Form 10-Q
period 2013-06-30
ARATANA THERAPEUTICS, INC.
filed 2013-08-13
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35952

Aratana Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3826477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1901 Olathe Boulevard

Kansas City, KS 66103

(913) 951-2132

(Address of principal executive offices, zip code and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

At August 8, 2013, there were 21,894,847 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2013 and December 31, 2012 (unaudited)	2

	Statements of Operations for the Three Months and Six Months ended June 30, 2013 and 2012 (unaudited) and the Cumulative Period from Inception (December 1, 2010) to June 30, 2013 (unaudited)	3

	Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012 (unaudited) and the Cumulative Period from Inception (December 1, 2010) to June 30, 2013 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		45

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$14,349	$13,973
Short-term marketable securities	5,889	6,382
Receivable from stockholder	—	650
Prepaid expenses and other current assets	2,876	25

Total current assets	23,114	21,030
Property and equipment, net	18	19
Restricted cash	141	141
Other long-term assets	39	32

Total assets	$23,312	$21,222

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$1,840	$761
Accrued expenses	1,128	1,361
Current portion loan payable	625	—
Deferred income	800	800
Other current liabilities	591	562

Total current liabilities	4,984	3,484
Loan payable	4,310	—
Other long-term liabilities	98	96

Total liabilities	9,392	3,580

Commitments and contingencies (Notes 6 and 8)

Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized, 9,999,999 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively.	9,951	9,951
Series A-1 convertible preferred stock; $0.001 par value, 2,750,000 shares authorized, 2,750,000 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively.	4,662	4,662
Series B convertible preferred stock; $0.001 par value; 5,166,667 shares authorized at December 31, 2012, and 5,141,667 shares authorized at June 30, 2012, 5,141,667 shares issued and outstanding at December 31, 2012, and June 30, 2013, respectively.	15,241	15,241
Series C convertible preferred stock; $0.001 par value; 3,000,000 and 3,050,000 shares authorized at December 31, 2012 and June 30, 2013, respectively; 2,349,541 and 3,043,112 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively.	12,098	9,343
Stockholders’ equity:
Common stock; $0.001 par value; 25,016,667 and 25,041,667 shares authorized at December 31, 2012 and June 30, 2013, respectively, 830,823 and 962,619 issued and outstanding at December 31, 2012 and June 30, 2013, respectively	1	1
Additional paid-in capital	910	654
Deficit accumulated during the development stage	(28,943)	(22,210)

Total stockholders’ deficit	(28,032)	(21,555)

Total liabilities stockholders’ equity	$23,312	$21,222

The accompanying notes are an integral part of these unaudited interim financial statements.

2

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative Period From Inception (December 1, 2010 to June 30, 2013)
	2013	2012	2013	2012

Revenue	$—	$—	$—	$—	$—
Operating expenses
Research and development	2,469	1,929	4,583	3,680	14,070
General and administrative	1,258	623	2,484	1,121	7,054
In-process research and development	—	—	—	—	8,025

Total operating expenses	3,727	2,552	7,067	4,801	29,149

Loss from operations	(3,727)	(2,552)	(7,067)	(4,801)	(29,149)

Other income (expense)
Interest income	22	3	25	7	52
Interest expense	(78)	—	(102)	—	(102)
Other income	343	—	411	—	532

Total other income (expense)	287	3	334	7	482

Net loss and comprehensive loss	$(3,440)	$(2,549)	$(6,733)	$(4,794)	$(28,667)

Unaccreted dividends on convertible preferred stock	(808)	(522)	(1,581)	(966)

Net loss attributable to common stockholders	$(4,248)	$(3,071)	$(8,314)	$(5,760)

Net loss per share attributable to common stockholders basic and diluted	$(4.62)	$(10.21)	$(9.35)	$(19.15)

Weighted average shares outstanding, basic and diluted (1)	918,397	300,841	889,528	300,841

(1)	All per share amounts and Aratana shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

The accompanying notes are an integral part of these unaudited interim financial statements.

3

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

			Cumulative Period From Inception (December 1, 2010 to June 30, 2013)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(6,733)	$(4,794)	$(28,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	8,025
Stock-based compensation expense	192	30	325
Depreciation expense	6	5	23
Non-cash interest expense	12	—	12
(Gain) loss on disposal of property and equipment	3	—	3
Changes in operating assets and liabilities:
Prepaid expenses	(2,851)	(35)	(1,665)
Other assets	(11)	(38)	(13)
Accounts payable	1,060	(210)	906
Accrued expenses	(208)	1,437	821
Deferred income	—	—	800
Other liabilities	(5)	5	1

Net cash used in operating activities	(8,535)	(3,600)	(19,429)

Cash flows from investing activities
Purchase of property and equipment	(8)	(2)	(45)
Purchase of marketable securities	(1,479)	(1,972)	(14,488)
Proceeds from maturities of marketable securities	1,972	1,972	8,599
Purchase of in-process research and development	—	—	(7,525)
Change in restricted cash	—	—	(140)

Net cash (used)/provided by investing activities	485	(2)	(13,599)

Cash flows from financing activities
Proceeds from issuance of debt, net of discount	4,927	—	4,927
Proceeds from issuance of Series A convertible preferred stock, net if issuance costs	—	—	9,951
Proceeds from issuance of Series A-1 convertible preferred stock, net if issuance costs	—	7,699	4,662
Proceeds from issuance of Series B convertible preferred stock, net if issuance costs	—	—	15,241
Proceeds from issuance of Series C convertible preferred stock, net if issuance costs	3,406	—	12,099
Proceeds from issuance of restricted stock	—	—	139
Proceeds from stock option exercises	98	—	363
Repurchase of early exercised stock	(5)	—	(5)

Net cash provided by financing activities	8,426	7,699	47,377

Net increase (decrease) in cash and cash equivalents	376	4,097	14,349
Cash and cash equivalents, beginning of period	13,973	6,002	—

Cash and cash equivalents, end of period	$14,349	$10,099	$14,349

Supplemental disclosure of cash-flow information:
Cash paid for interest	$91	$—	$91
Supplemental disclosure of noncash investing and financing activities:
Accrued third-party milestone payment	$500	$—	$500

Deferred initial public offering costs included in prepaid expenses	$2,668	$—	$2,668

The accompanying notes are an integral part of these unaudited interim financial statements.

4

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

1.	Nature of Business, Basis of Presentation and Summary of Accounting Policies

Aratana Therapeutics, Inc. (the “Company”) (a development stage enterprise) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the licensing, development and commercialization of innovative prescription medicines for pets (“pet therapeutics”). The Company has licensed and is developing three compounds: a selective prostaglandin E receptor 4, or EP4, antagonist (AT-001) for the treatment of pain and inflammation associated with arthritis in dogs and for pain management in cats; a ghrelin agonist (AT-002) for inappetence in cats and dogs; and a bupivacaine liposome injectable suspension (AT-003) for the treatment of post-operative pain in cats and dogs. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

On May 22, 2013, the Company effected a 1-for-1.662 reverse stock split of its issued and outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

In July 2013, the Company completed its initial public offering in which the Company issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. The Company received net proceeds of approximately $34,230 after deducting underwriting discounts and commissions of approximately $2,777 and other offering expenses of approximately $2,668. Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012 and the notes thereto as filed with the Securities and Exchange Commission in the Company’s final prospectus on June 27, 2013 relating to its Registration Statement on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, the valuation of common stock and stock-based awards and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Recently Issued and Adopted Accounting Pronouncements

Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required to be reclassified under U.S. GAAP. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance revised the previous guidance issued in June 2011 that was deferred and was applicable for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

2.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets that were subject to fair value measurement on a recurring basis as of June 30, 2013 and December 31, 2012 indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of June 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$248	$—	$248
Marketable securities	—	5,889	—	5,889

	$—	$6,137	$—	$6,137

	Fair Value Measurements as of December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$6,382	$—	$6,382

	$—	$6,382	$—	$6,382

The Company measures the fair value of marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar marketable securities. During the six months ended June 30, 2013 and year ended December 31, 2012, there were no transfers between Level 1, Level 2 and Level 3.

The amount outstanding under the Company’s loan and security agreement (the “Credit Facility”) is measured at its carrying value in the accompanying balance sheet, though the Company discloses the fair value of this financial instrument. The Company determines the fair value of the amount outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity adjusted for credit risk. The amount outstanding under the Credit Facility was valued using Level 2 inputs as of June 30, 2013. The result of the calculation yielded a fair value that approximates carrying value.

3.	Marketable Securities

As of June 30, 2013 and December 31, 2012, the fair value of available-for-sale marketable securities by type of security was as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross unrealized Losses	Fair Value
Certificates of deposit	$5,889	$—	$—	$5,889

	$5,889	$—	$—	$5,889

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,382	$—	$—	$6,382

	$6,382	$—	$—	$6,382

At June 30, 2013 and December 31, 2012, marketable securities consisted of investments that mature within one year. At December 31, 2012, marketable securities consisted of investments that mature within one year, with the exception of one CD, which has a stated maturity within two years and an aggregate fair value of $245; this investment is classified in current assets as it is viewed as being available to support current operations.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Deferred initial public offering costs	$2,668	$—
Prepaid expenses	199	25
Other current assets	9	—

	$2,876	$25

5.	Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Laboratory and office equipment	$2	$2
Computer equipment	33	32
Furniture	2	2

Total property and equipment	37	36
Less: Accumulated depreciation	(19)	(17)

Property and equipment, net	$18	$19

Depreciation expense was $3 and $6 for the three months and six months ended June 30, 2013, respectively, and was $2 and $3 for the three months and six months ended June 30, 2012, respectively.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

6.	Debt

On March 4, 2013, the Company entered into the Credit Facility with Square 1 Bank as lender. The Credit Facility provides for an initial term loan of $5,000 in principal (the “Initial Term Loan”) and additional term loans not to exceed $5,000 in principal, with total borrowings not to exceed $10,000. The additional term loans are available through March 4, 2014. The term loans are to be used to supplement the Company’s growth capital needs and for general corporate purposes, and all loans funded under the Credit Facility mature on March 4, 2016. The Credit Facility is secured by substantially all of the Company’s personal property other than intellectual property. The Company is not permitted to encumber, or grant a security interest in, its intellectual property. At June 30, 2013, total borrowings under the Credit Facility were $5,000.

The Company is obligated to make interest-only payments on any loans funded under the Credit Facility until March 31, 2014, and thereafter to pay 24 consecutive equal monthly installments of principal and interest through March 31, 2016. Prior to March 4, 2014, the loans under the Credit Facility bear interest at a variable annual rate equal to the greater of (i) the prime rate then in effect plus 2.25% or (ii) 5.50%. On or after March 4, 2014, the loans under the Credit Facility bear interest at a fixed annual rate equal to the greater of (i) prime rate in effect on March 4, 2014 plus 2.25% or (ii) 5.50%.

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the balance sheet net of discount of $73, related to fees assessed by the lender at the time of borrowing. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the three-year term of the Initial Term Loan to the maturity date. At June 30, 2013, the debt discount balance totaled $65. Accretion amounts recognized as interest expense for the three months and six months ended June 30, 2013 totaled $6 and $8, respectively.

The Company is obligated to pay a success fee of up to $250 upon a sale of substantially all of the Company’s assets or capital stock or upon a reorganization where 100% of voting stockholders hold less than 50% of voting securities after such transaction.

The Credit Facility includes restrictions on, among other things, the Company’s ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. The Credit Facility requires that, from March 4, 2013 through December 31, 2013, the cash maintained at Square 1 Bank plus the cash available under the Credit Facility equal an amount that is at least four times the amount of monthly cash burn, and the Company is required to maintain a liquidity ratio of at least one-to-one beginning January 1, 2014. The Credit Facility further requires that 50% of the Company’s cash balance must be held at Square 1 Bank, provided the Company has at least $10,000 in cash. If the Company has less than $10,000 in cash, all cash must be held at Square 1 Bank.

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides Square 1 Bank the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $350. At June 30, 2013, the Company is in compliance with all covenants related to the Credit Facility.

Estimated future principal payments under the Initial Term Loan are as follows:

Years Ending December 31,
2013	$—
2014	1,875
2015	2,500
2016	625
2017	—
Thereafter	—

Total	$5,000

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

During the three months and six months ended June 30, 2013, the Company recognized $78 and $102 of interest expense related to the Credit Facility, respectively.

The Company had no debt outstanding as of December 31, 2012.

7.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses (current), other current liabilities and other long-term liabilities consisted of the following as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Accrued expenses:
Accrued payroll and related expenses	$416	$571
Accrued professional fees	145	88
Accrued interest	23	—
Accrued research and development costs	491	695
Accrued other	53	7

	$1,128	$1,361

Other current liabilities:
Early exercise of stock-based awards	$91	$62
Accrued third-party license fee	500	500

	$591	$562

Other long-term liabilities:
Early exercise of stock-based awards	$98	$96

	$98	$96

8.	Agreements

Kansas Bioscience Authority (“KBA”) Programs

During the three months and six months ended June 30, 2013, the Company recognized income of $343 and $412, respectively. No grant income was recognized during the respective periods during 2012.

Exclusive Option Agreement

The Company’s business model is to identify innovative proprietary compounds from human biopharmaceutical companies and to develop these product candidates into regulatory-approved therapeutics specifically for use in pets. To this end, the Company has developed a process in which, in exchange for a fee, it enters into a time-limited option agreement (the “Exclusive Option Agreement”) with a biopharmaceutical company (the “Potential Licensor”). During the option period the Company obtains from the Potential Licensor the data and information necessary to perform studies to evaluate the compound. Once the Company has evaluated the compound, it can chose to either terminate the Exclusive Option Agreement with no further obligation, or exercise the option to enter into an exclusive, worldwide license agreement (the “License Agreement”) to develop and commercialize products for non-human animal health applications. The fee associated with the Exclusive Option Agreement is generally non-refundable and non-creditable.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The principal terms of the License Agreement, if entered into by the Company, will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

During the three month period ended June 30, 2013, the Company entered into an Exclusive Option Agreement that was still ongoing as of period end. The Exclusive Option Agreement expires in 2014. Expenditures in the amount of $250 associated with this agreement were recognized in research and development expense in the Statement of Operations.

During August 2013, the Company entered into two Exclusive Option Agreements. The Company believes the Exclusive Option Agreements will expire during 2014 based upon the terms of the agreements.

No Exclusive Option Agreements were entered into during the year ended December 31, 2012.

9.	Convertible Preferred Stock

On February 11, 2013, the Company issued an additional 693,571 shares of the Series C Preferred Stock at an issuance price of $4.00 per share and received net proceeds of $2,774. In connection with the 2013 Series C Preferred Stock financings, the Company paid issuance costs totaling $19.

On June 26, 2013, the holders of at least 75% of the then-outstanding shares of Series A Preferred Stock elected and consented to the automatic conversion of each outstanding share of Preferred Stock into shares of common stock immediately prior to the consummation of the public offering contemplated by the Company’s Registration Statement on Form S-1 (No. 333-187372).

Immediately prior to the consummation of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate 13,351,902 shares of common stock.

At June 30, 2013, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 20,941,667 shares of preferred stock, par value $0.001 per share. The Company has issued Series A, Series A-1, Series B, and Series C convertible preferred stock (collectively, the “Preferred Stock”).

Preferred Stock consisted of the following as of June 30, 2013:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Liquidation Preference	Carrying Value
Series A convertible preferred stock	10,000,000	9,999,999	$12,137	$9,951
Series A-1 convertible preferred stock	2,750,000	2,750,000	5,500	4,662
Series B convertible preferred stock	5,166,667	5,141,667	17,344	15,241
Series C convertible preferred stock	3,050,000	3,043,112	12,643	12,098

	20,941,667	20,934,778	$47,624	$41,952

Preferred Stock consisted of the following as of December 31, 2012:

	Preferred Stock Authorized	Preferred Stock Issued and Outstanding	Liquidation Preference	Carrying Value
Series A convertible preferred stock	10,000,000	9,999,999	$11,674	$9,957
Series A-1 convertible preferred stock	2,750,000	2,750,000	5,500	4,662
Series B convertible preferred stock	5,166,667	5,141,667	16,691	15,241
Series C convertible preferred stock	3,000,000	2,349,541	9,404	9,343

	20,916,667	20,241,207	$43,269	$39,203

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Dividends

On April 26, 2013, the Company approved the payment in shares of Common Stock of any accrued or declared and unpaid dividends for any shares of Series Preferred Stock that is subject to automatic conversion into shares of Common Stock in connection with an initial public offering.

Series C Preferred Stock Dividends

At June 30, 2013 and December 31, 2012, accumulated and unpaid dividends amounted to $470 and $6, respectively, for the Series C Preferred Stock.

Series B Preferred Stock Dividends

At June 30, 2013 and December 31, 2012, accumulated and unpaid dividends amounted to $1,919 and $1,266, respectively, for the Series B Preferred Stock.

Series A Preferred Stock Dividends

At June 30, 2013 and December 31, 2012, accumulated and unpaid dividends amounted to $2,137 and $1,674, respectively, for the Series A Preferred Stock.

Series A-1 Preferred Stock Dividends

As of June 30, 2013 and December 31, 2012, no dividends had been declared to date by the board of directors.

Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock.

10.	Common Stock

On May 22, 2013, the Company effected a 1-for-1.662 reverse stock split of its issued and outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

At June 30, 2013, the Company’s Certificate of Incorporation, as amended, authorized the Company to issue 25,041,667 shares of common stock, par value $0.001 per share.

In July 2013, the Company completed the initial public offering of its common stock in which the Company issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. The Company received net proceeds of approximately $34,230 after deducting underwriting discounts and commissions of approximately $2,777 and other offering expenses of approximately $2,668.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

On June 26, 2013, the holders of at least 75% of the then-outstanding shares of Series A Preferred Stock elected and consented to the automatic conversion of each outstanding share of Preferred Stock into shares of common stock immediately prior to the consummation of the public offering contemplated by the Company’s Registration Statement on Form S-1 (No. 333-187372).

Immediately prior to the consummation of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock.

On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000 shares, and provided for 10,000,000 authorized shares of preferred stock, par value $0.001 per share.

11.	Stock-Based Awards

2010 Equity Incentive Plan

The following table summarizes the activities for our stock options for the six months ended June 30, 2013:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	564,636	$0.32	9.0	$1,286
Granted	231,445	1.39
Exercised	(232,715)	0.42
Forfeited/canceled	(15,041)	0.40
Expired	—	—

Outstanding as of June 30, 2013	548,325	$0.71	4.81	$3,754

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2012	390,209	$0.40
Restricted common stock issued	76,496	2.59
Restricted common stock vested	(5,512)	2.59
Restricted common stock forfeited/canceled	—	—

Unvested restricted common stock as of June 30, 2013	461,193	$0.74

As of June 30, 2013, options for the purchase of 1,135,974 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 494,750 are unvested and subject to repurchase.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

2013 Equity Incentive Plan

The following table summarizes the activities for our stock options for the six months ended June 30, 2013:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	—	$—	—	$—
Granted	309,261	6.00
Exercised	—	—
Forfeited/canceled	—	—
Expired	—	—

Outstanding as of June 30, 2013	309,261	$6.00	9.99	$482

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2012	—	$—
Restricted common stock issued	11,883	7.56
Restricted common stock vested	—	—
Restricted common stock forfeited/canceled	—	—

Unvested restricted common stock as of June 30, 2013	11,883	$7.56

Stock-Based Compensation

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three months and six months ended June 30, 2013 and June 30, 2012 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$31	$—	$62	$—
General and administrative	58	20	130	20

Total	$89	$20	$192	$20

The Company had an aggregate of $1,646 and $261 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of June 30, 2013, which is expected to be recognized over a weighted average period of 1.7 years.

12.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months and six months ended June 30.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic and diluted net loss per share attributable to common stockholders:

Numerator:

Net Loss	$(3,440)	$(2,549)	$(6,733)	$(4,794)
Unaccreted dividends on convertible preferred stock	(808)	(522)	(1,581)	(966)

Net loss attributable to common stockholders	$(4,248)	$(3,071)	$(8,314)	$(5,760)

Denominator:

Weighted average shares outstanding - basic and diluted	918,397	300,841	889,528	300,841

Net loss per share attributable to common stockholders - basic and diluted (1)	$(4.62)	$(10.21)	$(9.35)	$(19.15)

(1)	All per share amounts and shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

Stock options for the purchase of 1,032,487 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three months and six months ended June 30 2012, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

Stock options for the purchase of 1,043,076 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three months and six months ended June 30, 2013, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

13.	Subsequent Event

During August 2013, the Company modified two stock option awards granted to the Company’s former President, for the purchase of 269,817 shares of common stock in the aggregate. The modifications included the forfeiture of options to purchase 9,228 shares of common stock, and extended the expiration date of options from August 9, 2013 to January 31, 2014. No additional stock based compensation expense is expected to be recognized as a result of this modification.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a development-stage biopharmaceutical company focused on the licensing, development and commercialization of innovative medications for pets. We believe that we can leverage the investment in the human biopharmaceutical industry to bring therapeutics to pets in a capital and time efficient manner. Our strategy is to in-license proprietary compounds from human biopharmaceutical companies and to develop these product candidates into therapeutics specifically for use in pets. We believe the development and commercialization of these therapeutics will permit veterinarians and pet owners to manage pets’ medical needs safely and effectively, resulting in longer and improved quality of life for pets.

In order to successfully execute our plan, we have assembled an experienced management team consisting of veterinarians, physicians, scientists and other professionals that apply the core principles of drug development to the medical needs of pets. The members of our senior management team combined have over 100 years of experience in the animal health and human biopharmaceutical industries, as well as a strong track record of successfully developing and commercializing therapeutics for pets. Our Chief Scientific Officer and our Head of Drug Evaluation and Development have each been actively involved in the development of over 20 animal health products that have obtained regulatory approval. Our Chief Commercial Officer has been responsible for guiding the launch of 22 animal health products, including Rimadyl, the highest selling product for the treatment of pain in dogs.

Since our founding in 2010, we have licensed three compounds, AT-001, AT-002 and AT-003, that we are developing into six products for use in pets in the United States and Europe. We are conducting clinical studies designed to confirm the safety and effectiveness of selected dose regimens, referred to as dose confirmation studies, for AT-001 for the treatment of pain in dogs and cats, and for AT-002 for the treatment of inappetence in both cats and dogs. Once these studies are complete, we intend to start clinical studies intended to provide substantial evidence required for regulatory approval, referred to as pivotal effectiveness studies. We aim to submit new animal drug applications, or NADAs, for U.S. approval for the majority of these potential products in 2015 and 2016 and to make similar regulatory filings for European approval in 2016 and 2017. We plan to commercialize our products in the United States through a direct sales force, complemented by distributor relationships, and in Europe and rest of world through commercial partners.

We are a development stage company with no products approved for marketing and sale and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $3.4 million and $6.7 million during the three months and six months ended June 30, 2013, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of June 30, 2013, we had a deficit accumulated during development stage of $28.9 million and cash, cash equivalents and short-term investments of $20.2 million.

Financial Overview

Revenue

We do not have any products approved for sale, have not generated any revenues from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. If our development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for any of our product candidates, we may generate revenues from those product candidates.

Operating Expenses

The majority of our operating expenses to date have been for the licensing of and the research and development activities related to AT-001, AT-002, and AT-003.

Research and Development Expense

Research and development costs, which consist primarily of costs associated with our product development efforts, including target animal studies, are expensed as incurred. Research and development expense consists primarily of wages, stock-based compensation and employee benefits for all employees engaged in scientific research and development functions, and other operational costs related to our research and development activities, including facility-related expenses, external costs of outside contractors engaged to conduct target animal studies, contract manufacturers and active pharmaceutical ingredient (API) chemistry service providers, license payments made under our licensing agreements, regulatory, professional and consulting fees, travel costs and allocated corporate costs.

We have been developing AT-001, AT-002 and AT-003 in parallel and typically use our employee and infrastructure resources across multiple development programs. We track outsourced development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds. These expenses are included in personnel costs and other internal costs, respectively.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees in administration, finance and business development. General and administrative expenses also includes allocated rent and other facilities costs; professional and consulting fees for general business purposes and for accounting and tax services, business development activities, and general legal services; and travel and other costs.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash and cash equivalents.

Interest Expense

In March 2013, we borrowed $5.0 million under our credit facility and we will incur interest expense associated with those borrowings. A more detailed description of our credit facility is available under the caption “Liquidity and Capital Resources.”

Other Income

Other income consists primarily of amounts received under a research and development voucher program grant agreement with the Kansas Bioscience Authority (KBA), which was executed in March 2012. We are eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically-named Kansas companies. From inception through June 30, 2013, we have received $0.5 million under this agreement.

Income Taxes

As of December 31, 2012, we had federal and state net operating loss carryforwards of $1.1 million and $1.0 million, respectively, and federal and state research and development tax credit carryforwards of $42,000 and $45,000, respectively. We have not recorded any U.S. Federal or state income tax benefits for the losses or research and development tax credits, as they have been offset in full by valuation allowances.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus filed with the SEC on June 27, 2013 relating to our registration statement on Form S-1 and in Note 1 to our financial statements appearing elsewhere in this report. There have been no material changes to our critical accounting policies through June 30, 2013 from those discussed in our final prospectus filed on June 27, 2013.

Results of Operations

Comparison of the Three Months and Six Months Ended June 30, 2013 and 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	2,469	1,929	4,583	3,680
General and administrative	1,258	623	2,484	1,121
Other income
Interest income	22	3	25	7
Interest expense	(78)	—	(102)	—
Other income	343	—	411	—

Revenue

We did not generate any revenue during either of the three month or six month periods ended June 30, 2012 or 2013.

Research and development expense

	Three Months Ended June 30,
	2013	2012
	(Dollars in thousands)

Outsourced development costs
AT-001	$993	$1,147
AT-002	412	562
AT-003	197	—
Personnel costs	509	167
Other costs	358	53

Total research and development	$2,469	$1,929

During the three months ended June 30, 2013, research and development expense increased by $0.5 million as compared to the same period in 2012. This increase was primarily due to a $0.3 million increase in personnel costs as a result of increased headcount and a $0.3 million increase in other costs related to an option agreement to in-license a new compound, which were partially offset by a $0.1 million decrease in outsourced development costs due to the timing of the outsourced work performed when compared quarter to quarter.

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)

Outsourced development costs
AT-001	$1,770	$1,832
AT-002	1,040	1,417
AT-003	197	—
Personnel costs	1,006	282
Other costs	570	149

Total research and development	$4,583	$3,680

During the six months ended June 30, 2013, research and development expense increased by $0.9 million as compared to the same period in 2012. This increase was primarily due to a $0.7 million increase in personnel costs as a result of increased headcount; a $0.2 million increase in outsourced development costs related to commencement of development of AT-003; and a $0.4 million increase in other costs primarily related to an option agreement to in-license a new compound. The increase is partially offset by a decrease of $0.4 million in outsourced development costs.

We expect research and development expense will increase for the foreseeable future as we continue to increase our headcount, commence pivotal field effectiveness studies and further develop our compounds. At this time, due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates. We expect to fund our research and development expenses from our cash and cash equivalents, a portion of the net proceeds from our initial public offering and any future collaboration arrangements. We cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and administrative expense

During the three months ended June 30, 2013, general and administrative expense increased by $0.6 million as compared to the same period in 2012. This increase was primarily due to a $0.5 million increase in personnel-related costs, which was the result of increased headcount, higher salaries, employee benefits, travel and supplies and a $0.1 million one-time charge for costs associated with the initial public offering.

During the six months ended June 30, 2013, general and administrative expense increased by $1.4 million as compared to the same period in 2012. This increase was primarily due to a $0.8 million increase in personnel-related costs, which was the result of increased headcount, higher salaries, employee benefits, travel and supplies; $0.2 in accrued professional fees associated with the higher costs of public company requirements; $0.2 in one-time charges for costs associated with the initial public offering, including travel; and $0.2 in costs associated with our commercial infrastructure and business development initiatives.

We expect general and administrative expense to continue to increase as we begin operating as a public company and continue to build our corporate infrastructure in the support of continued development and commercialization of AT-001, AT-002 and AT-003 and other development programs.

Other income (expense)

Interest expense increased by $78,000 and $102,000 for the three month and six month period ended June 30, 2013, respectively compared to the same periods in 2012. This increase was due to interest expense related to our credit facility, which was entered into during March 2013. Accretion of the debt discount and deferred financing costs totaled $6,000, and $8,000 for the three month and six month periods ended June 30, 2013, respectively, which is non-cash interest included in our interest expense above.

Interest income

Interest income increased slightly for the three month and six month periods ended June 30, 2013 compared to the same periods in 2012, which primarily relates to interest earned related to investments in certificates of deposit.

Other income

Other income increased by $0.3 million and $0.4 million during the quarter and six-months ended June 30, 2013, respectively, as compared to the same periods in 2012. These increases related primarily to a research and development voucher program grant agreement with the Kansas Bioscience Authority, which was executed in March 2012. We are eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically-named Kansas companies. From inception through June 30, 2013, we have received $0.5 million under this agreement.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated revenue since our inception in December 2010, and as of June 30, 2013, we had a deficit accumulated during development stage of $28.9 million.

As of June 30, 2013, we had cash, cash equivalents and short-term investments of $20.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation. Currently, our funds are held in cash and certificates of deposit.

In July 2013, we completed our initial public offering in which we issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. We received net proceeds of approximately $34.2 million after deducting underwriting discounts and commissions of approximately $2.8 million and other offering expenses of approximately $2.7 million. Upon the closing of the initial public offering, all shares of our then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock.

We believe that our cash, cash equivalents and short term investments as of June 30, 2013, together with our existing credit facility and the net proceeds of the initial public offering, are sufficient to fund operations through at least the next 24 months. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Indebtedness

In March 2013, we entered into a loan and security agreement, or credit facility, with Square 1 Bank pursuant to which we borrowed $5.0 million, or Tranche One. We are eligible to borrow an additional $5.0 million, or Tranche Two, through March 4, 2014. We are obligated to make monthly interest-only payments until March 4, 2014 at a variable rate equal to the greater of 2.25% above the prime rate (currently 5.5%), or 5.5% per annum, and commencing after March 4, 2014, we will make consecutive equal monthly payments of principal and interest through March 1, 2016 at a fixed interest rate equal to the greater of 2.25% above the prime rate as of March 4, 2014, or 5.5% for the remainder of the loan. For further information on this indebtedness see Note 6 to the financial statements.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Six Months Ended
	June 30,
	2013	2012
	(Dollars in thousands)
Net cash used in operating activities	$(8,535)	$(3,600)
Net cash (used)/provided by investing activities	485	(2)
Net cash provided by financing activities	8,426	7,699

Net cash used in operating activities

During the six months ended June 30, 2013, net cash used in operating activities was $8.5 million. Net cash used in operating activities primarily resulted from our net loss of $6.7 million, partially increased by net cash used from changes in operating assets and liabilities of $2.0 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002 and AT-003 programs and our general and administrative expenses, as we had no revenue in the period. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase of $1.1 million in accounts payable, offset by uses of cash related to an increase of $2.8 million in prepaid expenses and, a decrease of accrued expenses of $0.2 million. The increase in prepaid expenses relate primarily to the initial public offering. The increase in accounts payable primarily related to the timing of payments made for our outsourced research and development activities. The decrease in accrued expenses related primarily to research and development expenses during the period.

During the six months ended June 30, 2012, net cash used in operating activities was $3.6 million. Net cash used in operating activities primarily resulted from our net loss of $4.8 million, partially offset by net cash provided from changes in operating assets and liabilities of $1.1 million. Our net loss was primarily attributed to research and development activities related to our AT-001, and AT-002 programs and our general and administrative expenses, as we had no revenue in the period. Net cash provided by changes in our operating assets and liabilities consisted primarily of increased accrued research and development expenses of $1.4 million, partially offset by a $0.2 million decrease in accounts payable.

Net cash (used)/provided by investing activities

During the six months ended June 30, 2013, net cash provided by investing activities was $0.5 million, which related to maturities and purchases of marketable securities. During this period, we sold $2.0 million of marketable securities, and purchased $1.5 million of marketable securities.

During the six months ended June 30, 2012, we did not use cash for investing activities. During this period, we sold and purchased $2.0 million of marketable securities, resulting in no net change in cash.

Net cash provided by financing activities

During the six months ended June 30, 2013, net cash provided by financing activities was $8.4 million. Net cash provided by financing activities primarily resulted from net proceeds of $3.4 million raised from the private placement of our series C convertible preferred stock, net proceeds of $4.9 million from our credit facility and proceeds of $0.1 million received from the exercise of stock options.

During the six months ended June 30, 2012, net cash provided by financing activities was $7.7 million and resulted from net proceeds of $7.7 million raised from the private placement of our series B convertible preferred stock.

Kansas Programs

In private offerings we conducted in December 2010, November 2011, February 2012 and January 2013, we issued to the KBA an aggregate of 500,000 shares of our series A convertible preferred stock, 166,666 shares of our series B convertible preferred stock and 81,037 shares of our series C convertible preferred stock in exchange for aggregate proceeds of approximately $1.3 million. Further, on March 6, 2012, the KBA granted us a research and development voucher award of up to $1.3 million.

Pursuant to Kansas law, we will be required to repay any amounts received from the KBA, which may include an obligation to repurchase the shares of capital stock purchased by the KBA, subject to the discretion of the KBA, if we relocate the operations in which the KBA invested outside of the State of Kansas within ten years after receiving such amounts.

In addition, 13 individual investors or permitted entity investors who purchased shares of our series B convertible preferred stock and up to 18 individual investors or permitted entity investors who purchased shares of our series C convertible preferred stock were allocated approximately $1.5 million in the aggregate in Kansas income tax credits from the Kansas Department of Commerce in connection with their purchase of such shares in private offerings. Each individual investor or owner of a permitted entity investor is required to certify to the Kansas Department of Commerce that he, she or it is an accredited investor as defined under Regulation D of Rule 501 under the Securities Act before receiving such tax credits. None of such recipients are directors, executive officers or beneficial owners of more than 5% of our capital stock.

Pursuant to Kansas law, if within ten years after the sale of our preferred stock to the KBA, we cease to be a qualified Kansas business meaning we do not meet one of the following three criteria (a) being a corporation domiciled in Kansas, (b) doing more than 50% of our business in Kansas or (c) doing more than 80% of our production in Kansas, then we will be required to repay the tax credits in an amount determined by the Kansas Department of Commerce.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Recently Issued and Adopted Accounting Pronouncements

Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required to be reclassified under U.S. GAAP. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance revised the previous guidance issued in June 2011 that was deferred. This guidance was applied by us for all interim and annual periods beginning on January 1, 2013. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents as of June 30, 2013 consisted primarily of cash and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures –

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting –

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Risks Related to Our Limited Operating History and Financial Condition

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We are currently developing three compounds for six product approvals in each of the United States and Europe and have no commercial sales, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a development-stage biopharmaceutical company in the pet therapeutics industry with a limited operating history. Biopharmaceutical product development in the pet therapeutics industry is a highly speculative undertaking and involves a substantial degree of risk. To date, we have focused primarily on developing our licensed compounds, AT-001, AT-002 and AT-003, for six product approvals in cats and dogs in each of the United States and Europe. We are not profitable and have incurred losses in each year since our inception in December 2010. We have a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the six months ended June 30, 2013 was $6.7 million and for the years ended December 31, 2011 and 2012 was $3.5 million and $11.6 million, respectively. As of June 30, 2013, we had a deficit accumulated during development stage of $28.9 million and we had $20.2 million in cash, cash equivalents and short-term investments. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or CVM. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product portfolio expansion, product development, other operations or commercialization efforts.

Since our inception, nearly all of our resources have been dedicated to the in-licensing and research and development of our current product candidates. Completing the development and obtaining regulatory approval of our product candidates will require substantial funds. We also have an active in-licensing effort focused on identifying human therapeutics for development and commercialization as pet therapeutics. We believe that we will continue to expend substantial resources for the foreseeable future for the development of our current product candidates and in-licensing and research and development of any other product candidates we may choose to pursue. These expenditures will include costs associated with identifying potential product candidates, licensing payments, conducting target animal studies, completing other research and development, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any target animal study is uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our current or future product candidates.

We believe that our cash and cash equivalents as of June 30, 2013 together with our existing credit facility and the proceeds from our initial public offering will allow us to fund our operating plan through at least June 30, 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including, but not limited to:

•	the results of our target animal studies for our current and future product candidates;

•	the amount and timing of any milestone payments or royalties we must pay pursuant to our current or future license agreements or collaboration agreements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the upfront and other payments, and associated costs, related to identifying and in-licensing new product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

•	our ability to partner with companies with an established commercial presence in Europe to provide our products in that market;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•

whether we are required to repay amounts that we received from the Kansas Bioscience Authority, or the KBA, repurchase the shares of our capital stock owned by the KBA or repay Kansas income tax credits allocated to some of our investors (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Kansas Programs”);

•	our ability to draw funds from our existing credit facility;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	our target animal studies or other development activities for our current or future product candidates;

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any of our current or future product candidates; or

•	our in-licensing effort and expansion of our product portfolio.

Risks Related to Our Business

We are substantially dependent on the success of our current compounds, AT-001, AT-002 and AT-003, which are currently our only product candidates and are still in development.

We currently have no products approved for commercial distribution. To date, we have invested nearly all of our efforts and financial resources in the in-licensing, research and development of AT-001, AT-002 and AT-003, which are currently our only product candidates and are still in development.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development and commercialization of our current and future product candidates. The development and commercial success of our current product candidates will depend on a number of factors, including the following:

•

timely initiation and completion of our target animal studies for our current product candidates, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•

our ability to demonstrate to the satisfaction of the CVM and the European Medicines Agency, or EMA, the safety and efficacy of our product candidates and to obtain regulatory approval in the United States and Europe;

•	our success in educating veterinarians and pet owners about the benefits, administration and use of our product candidates;

•	the prevalence and severity of adverse side effects, including a continued acceptable safety profile of the product following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•

the ability of our third-party manufacturers to manufacture supplies of any of our current or future product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP;

•	our ability to successfully launch commercial sales of our current product candidates, assuming CVM approval is obtained, whether alone or in collaboration with others;

•

our ability to enforce our intellectual property rights in and to our product candidates and avoid third-party patent interference, third-party initiated and U.S. PTO-initiated administrative patent proceedings or patent infringement claims; and

•	acceptance of our product candidates as safe and effective by veterinarians, pet owners and the animal health community.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenue through the sale of our product candidates. If we are not successful in commercializing one or more of our product candidates, or are significantly delayed in doing so, our business will be materially harmed and the value of your investment could substantially decline.

If we are not successful in identifying, licensing, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, license, develop and commercialize a portfolio of products to serve the pet therapeutics market. We derive potential pet therapeutic product candidates from molecules and compounds discovered or developed as part of human biopharmaceutical research. We expect to enter into license arrangements with third parties to provide us with rights to human health compounds for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. If we are unable to access human health-generated molecules and compounds to conduct research and development on cost-effective terms, our ability to develop new products could be limited. In some instances, human biopharmaceutical companies may be unwilling to license us their products or compounds for development as pet therapeutics because of perceived regulatory and commercial risks, including the risk that the FDA could delay or halt an ongoing human development trial if the same compound, when studied in animals, produces an unexplained adverse event or death, and the risk that, if the same compound is developed for humans and pets, and the human version is priced significantly higher than the pet version, which is usually the case, human patients would attempt to use the cheaper animal version of the drug. Even if we successfully identify and license potential product candidates, we may still fail to yield product candidates for development and commercialization for many reasons, including the following:

•	competitors may develop alternatives that render our product candidates obsolete;

•	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

•

a product candidate may on further study be shown to have harmful side effects in pets or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by veterinarians, pet owners and the pet therapeutic community.

If we fail to develop and successfully commercialize other product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our current and future product candidates.

We may be unable to obtain regulatory approval for our existing or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization efforts and adversely impact our potential to generate revenue, our business and our results of operations.

Our product candidates are in various stages of development, and our business currently depends entirely on their successful development, regulatory approval and commercialization. We currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize any of our current or future product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics products are subject to extensive regulation by the CVM, the EMA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our products in the United States until we receive approval of a New Animal Drug Application, or NADA, from the CVM or in Europe until we receive approval from the EMA.

To gain approval to market a pet therapeutic for a particular species of pet, we must provide the CVM and foreign regulatory authorities with data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA or other regulatory filing. The development of pet therapeutics in a target animal is a lengthy, expensive and uncertain process, and delay or failure can occur at any stage of any of our development efforts. Success in prior target animal studies or in the treatment of human beings with a product candidate does not ensure that our target animal studies will be successful and the results of development efforts by other parties may not be indicative of the results of our target animal studies and other development efforts.

The CVM or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

•	we are unable to demonstrate to the satisfaction of the CVM or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•	the CVM or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

•	we may be unable to demonstrate that the product candidate’s benefits outweigh any safety or other perceived risks;

•	the CVM or the applicable foreign regulatory body may require additional studies;

•	the CVM or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

•	the CVM or the applicable foreign regulatory body may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; and

•	the approval policies or regulations of the CVM or the applicable foreign regulatory body may significantly change in a manner rendering the data from our studies insufficient for approval.

Even if we receive approval of an NADA or foreign regulatory filing for our product candidates, the CVM or the applicable foreign regulatory body may approve our product candidates for a more limited indication than we originally requested, and the CVM may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

Even if our current or future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain CVM or other regulatory approvals, our current or future product candidates may not achieve market acceptance among veterinarians and pet owners, and may not be commercially successful. Market acceptance of any of our current or future product candidates for which we receive approval depends on a number of factors, including:

•	the safety of our products as demonstrated in our target animal studies;

•	the indications for which our products are approved;

•	the acceptance by veterinarians and pet owners of the product as a safe and effective treatment;

•	the proper training and administration of our products by veterinarians;

•	the potential and perceived advantages of our product candidates over alternative treatments, including generic medicines and products approved for use by humans that are used off label;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of veterinarians and pet owners;

•	the willingness of pet owners to pay for our treatments, relative to other discretionary items, especially during economically challenging times;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our financial results.

Development of pet therapeutics involves an expensive and lengthy process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Development of pet therapeutics is expensive and can take many years to complete, and its outcome is inherently uncertain. Furthermore, we rely on contract research organizations, or CROs, and other third parties to ensure the proper and timely conduct of our studies and development efforts and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the development process. The results of our initial development efforts and previous studies conducted by third parties may not be predictive of and do not ensure that our target animal studies and other development efforts will demonstrate similar results. Product candidates in our studies may fail to show the desired safety and efficacy despite showing such results in initial data or previous human or animal studies conducted by other parties. Even if our studies and other development efforts are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

Once our target animal studies commence, we may experience delays in such studies and other development efforts and we do not know whether planned studies will begin on time, need to be redesigned or be completed on schedule, if at all. Pet therapeutics studies can be delayed or aborted for a variety of reasons, including delay or failure to:

•	reach agreement on acceptable terms with prospective CROs and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	complete target animal studies due to deviations from study protocol;

•	address any safety concerns that arise during the course of testing;

•	address any conflicts with new or existing laws or regulations;

•	add new study sites; or

•	manufacture sufficient quantities of formulated drug for use in studies.

If we experience delays in the completion of, or termination of, any development efforts for our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our development efforts will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of our development efforts may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The development and commercialization of pet therapeutics is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are and will likely continue to be extensive research and substantial financial resources invested in the discovery and development of new pet therapeutics. Our potential competitors include large animal health companies, such as Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; and Zoetis, Inc. We also compete against several animal health companies in Europe, such as the Virbac Group, Ceva Animal Health and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage companies that are developing products for use in the pet therapeutics market.

At the product level, we will face competition for AT-001 from Rimadyl, Deramaxx, Previcox and Metacam. We are not aware of any direct competitor for AT-002. We expect AT-003 will compete primarily with the non-steroidal anti-inflammatory drugs from the class of cyclooxygenase inhibitors and injectable anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. We may also face competition from generic medicines and products approved for use in humans that are used off label for pets.

We are an early-stage company with a limited history of operations and many of our competitors have substantially more resources than we do, including both financial and technical. In addition, many of our competitors have more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health medicines, including pet therapeutics. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop any of our current or future product candidates, conduct our in-licensing and development efforts and commercialize any of our current or future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Steven St. Peter, M.D., our President and Chief Executive Officer, Ernst Heinen, Ph.D., D.V.M., our Head of Drug Evaluation and Development, Louise A. Mawhinney, our Chief Financial Officer, Linda Rhodes, V.M.D, Ph.D., our Chief Scientific Officer, and Julia Stephanus, our Chief Commercial Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates. Although we have entered into employment agreements with Dr. St. Peter, Dr. Heinen, Ms. Mawhinney, Dr. Rhodes and Ms. Stephanus, these agreements do not provide for a fixed term of service.

Although we have not historically experienced unique difficulties attracting and retaining qualified employees, we could experience such problems in the future. For example, competition for qualified personnel in the animal health fields is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output.

We rely completely on third-party manufacturers to manufacture the supplies for the development of our current product candidates and we intend to rely on third-party manufacturers to produce commercial quantities of any approved drug candidate.

We do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture the formulated drug for use in the conduct of our target animal studies. We also lack the resources and the capability to manufacture any of our product candidates on a scale necessary for commercialization. We will need to identify contract manufacturers to provide commercial supplies of the formulated drugs for AT-001 and AT-002. For AT-003, we have entered into a commercial supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. Under this agreement, Pacira will provide us with finished drug product in vials, without final labeling and packaging, for which we are responsible. Pacira may terminate this supply agreement if we fail to make an undisputed payment, if we breach a material provision of the agreement, or if Pacira ceases manufacture of the product. Pacira also has the unilateral right to change its manufacturing process for the product, and if we cannot reach agreement on the terms of continued supply of AT-003 meeting current specifications and Pacira decides that it is no longer commercially reasonable to supply us with product meeting such specifications, then Pacira may terminate this supply agreement. If this supply agreement terminates for any reason, we may be unable to arrange for alternative supply of AT-003. We cannot assure you that we will be able to identify an alternate contract manufacturer for AT-003 in a timely manner on commercially reasonable terms, or at all. Additionally, we may be unable to identify and reach agreement with a contract manufacturer for AT-001 and AT-002 in a timely manner on commercially reasonable terms, or at all. Any delay in our ability to identify and contract with these third-party contract manufacturers on commercially reasonable terms, or at all, would have an adverse impact upon our business.

In July 2012, we entered into an API development agreement with RaQualia Pharma Inc., or RaQualia, pursuant to which we agreed to develop a manufacturing process for AT-001 that is cGMP compliant. We intend to fulfill this obligation through a contract manufacturer, Cambridge Major Laboratories, Inc., or CML, whom we engaged in August 2011 to develop the manufacturing process for AT-001. If our arrangement with CML terminates for any reason, we may not be able to identify an alternate contract manufacturer to develop a cGMP compliant manufacturing process for AT-001 in a timely manner, on commercially reasonable terms, or at all. Any delay in our ability to identify and contract with such an alternate contract manufacturer in a timely manner, on commercially reasonable terms, or at all, would have an adverse impact upon our business, including our relationship with RaQualia.

The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredients and formulated drugs may be subject to inspections by the CVM that will be conducted after we submit our NADA to the CVM, and approval by the CVM. We do not control the manufacturing processes used by, and we are completely dependent on, our contract manufacturers to comply with cGMP for the manufacture of both active pharmaceutical ingredients and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and is made in compliance with the strict regulatory requirements of the CVM or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control and quality assurance practices and to engage qualified personnel. If the CVM or a comparable foreign regulatory authority does not approve our contract manufacturers’ facilities used for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Furthermore, we and our third-party contractors are continuing to refine and improve the manufacturing process for our product candidates, certain aspects of which are complex and unique. We may encounter difficulties with new or existing manufacturing processes, particularly if we seek to increase our manufacturing capacity significantly to support commercialization of our product candidates, if approved. Our reliance on contract manufacturers also requires us to provide trade secrets or other proprietary information to others engaged to make our drug products, increasing the possibility that our trade secrets or other proprietary information may be disclosed or misappropriated.

The commercialization of any of our product candidates could be stopped, delayed or made less profitable if third-party manufacturers fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices and in a timely manner.

To manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any manufacturing scale-up activities required to increase existing manufacturing capabilities in a timely manner, or at all. Under our exclusive supply agreement for AT-003, Pacira has the obligation to provide only a mid to high double-digit percentage of our requested commercial quantity of bulk finished drug product during the first six calendar quarters following commercial launch of AT-003.

The raw materials used to manufacture our products are generally readily available and can be obtained from multiple suppliers in commercial quantities. However, we rely on our contract manufacturers to obtain any raw materials necessary to manufacture our products, and we do not have any control over the process or timing of the acquisition of these materials. Furthermore, if there is a disruption to our or our third-party manufacturers’ relevant operations, we will have no other means of producing our product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or raw materials. Additionally, any damage to or destruction of our third-party manufacturers’ facilities or equipment may significantly impair our ability to manufacture product candidates on a timely basis.

We currently rely on third parties to conduct all our target animal studies and certain other development efforts. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current or future product candidates.

We currently do not conduct our target animal studies, and we rely on CROs to conduct these studies. The third parties with whom we contract for the execution of our studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our studies, we remain responsible for ensuring that each of our studies is conducted in accordance with the development plan and protocol. Moreover, the CVM and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.

In addition, the execution of target animal studies and the subsequent compilation and analysis of the data produced requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Many of our agreements with these third parties may be terminated by these third parties upon as little as 30 days prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our target animal studies do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult and costly, and our target animal studies may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, the regulatory approval for and commercialization of the product candidate being tested in such studies may be delayed or require us to utilize additional resources.

Our ability to market our product candidates in the United States, if approved, will be limited to use for the treatment of the indications for which they are approved, and if we want to expand the indications for which we may market our product candidates, we will need to obtain additional CVM approvals, which may not be granted.

We expect to seek CVM approval in the United States for AT-001 for the treatment of pain and inflammation associated with osteoarthritis in dogs and for pain management in cats, AT-002 for the treatment of inappetence in cats and dogs, and AT-003 for the treatment of post-operative pain in cats and dogs. If our product candidates are approved, the CVM will restrict our ability to market or advertise them for the treatment of indications other than the indications for which they are approved, which could limit their adoption by veterinarian and pet owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our product candidates in the future, but we cannot predict when or if we will receive the approvals required to do so. In addition, we would be required to conduct additional target animal studies to support our applications, which would utilize additional resources and may produce results that do not result in CVM approvals. If we do not obtain additional CVM approvals, our ability to expand our business in the United States will be limited.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future product candidates, if approved, or generate product revenue.

We currently do not have a sales organization. In order to commercialize any of our current or future product candidates in the United States and any jurisdictions outside the United States, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our current or any future product candidates receive regulatory approval, we expect to establish a direct sales organization in the United States, complemented by distributors, to commercialize our product candidates, which will be expensive and time-consuming. Outside of the United States we intend to partner with companies with an established commercial presence to market our products in those locations. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our current product candidates or any future product candidates that receive regulatory approval. We have no prior experience in the marketing, sale and distribution of pet therapeutics and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. If we are not successful in commercializing any of our current or future product candidates, either on our own or through collaborations with one or more distributors, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2013, we had 17 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and target animal studies, continue our development activities and commercialize any of our current or future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our target animal studies and other development efforts effectively;

•	identify, recruit, maintain, motivate and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We will incur significant costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

As a privately-held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly-traded company. As a publicly-traded company, we will incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Start-ups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly-traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly-traded company.

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exceptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act, we may be unable to realize our anticipated cost savings from those exemptions.

Our internal control over financial reporting does not currently meet the standards required by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

As a privately-held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We anticipate being required to meet these standards in the course of preparing our financial statements as of and for the year ended December 31, 2014, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

A material weakness in internal control was identified in connection with the preparation of our financial statements and the audit of our financial results for 2011. We determined that we had a material weakness relating to accounting for complex transactions and cut-off of expenses. During 2012, we added personnel to our accounting staff with appropriate levels of experience to remediate the aforementioned material weakness. As of December 31, 2012, we determined the material weakness had been remediated as a result of the actions taken above and the resulting improvements in our internal controls.

In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and share price and could limit our ability to report our financial results accurately and timely.

Changes in distribution channels for pet therapeutics could negatively impact our market share, margins and distribution of our products.

In most markets, pet owners typically purchase their pet therapeutics directly from veterinarians. Pet owners increasingly could purchase pet therapeutics from sources other than veterinarians, such as Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of parasiticides and vaccines in recent years. Pet owners also could decrease their reliance on, and visits to, veterinarians as they rely more on Internet-based animal health information. Because we expect to market our pet prescription products through the veterinarian distribution channel, any decrease in visits to veterinarians by pet owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, pet owners may substitute human health products for pet therapeutics if human health products are deemed to be lower-cost alternatives.

Legislation has also been proposed in the United States, and may be proposed in the United States or abroad in the future, that could impact the distribution channels for our pet products. For example, such legislation may require veterinarians to provide pet owners with written prescriptions and disclosure that the pet owner may fill prescriptions through a third party, which may further reduce the number of pet owners who purchase their pet therapeutics directly from veterinarians. Such requirements may lead to increased use of generic alternatives to our products or the increased substitution of our products with other pet therapeutics or human health products if such other products are deemed to be lower-cost alternatives. Many states already have regulations requiring veterinarians to provide prescriptions to pet owners upon request and the American Veterinary Medical Association has long-standing policies in place to encourage this practice.

Over time, these and other competitive conditions may increase our reliance on Internet-based retailers, “big-box” retail stores or other over-the-counter distribution channels to sell our pet products. Any of these events could materially adversely affect our operating results and financial condition.

Consolidation of our customers could negatively affect the pricing of our products.

Veterinarians are our primary customers. In recent years, there has been a trend towards the concentration of veterinarians in large clinics and hospitals. If this trend towards consolidation continues, these customers could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing. The resulting decrease in our prices could have a material adverse effect on our operating results and financial condition.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2012, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $1.1 million and $1.0 million, respectively, which may be available to offset our future taxable income, if any. Our federal NOLs begin to expire in 2031, and our state NOLs begin to expire in 2021. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. If the Internal Revenue Service, or IRS, challenges our analysis that our existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in connection with or after this public offering, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Generic products may be viewed as more cost-effective than our products.

We may face competition from products produced by other companies, including generic alternatives to any of our products. We will depend on patents to provide us with exclusive marketing rights for some of our products. As of June 30, 2013, we licensed approximately 27 issued patents or pending patent applications covering various composition of matter claims as well as methods of treatment. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant, the legal life of patents in countries in which patents are granted and the various terms and conditions of the respective agreement under which such patents are licensed. The key patent that we believe covers the crystalline form of the AT-001 compound expires on February 21, 2027, and the key patent that we believe covers certain methods of producing the AT-002 compound expires on February 1, 2020. Each of these patents may be eligible for an award of up to five years of patent term extension upon FDA approval of a commercial use of the corresponding product. The key patents that we believe cover certain compositions and methods of producing the AT-003 compound expire on September 18, 2018. The remainder of the patents in our current patent portfolio expire at various times between late 2013 and 2031, with a pending provisional application that upon issuance would expire in 2033. The protection afforded, which varies from country to country, is limited by the scope and applicable terms of our patents and the availability of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If pet therapeutics customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected.

Pet therapeutics are subject to unanticipated safety or efficacy concerns, which may harm our reputation.

Unanticipated safety or efficacy concerns can arise with respect to pet therapeutics, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability, and other claims. In addition, we depend on positive perceptions of the safety and quality of our products, and pet therapeutics generally, by our customers, veterinarians and end-users, and such concerns may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our operating results and financial condition, regardless of whether such reports are accurate.

Risks Related to Intellectual Property

We currently own one patent application, license the issued patents covering our product candidates and have limited rights to prosecute and enforce those licensed patents.

We currently own one patent application relating to our AT-002 product candidate that covers a method of treating inappetence using AT-002, and we cannot assure you that a patent based on this patent application will ever be issued. We do not own any patents or patent applications relating to AT-001 or AT-003. We have exclusive license agreements in the field of animal health with RaQualia, pursuant to which we license key intellectual property relating to AT-001 and AT-002, and with Pacira pursuant to which we license key intellectual property relating to AT-003. The patents and patent applications that we license cover various composition of matter claims as well as methods of treatment relating to our licensed patents. These patents are expected to expire at various times between late 2013 and 2031.

Under each of these agreements, RaQualia and Pacira retain ownership over the licensed patents and patent applications and retain control over the maintenance and prosecution of the licensed patents and patent applications. In the case of AT-003, we have no control over the manner in which Pacira chooses to maintain or prosecute its patent and patent applications and have no right to continue to prosecute any patents or patent applications that Pacira elects to abandon.

Although we have the right to enforce patents licensed from RaQualia against third-party infringement in the animal health field, we do not have the right to enforce patents licensed from Pacira against any third-party infringement, although we have certain limited rights to request our licensor to enforce such patents against infringement.

If we cannot obtain ownership of issued patents covering our product candidates or we cannot prosecute or enforce licensed patents, our business, results of operations, financial condition and prospects would be adversely affected.

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are essential to our business.

We are party to license agreements with RaQualia and Pacira for our product candidates that are essential to our business. These license agreements impose various payment and performance obligations on us. If we fail to comply with these obligations, RaQualia or Pacira, as applicable, may have the right to terminate the relevant license agreement, in which event we would not be able to develop or commercialize AT-001, AT-002 and/or AT-003, as the case may be.

If we lose such license rights, our business, results of operations, financial condition and prospects would be adversely affected. We may enter into additional licenses in the future and if we fail to comply with obligations under those agreements, we could suffer adverse consequences.

We may not own any intellectual property rights we develop with respect to AT-003 or be able to share our licensed patent rights to AT-003 with future collaborators.

Our license agreement with Pacira contains certain obligations and restrictions on our ability to develop and commercialize AT-003. All of the intellectual property rights that we develop with respect to AT-003 will be owned by Pacira upon termination of this license agreement. If we wish to enter into any collaboration agreements relating to AT-003, Pacira has the right to approve all of our sublicenses. Furthermore, Pacira has a right of first negotiation for shared commercialization rights to AT-003 in the United States. These restrictions may impair or delay our ability to engage third parties to commercialize AT-003.

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of our current or future product candidates.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the field of pet therapeutics, as well as patent challenge proceedings, including interference and administrative law proceedings before the United States Patent and Trademark Office, or the U.S. PTO, and oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform laws, new procedures including inter partes review and post grant review have been implemented as of March 16, 2013. As stated below, the novel implementation of such reform laws presents uncertainty regarding the outcome of challenges to our patents in the future.

We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. We may be unaware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our current or future product candidates. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. PTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter partes review of our patents in the U.S. PTO. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

If our efforts to protect the proprietary nature of the intellectual property related to any of our current or future product candidates are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection, confidentiality and license agreements to protect the intellectual property related to our current product candidates and our development programs.

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, including pet therapeutics, as such patents provide protection without regard to any particular method of use or manufacture. We cannot be certain that the claims in our patent application covering composition-of-matter of our product candidates will be considered patentable by the U.S. PTO and courts in the United States, or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, veterinarians may recommend that pet owners use these products off label, or pet owners may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the field of pet therapeutics involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we own, in-license or pursue with respect to any of our current or future product candidates is threatened, it could threaten our ability to commercialize any of our current or future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market any of our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the U.S. PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For patent applications containing a claim not entitled to a priority date before March 16, 2013, there is a greater level of uncertainty in the patent law with the passage of the America Invents Act, which brings into effect significant changes to the U.S. patent laws that have yet to be well defined, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States, which requires us to minimize the time from invention to filing of a patent application.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could provoke them to bring counterclaims against us, and some of our competitors have substantially greater intellectual property portfolios than we have.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and endeavor to execute confidentiality agreements with all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology, we cannot be certain that we have executed such agreements with all parties who may have helped to develop our intellectual property or had access to our proprietary information, nor that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Further, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents, should any issue to us, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering our current product candidates, or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be unsuccessful, it could have an adverse effect on the price of our common stock. Finally, we may not be able to prevent, alone or with the support of our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing licensed patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which would have an adverse effect on our business.

We have filed a trademark application for our company name and have not yet registered trademarks for commercial trade names for our current product candidates in the United States or any other countries, and failure to secure those registrations could adversely affect our business.

We have filed a trademark application for our company name, although we cannot make assurances that the trademark will become registered. We have not yet registered any trademarks for commercial trade names for any of our current product candidates in the United States or any other countries. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the CVM, regardless of whether we have registered it, or applied to register it, as a trademark. The CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the CVM objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the CVM.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology, pharmaceutical or animal health companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise improperly used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

Risks Related to Government Regulation

The regulatory approval process is uncertain, requires us to utilize significant resources, and may prevent us or our collaboration partners from obtaining approvals for the commercialization of some or all of our drug candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM. We have not submitted an application for or received marketing approval for our current product candidates. Obtaining approval of an NADA can be an uncertain process that requires us to utilize significant resources. In addition, failure to comply with CVM and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including: warning letters, civil and criminal penalties, injunctions, withdrawal of approved products from the market, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NADAs or supplements to approved NADAs.

To gain approval to market a pet therapeutic for a particular species of pet, we must provide the CVM and foreign regulatory authorities with data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA or other regulatory filing. The development of pet therapeutics in a target animal is a lengthy, expensive and uncertain process, and delay or failure can occur at any stage of any of our development efforts. Success in prior target animal studies or in the treatment of human beings with a product candidate does not ensure that our target animal studies will be successful and the results of development efforts by other parties may not be indicative of the results of our target animal studies and other development efforts.

Regulatory approval of an NADA or supplement NADA is not guaranteed, and the approval process requires us to utilize significant resources, may take several years, and is subject to the substantial discretion of the CVM. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat studies, or perform additional studies. If any of our current or future product candidates fails to demonstrate safety and efficacy in our studies, or for any other reason does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing CVM obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, will be subject to labeling and manufacturing requirements and could be subject to other restrictions. Failure to comply with these regulatory requirements or the occurrence of unanticipated problems with our products could result in significant penalties.

Any regulatory approvals that we or any of our collaborators receive for any of our current or future product candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the product may be marketed, or may contain requirements for potentially costly surveillance to monitor the safety and efficacy of the product candidate. In addition, if the CVM approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, GLP and good clinical practices, or GCP, for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on target animal studies;

•	refusal by the CVM to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The CVM’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Failure to obtain regulatory approvals in foreign jurisdictions for our product candidates would prevent us from marketing our products internationally.

In order to market any product outside of the United States, including in the EEA (which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, separate regulatory approvals are required. More concretely, in the EEA, pet therapeutics can only be commercialized after obtaining a Marketing Authorization, or MA. Before granting the MA, the EMA or the competent authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional studies and testing, and the time required to obtain approval may differ from that required to obtain CVM approval. Animal studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the CVM does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the CVM. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining CVM approval. We may not be able to file for regulatory approvals or to do so on a timely basis and, even if we do file it, we may not receive necessary approvals to commercialize our products in any market.

If approved, any of our current or future products may cause or contribute to adverse medical events that we are required to report to the CVM and regulatory authorities in other countries and, if we fail to do so, we could be subject to sanctions that would materially harm our business.

If we are successful in commercializing any of our current or future products, regulations of the CVM and of the regulatory authorities in other countries require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the CVM and regulatory authorities in other countries could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Legislative or regulatory reforms with respect to pet therapeutics may make it more difficult and costly for us to obtain regulatory clearance or approval of any of our current or future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, CVM regulations and guidance are often revised or reinterpreted by the CVM in ways that may significantly affect our business and our products. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States or in other countries may impose additional costs or lengthen review times of any of our current or future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

•	changes to manufacturing methods;

•	recall, replacement, or discontinuance of certain products; and

•	additional record keeping.

Each of these would likely entail substantial time and cost and could materially harm our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.

Our research and development relies on evaluations in animals, which may become subject to bans or additional regulations.

As a biopharmaceutical company with a focus on pet therapeutics, the evaluation of our existing and new products in animals is required to register our products. Animal testing in certain industries has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to ban animal testing or encourage the adoption of additional regulations applicable to animal testing. To the extent that the activities of such organizations and individuals are successful, our research and development, and by extension our operating results and financial condition, could be materially adversely affected. In addition, negative publicity about us or our industry could harm our reputation.

Risks Related to Our Common Stock

Our stock price may be volatile and our stockholders could incur substantial losses.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this Item 1A. Risk Factors and others, such as:

•	results from, and any delays in, our current and future target animal studies;

•	announcements of regulatory approval or disapproval of any of our current or future product candidates;

•	failure or discontinuation of any of our research programs;

•	the termination of any of our existing license agreements;

•	announcements relating to future licensing or development agreements;

•	delays in the commercialization of our current or future product candidates;

•	acquisitions and sales of new product candidates, technologies or businesses;

•	manufacturing and supply issues related to our current or future product candidates for our development programs and commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the sale or pricing of pet therapeutics;

•	CVM or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	market conditions in the animal health sector and in the pet therapeutics market; and

•	general economic conditions in the United States and abroad.

In addition, the stock market in general, or the market for stocks in our industry or industries related to our industry, may experience extreme volatility unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

We are an “emerging growth company,” as defined in the JOBS Act, and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, which occurred on July 2, 2013, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

If we sell shares of our common stock in future financings, stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our stockholders would experience immediate dilution upon the sale of any shares of our common stock at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of August 8, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 55% of our voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of August 8, 2013, we had outstanding 21,894,847 shares of common stock, of which 16,282,347 shares are subject to restrictions on transfer under 180-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on December 23, 2013, resulting in these shares becoming eligible for public sale thereafter if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•

the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

In addition, these provisions would apply even if we were to receive an offer that some stockholders may consider beneficial.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

We do not currently intend to pay dividends on our common stock, and, consequently, the ability of our stockholders to achieve a return on their investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, our stockholders are not likely to receive any dividends on their common stock for the foreseeable future. Since we do not intend to pay dividends, the ability of our stockholders to receive a return on their investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our stockholders have purchased it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From April 1, 2013 through June 28, 2013, we granted options to our employees, directors and consultants for the purchase of an aggregate of 41,615 shares of our common stock at a weighted-average exercise price of $5.57, pursuant to our 2010 Equity Incentive Plan. During this period, we issued an aggregate of 3,008 shares of our common stock at $0.45 per share to certain of our consultants pursuant to the exercise of stock options under the 2010 Equity Incentive Plan for an aggregate purchase price of $1,350.

These securities were issued pursuant to written compensatory plans or arrangements with our employees and directors in reliance on the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Use of Proceeds from the Sale of Registered Securities

On June 26, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-187372), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offering and sale of up to a maximum aggregate offering price of approximately $63.5 million. We offered and sold an aggregate of 6,612,500 shares of our common stock at a price of $6.00 per share. The offering, which closed on July 2, 2013, did not terminate until after the sale of all of the shares registered on the registration statement. Included in the above amount is the shares issued upon exercise of the underwriters’ overallotment option of 862,500 shares of common stock, which overallotment option was exercised on July 11, 2013. Stifel, Nicolaus & Company, Incorporated and Lazard Capital Markets LLC acted as lead book-running managers for the offering, and William Blair & Company, L.L.C., JMP Securities LLC and Craig-Hallum Capital Group LLC acted as co-managers

As a result of the offering, we received net proceeds of approximately $34.2 million, which is comprised of gross proceeds of approximately $39.7 million, offset by underwriting discounts and commissions of approximately $2.8 million and other offering expenses of approximately $2.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

The net proceeds of approximately $34.2 million from our initial public offering were received by us after the fiscal quarter ended June 30, 2013 and have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 27, 2013 relating to our Registration Statement on Form S-1.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

Date: August 13, 2013	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	/s/ Louise A. Mawhinney
Louise A. Mawhinney
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013)

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

10.1	Second Amended and Restated Investors’ Rights Agreement, dated as of December 28, 2012, as amended May 22, 2013 (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.2	Second Amended and Restated Stockholders’ Agreement, dated as of December 28, 2012, as amended May 22, 2013 (incorporated by reference to Exhibit 10.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.3(a)	Aratana Therapeutics, Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 30, 2013)

10.3(b)	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.10(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 30, 2013)

10.3(c)	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 30, 2013)

10.4	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

10.5	Lease, dated May 1, 2013, by and between MPM Heartland House, LLC and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.6	Services Agreement, dated May 1, 2013, by and between Aratana Therapeutics, Inc. and MPM Asset Management LLC (incorporated by reference to Exhibit 10.13 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.7	Employment Agreement, dated September 6, 2012, by and between Steven St. Peter and Aratana Therapeutics, Inc., as amended April 26, 2013 (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.8	Employment Agreement, dated September 17, 2012, by and between Louise Mawhinney and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.9	Employment Agreement, dated September 6, 2012, by and between Linda Rhodes and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.10	Employment Agreement, dated December 18, 2012, by and between Julia Stephanus and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.11	Employment Agreement, dated March 12, 2013, by and between Ernst Heinen and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.