Form 10-Q
period 2013-09-30
ARATANA THERAPEUTICS, INC.
filed 2013-11-14
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

At November 8, 2013, there were 23,803,757 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2013 and December 31, 2012 (unaudited)	2

	Statements of Operations for the Three Months and Nine Months ended September 30, 2013 and 2012 (unaudited) and the Cumulative Period from Inception (December 1, 2010) to September 30, 2013 (unaudited)	3

	Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) (unaudited)	4

	Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (unaudited) and the Cumulative Period from Inception (December 1, 2010) to September 30, 2013 (unaudited)	5

	Notes to Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

SIGNATURES		46

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$46,169	$13,973
Short-term marketable securities	6,137	6,382
Receivable from stockholder	—	650
Prepaid expenses and other current assets	305	25

Total current assets	52,611	21,030
Property and equipment, net	21	19
Restricted cash	—	141
Other long-term assets	36	32

Total assets	$52,668	$21,222

Liabilities, Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$816	$761
Accrued expenses	1,658	1,361
Current portion loan payable	1,250	—
Deferred income	800	800
Other current liabilities	530	562

Total current liabilities	5,054	3,484
Loan payable	3,691	—
Other long-term liabilities	87	96

Total liabilities	8,832	3,580

Commitments and contingencies (Notes 6 and 8)

Series A convertible preferred stock; $0.001 par value; no shares authorized, issued or outstanding at September 30, 2013; and 10,000,000 shares authorized, 9,999,999 shares issued and outstanding at December 31, 2012	—	9,951
Series A-1 convertible preferred stock; $0.001 par value; no shares authorized, issued or outstanding at September 30, 2013; and 2,750,000 shares authorized, issued and outstanding at December 31, 2012	—	4,662
Series B convertible preferred stock; $0.001 par value; no shares authorized, issued or outstanding at September 30, 2013; and 5,166,667 shares authorized, 5,141,667 shares issued and outstanding at December 31, 2012	—	15,241
Series C convertible preferred stock; $0.001 par value; no shares authorized, issued or outstanding at September 30, 2013; and 3,000,000 shares authorized, 2,349,541 shares issued and outstanding at December 31, 2012	—	9,343
Stockholders’ equity:
Common stock; $0.001 par value; 100,000,000 and 25,016,667 shares authorized at September 30, 2013 and December 31, 2012, respectively, 21,205,578 and 830,823 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	21	1
Additional paid-in capital	77,429	654
Deficit accumulated during the development stage	(33,614)	(22,210)

Total stockholders’ equity (deficit)	43,836	(21,555)

Total liabilities stockholders’ equity	$52,668	$21,222

The accompanying notes are an integral part of these unaudited interim financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative Period From Inception (December 1, 2010) to September 30, 2013
	2013	2012	2013	2012

Revenue	$—	$—	$—	$—	$—
Operating expenses
Research and development	3,234	1,658	7,817	5,338	17,304
General and administrative	1,427	1,065	3,911	2,186	8,481
In-process research and development	—	—	—	—	8,025

Total operating expenses	4,661	2,723	11,728	7,524	33,810

Loss from operations	(4,661)	(2,723)	(11,728)	(7,524)	(33,810)

Other income (expense)
Interest income	26	5	51	12	78
Interest expense	(80)	—	(182)	—	(182)
Other income	44	81	455	81	576

Total other income (expense)	(10)	86	324	93	472

Net loss and comprehensive loss	$(4,671)	$(2,637)	$(11,404)	$(7,431)	$(33,338)

Unaccreted dividends on convertible preferred stock	—	(527)	—	(1,493)

Net loss attributable to common stockholders	$(4,671)	$(3,164)	$(11,404)	$(8,924)

Net loss per share attributable to common stockholders basic and diluted	$(0.22)	$(9.64)	$(1.50)	$(28.79)

Weighted average shares outstanding, basic and diluted (1)	20,806,352	328,101	7,601,388	309,994

(1)	All per share amounts and Aratana shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

The accompanying notes are an integral part of these unaudited interim financial statements.

ARATANA THERAPEUTICS, INC

(A Development Stage Enterprise)

STATEMENT OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

(Amounts in thousands, except share data)

	Series A Convertible Preferred Stock		Series A-1 Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Par Value	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2012	9,999,999	$9,951	2,750,000	$4,662	5,141,667	$15,241	2,349,541	$9,343	1,380,834	1	654	(22,210)	(21,555)
Issuance of Series C convertible preferred stock, net of issuance cost of $19	—	—	—	—	—	—	693,571	2,756	—	—	—	—	—
Compensation expense related to stock options and restricted awards	—	—	—	—	—	—	—	—	—	—	427	—	427
Impact of initial public offering on stockholders’ deficit:
Effect of a 1 for 1.662 reverse split on common stock	—	—	—	—	—	—	—	—	(550,020)	—	—	—	—
Effect of a 1 for 1.662 reverse split on preferred stock	(3,983,156)	—	(1,095,368)	—	(2,048,034)	—	(1,212,141)	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(6,016,843)	(9,951)	(1,654,632)	(4,662)	(3,093,633)	(15,241)	(1,830,971)	(12,099)	12,596,079	13	41,940	—	41,953
Dividends for preferred shares issued upon initial public offering	—	—	—	—	—	—	—	—	755,823	1	—	—	1
Initial public offering of common stock, net of $5,394 of offering costs	—	—	—	—	—	—	—	—	6,612,500	6	34,274	—	34,280
Vesting of restricted stock	—	—	—	—	—	—	—	—	191,659	—	—	—	—
Vesting of stock awards early exercised	—	—	—	—	—	—	—	—	218,703	—	134	—	134
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,404)	(11,404)

Balance at September 30, 2013	—	$—	—	$—	—	$—	—	$—	21,205,578	21	77,429	(33,614)	43,836

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	Nine Months Ended September 30,		Cumulative Period From Inception (December 1, 2010) to September 30, 2013
	2013	2012

Cash flows from operating activities
Net loss	$(11,404)	$(7,431)	$(33,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	8,025
Stock-based compensation expense	427	86	559
Depreciation expense	9	7	26
Non-cash interest expense	21	—	21
Changes in operating assets and liabilities:
Prepaid expenses	(280)	(55)	(305)
Other assets	(11)	(38)	(43)
Accounts payable	36	142	797
Accrued expenses	316	1,583	1,677
Deferred income	—	800	800
Other liabilities	2	—	2

Net cash used in operating activities	(10,884)	(4,906)	(21,779)

Cash flows from investing activities
Purchase of property and equipment	(14)	(7)	(51)
Proceeds from the sale of property and equipment	3	—	3
Purchase of marketable securities	(2,955)	(2,952)	(15,964)
Proceeds from maturities of marketable securities	3,200	2,952	9,827
Purchase of in-process research and development	—	—	(7,525)
Change in restricted cash	141	—	1

Net cash provided by/(used in) investing activities	375	(7)	(13,709)

Cash flows from financing activities
Proceeds from issuance of debt, net of discount	4,927	—	4,927
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	9,951
Proceeds from issuance of Series A-1 convertible preferred stock, net of issuance costs	—	7,699	4,662
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	—	15,241
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	3,406	—	12,099
Proceeds from issuance of restricted stock	—	139	139
Proceeds from stock option exercises	97	38	363
Repurchase of early exercised stock	(5)	—	(5)
Proceeds from initial public offering of common stock, net of commissions	36,897	—	36,897
Payments of initial public offering costs	(2,617)	—	(2,617)

Net cash provided by financing activities	42,705	7,876	81,657

Net increase (decrease) in cash and cash equivalents	32,196	2,963	46,169
Cash and cash equivalents, beginning of period	13,973	6,002	—

Cash and cash equivalents, end of period	$46,169	$8,965	$46,169

Supplemental disclosure of cash-flow information:
Cash paid for interest	$161	$—	$161
Supplemental disclosure of noncash investing and financing activities:
Accrued third-party milestone payment	$500	$—	$500
Conversion of Preferred Stock into Common Stock	$41,953	$—	$41,953

The accompanying notes are an integral part of these unaudited interim financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

1.	Nature of Business, Basis of Presentation and Summary of Accounting Policies

Aratana Therapeutics, Inc. (the “Company,” or “Aratana”) (a development stage enterprise) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the licensing, development and commercialization of innovative prescription medicines for pets (“pet therapeutics”). The Company has licensed and is developing three compounds: a selective prostaglandin E receptor 4, or EP4, antagonist (AT-001) for the treatment of pain and inflammation associated with arthritis in dogs and for pain management in cats; a ghrelin agonist (AT-002) for inappetence in cats and dogs; and a bupivacaine liposome injectable suspension (AT-003) for the treatment of post-operative pain in cats and dogs. With the acquisition of Vet Therapeutics Inc, (“Vet Therapeutics”) on October 15, 2013, the Company added two more development programs: a monoclonal antibody (MAB) as an aid for the treatment of canine B-cell lymphoma and a MAB as an aid for the treatment of canine T-cell lymphoma. Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

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

In July 2013, the Company completed its initial public offering in which the Company issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. The Company received net proceeds of approximately $34,274 after deducting underwriting discounts and commissions of approximately $2,777 and other offering expenses of approximately $2,617. Upon the closing of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock.

On October 15, 2013, the Company acquired Vet Therapeutics (Note 12), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated October 13, 2013, by and among Vet Therapeutics, Aratana, and Jayhawk Acquisition Corporation, a wholly-owned subsidiary of Aratana (“Merger Sub”). In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Vet Therapeutics, and Vet Therapeutics survived as a wholly-owned subsidiary of Aratana (the “Merger”).

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2012 and the notes thereto as filed with the Securities and Exchange Commission in the Company’s final prospectus on June 27, 2013 relating to its Registration Statement on Form S-1. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

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

2.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets that were subject to fair value measurement on a recurring basis as of September 30, 2013 and December 31, 2012 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

	Fair Value Measurements as of September 30, 2013 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$—	$248	$—	$248
Marketable securities	—	6,137	—	6,137

	$—	$6,385	$—	$6,385

	Fair Value Measurements as of December 31, 2012 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$6,382	$—	$6,382

	$—	$6,382	$—	$6,382

The Company measures the fair value of cash equivalents and marketable securities using Level 2 inputs and primarily relies on quoted prices in active markets for similar securities. During the nine months ended September 30, 2013 and year ended December 31, 2012, there were no transfers between Level 1, Level 2 and Level 3.

The amount outstanding under the Company’s loan and security agreement (the “Credit Facility”) is measured at its carrying value in the accompanying balance sheet, though the Company discloses the fair value of this financial instrument. The Company determines the fair value of the amount outstanding under the Credit Facility using an income approach, utilizing a discounted cash flow analysis based on current market interest rates for debt issues with similar remaining years to maturity adjusted for credit risk. The amount outstanding under the Credit Facility was valued using Level 2 inputs as of September 30, 2013. The result of the calculation yielded a fair value that approximates carrying value.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

3.	Marketable Securities

As of September 30, 2013 and December 31, 2012, the fair value of available-for-sale marketable securities by type of security was as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross unrealized Losses	Fair Value
Certificates of deposit	$6,137	$—	$—	$6,137

	$6,137	$—	$—	$6,137

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Certificates of deposit	$6,382	$—	$—	$6,382

	$6,382	$—	$—	$6,382

At September 30, 2013, marketable securities consisted of investments that mature within one year. At December 31, 2012, marketable securities consisted of investments that mature within one year, with the exception of one CD, which has a stated maturity within two years and an aggregate fair value of $245; this investment is classified in current assets as it is viewed as being available to support current operations.

4.	Property and Equipment, Net

Property and equipment consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Laboratory and office equipment	$3	$2
Computer equipment	38	32
Furniture	2	2

Total property and equipment	43	36
Less: Accumulated depreciation	(22)	(17)

Property and equipment, net	$21	$19

Depreciation expense was $3 and $9 for the three months and nine months ended September 30, 2013, respectively, and was $3 and $7 for the three months and nine months ended September 30, 2012, respectively

5.	Restricted Cash

During the three months ended September 30, 2013, the Company closed the collateralized letter of credit with UMB N.A. which was posted as collateral for future obligations. The restricted cash was invested by the bank in a CD which was redeemed and proceeds remitted to the Company.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

6.	Debt

On March 4, 2013, the Company entered into the Credit Facility with Square 1 Bank as lender. The Credit Facility provides for an initial term loan of $5,000 in principal (the “Initial Term Loan”) and additional term loans not to exceed $5,000 in principal, with total borrowings not to exceed $10,000. The additional term loans are available through March 4, 2014. The term loans are to be used to supplement the Company’s growth capital needs and for general corporate purposes, and all loans funded under the Credit Facility mature on March 4, 2016. The Credit Facility is secured by substantially all of the Company’s personal property other than intellectual property. The Company is not permitted to encumber, or grant a security interest in, its intellectual property. At September 30, 2013, total borrowings under the Credit Facility were $5,000.

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

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the balance sheet net of discount of $73, related to fees assessed by the lender at the time of borrowing. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the three-year term of the Initial Term Loan to the maturity date. At September 30, 2013, the debt discount balance totaled $59. Accretion amounts recognized as interest expense for the three months and nine months ended September 30, 2013 totaled $9 and $21 respectively.

The Company is obligated to pay a fee of up to $250 to Square 1 Bank upon a sale of substantially all of the Company’s assets or capital stock or upon a reorganization where 100% of voting stockholders hold less than 50% of voting securities after such transaction.

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

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides Square 1 Bank the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $350. At September 30, 2013, the Company is in compliance with all covenants related to the Credit Facility.

Estimated future principal payments under the Initial Term Loan are as follows:

Years Ending December 31,
2013	$—
2014	1,875
2015	2,500
2016	625
2017	—
Thereafter	—

Total	$5,000

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

During the three months and nine months ended September 30, 2013, the Company recognized $80 and $182 of interest expense related to the Credit Facility, respectively.

The Company had no debt outstanding as of December 31, 2012.

Additional Term Loan

On October 11, 2013, the Company entered into an amendment of the Credit Facility (the “Credit Facility Amendment”), which, among other things, increased the amount that remains available for the Company to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the Credit Facility Amendment on October 11, 2013, the Company borrowed the total $10.0 million available under the Credit Facility. Pursuant to the terms of the Credit Facility Amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1. At October 15, 2013, total borrowings under the Credit Facility were $15.0 million.

The Credit Facility Amendment also revised the terms of the Company’s financial covenant with respect to its liquidity ratio. The Company is required to maintain a liquidity ratio of at least 1.00-to-1.00 beginning January 1, 2014, provided that if the Company receives approval from the U.S. Food and Drug Administration or a biologic license from the U.S. Department of Agriculture for at least two of the Company’s products by January 1, 2014, the liquidity ratio that it is required to maintain will be reduced to 0.50-to-1.00. At October 15, 2013, the Company was in compliance with all financial covenants.

7.	Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses (current), other current liabilities and other long-term liabilities consisted of the following as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Accrued expenses:
Accrued payroll and related expenses	$663	$571
Accrued professional fees	211	88
Accrued interest	23	—
Accrued research and development costs	681	695
Accrued other	80	7

	$1,658	$1,361

Other current liabilities:
Early exercise of stock-based awards	$30	$62
Accrued third-party license fee	500	500

	$530	$562

Other long-term liabilities:
Early exercise of stock-based awards	$87	$96

	$87	$96

8.	Agreements

Kansas Bioscience Authority (“KBA”) Programs

During the three months and nine months ended September 30, 2013, the Company recognized income from a research and development grant from the Kansas Bioscience Authority of $44 and $455, respectively. No grant income was recognized during the respective periods during 2012.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Exclusive Option Programs

The Company’s business model is to identify innovative proprietary compounds from human biopharmaceutical companies and to develop these product candidates into regulatory-approved therapeutics specifically for use in pets. To this end, the Company has developed a process in which, in exchange for a fee, it enters into a time-limited option agreement (the “Exclusive Option Program”) with a biopharmaceutical company (the “Potential Licensor”). During the option period the Company obtains from the Potential Licensor the data and information necessary to perform studies to evaluate the compound. Once the Company has evaluated the compound, it can choose to either terminate the Exclusive Option Program with no further obligation, or exercise the option to enter into an exclusive, worldwide license agreement (the “License Agreement”) to develop and commercialize products for non-human animal health applications. The fee associated with the Exclusive Option Program is generally non-refundable and non-creditable.

The principal terms of the License Agreement, if entered into by the Company, will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

During the three months ended September 30, 2013, the Company entered into two Exclusive Option Programs. The Exclusive Option Programs will expire in 2014, based upon the terms of the agreements. The Company recognized expenses of $600 with respect to these Exclusive Option Programs. During the nine months ended September 30, 2013, the Company entered into three Exclusive Option Programs and recognized expenses of $850 with respect to these Exclusive Option Programs.

No Exclusive Option Programs were entered into during the year ended December 31, 2012.

9.	Common Stock

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

In July 2013, the Company completed the initial public offering of its common stock in which the Company issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. The Company received net proceeds of approximately $34,274 after deducting underwriting discounts and commissions of approximately $2,777 and other offering expenses of approximately $2,617.

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

On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000 and provided for 10,000,000 authorized shares of preferred stock, par value $0.001 per share.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

10.	Stock-Based Awards

2010 Equity Incentive Plan

In 2010, the Company’s board of directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provides for the Company to sell or issue common stock or restricted common stock and to grant incentive stock options or nonqualified stock options for the purchase of common stock with a maximum term of ten years to employees, members of the board of directors and consultants of the Company. No further awards will be granted from the 2010 Plan.

The following table summarizes the activities for our stock options for the nine months ended September 30, 2013:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	564,636	$0.32	9.0	$1,286
Granted	231,445	1.39
Exercised	(232,715)	0.42
Forfeited/canceled	(15,040)	0.40
Expired	(9,229)	0.43

Outstanding as of September 30, 2013	539,097	$0.72	4.91	$8,422

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2012	390,209	$0.40
Restricted common stock issued	76,496	2.59

Restricted common stock vested	(190,720)	0.72
Restricted common stock forfeited/ canceled	—	—

Unvested restricted common stock as of September 30, 2013	275,985	$0.78

During August 2013, the Company modified two stock option awards granted to the Company’s former President, for the purchase of 269,817 shares of common stock in the aggregate. The modifications included the forfeiture of options to purchase 9,228 shares of common stock, and extended the expiration date of options from August 9, 2013 to January 31, 2014. No additional stock based compensation expense was recognized as a result of this modification.

As of September 30, 2013, options for the purchase of 1,135,974 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 402,340 are unvested and are subject to repurchase.

2013 Equity Incentive Plan

In 2013, the Company’s board of directors adopted the 2013 Equity Incentive Plan (the “2013 Plan”). The 2013 Plan provides for the Company to sell or issue common stock or restricted common stock and to grant incentive stock options or nonqualified stock options for the purchase of common stock with a maximum term of ten years to employees, members of the board of directors and consultants of the Company.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following table summarizes the activities for our stock options for the nine months ended September 30, 2013:

	Shares Issuable Under Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	—	$—	—	$—
Granted	319,782	6.11
Exercised	—	—
Forfeited/canceled	—	—
Expired	—	—

Outstanding as of September 30, 2013	319,782	$6.11	9.75	$3,272

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2012	—	$—
Restricted common stock issued	13,216	7.62
Restricted common stock vested	(939)	7.56
Restricted common stock forfeited/canceled	—	—

Unvested restricted common stock as of September 30, 2013	12,277	$7.63

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

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three months and nine months ended September 30, 2013 and 2012 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$68	$1	$130	$2
General and administrative	167	13	297	84

Total	$235	$14	$427	$86

The Company had an aggregate of $1,575 and $185 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of September 30, 2013, which is expected to be recognized over a weighted average period of 1.7 years.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

11.	Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic and diluted net loss per share attributable to common stockholders:

Numerator:

Net Loss	$(4,671)	$(2,637)	$(11,404)	$(7,431)
Unaccreted dividends on convertible preferred stock	—	(527)	—	(1,493)

Net loss attributable to common stockholders	$(4,671)	$(3,164)	$(11,404)	$(8,924)

Denominator:

Weighted average shares outstanding - basic and diluted	20,806,352	328,101	7,601,388	309,994

Net loss per share attributable to common stockholders - basic and diluted (1)	$(0.22)	$(9.64)	$(1.50)	$(28.79)

(1)	All per share amounts and shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

Stock options for the purchase of 1,020,652 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three months and nine months ended September 30, 2012, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

Stock options for the purchase of 941,437 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three months and nine months ended September 30, 2013, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

12.	Related Party Transactions

In September 2013, the Company terminated the services agreement with MPM Asset Management and John Vander Vort, one of our directors, pursuant to which Mr. Vander Vort served as a consultant to the Company with respect to the management of our legal processes and outside law firms.

13.	Subsequent Events

Merger Agreement

On October 15, 2013, the Company acquired Vet Therapeutics, Inc. (“Vet Therapeutics”), pursuant to the terms of an Agreement and Plan of Merger (the “Merger Agreement”), dated October 13, 2013, by and among Vet Therapeutics, Aratana, Jayhawk Acquisition Corporation, a wholly-owned subsidiary of the Company (“Merger Sub”). In connection with the consummation of the transactions contemplated by the Merger Agreement, Merger Sub merged with and into Vet Therapeutics, and Vet Therapeutics survived as a wholly-owned subsidiary of AratanaTherapeutics (the “Merger”).

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Under the terms of the Merger Agreement, the Company paid to the former equity holders and former holders of stock options to acquire shares of Vet Therapeutics common stock, aggregate merger consideration, subject to post-closing working capital adjustments, of (i) $30.0 million in cash, (ii) 625,000 shares (the “Merger Shares”) of Aratana’s common stock, ($10.0 million) and (iii) a promissory note in the principal amount of $3.0 million with a maturity date of December 31, 2014. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and is subject to prepayment in the event of specified future equity financings by the Company. The Company also agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for Vet Therapeutics’ B-cell lymphoma product.

Private Placement

On October 13, 2013, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with various accredited investors, pursuant to which the Company agreed to sell an aggregate of 1,234,375 shares (the “Private Placement Shares”) of its common stock for an aggregate purchase price of $19.75 million, or $16.00 per share (the “Private Placement”).

Additional Term Loan

In March 2013, the Company entered into a loan and security agreement (the “Credit Facility”), with Square 1 Bank (“Square 1”), as lender (Note 6). On October 11, 2013, the Company entered into an amendment of the Credit Facility (the “Credit Facility Amendment”), which, among other things, increased the amount that remained available for the Company to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the Credit Facility Amendment on October 11, 2013, the Company borrowed the total $10.0 million available under the Credit Facility. Pursuant to the terms of the Credit Facility Amendment, upon consummation of the Merger, Vet Therapeutics became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1. At October 15, 2013, total borrowings under the Credit Facility were $15.0 million.

The Credit Facility Amendment also revised the terms of Aratana’s financial covenant with respect to its liquidity ratio. The Company is required to maintain a liquidity ratio of at least 1.00-to-1.00 beginning January 1, 2014, provided that if the Company receives approval from the U.S. Food and Drug Administration or a biologic license from the U.S. Department of Agriculture for at least two of Aratana’s products by January 1, 2014, the liquidity ratio that it is required to maintain will be reduced to 0.50-to-1.00. At October 15, 2013, the Company was in compliance with all financial covenants.

Lock-up Restriction Reduced

Stifel, Nicolaus & Company, Incorporated and Lazard Capital Markets LLC, the lead book-running managing underwriters in the Company’s recent initial public offering, are releasing a lock-up restriction with respect to the shares of the Company’s common stock held by the Company’s officers and directors and each of the other stockholders of the Company who signed a lock-up agreement. The release will take effect at 4:00 p.m., Eastern Standard Time, on December 9, 2013, and the shares may be sold on or after such time. However, each of the Company’s officers and directors and several other stockholders (representing holders of a total of approximately 14 million shares) have agreed with the Company to a new lock-up restriction for a period of 90 days after the closing of the acquisition of Vet Therapeutics. As a result, the lock-up restriction from the Company’s initial public offering of approximately 4 million shares will be released at 4:00 p.m., Eastern Standard Time, on December 9, 2013.

Executive Management Team

On November 8, 2013, the Company appointed Craig Tooman to the position of Chief Financial Officer. Louise Mawhinney, former Chief Financial Officer, will remain with the company.

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

Since our founding in 2010, we have licensed three compounds, AT-001, AT-002 and AT-003, that we are developing into six products for use in pets in the United States and Europe. We are conducting clinical studies designed to confirm the safety and effectiveness of selected dose regimens, referred to as dose confirmation studies, for AT-001 for the treatment of pain in dogs and cats, for AT-002 for the treatment of inappetence in dogs and cats and for AT-003 for post-surgical pain in dogs and cats. Once these studies are complete, we intend to start clinical studies intended to provide substantial evidence required for regulatory approval, referred to as pivotal effectiveness studies. We aim to submit new animal drug applications, or NADAs, for U.S. approval for the majority of these potential products in 2016 and to make similar regulatory filings for European approval in 2017 and 2018. We plan to commercialize our products in the United States through a direct sales force, complemented by distributor relationships, and in Europe and rest of world through commercial partners.

With the acquisition of Vet Therapeutics two monoclonal antibodies (MABs) were added to the portfolio. The first is a MAB to be used as an aid for the treatment of canine B-cell lymphoma and the second a MAB to be used as an aid for the treatment of canine T-cell lymphoma. The B-cell lymphoma MAB has received a conditional product license from the USDA and we expect to receive a full product license from the USDA in the next 12-18 months. The T-cell lymphoma MAB is under review with the USDA and we expect a conditional product license from the USDA in 2014 and full product license in 2015. The B-cell lymphoma MAB rights for the U.S. and Canada are licensed to a large animal health company and we plan to commercialize T-cell lymphoma MAB ourselves.

Our business model is to identify innovative proprietary compounds from human biopharmaceutical companies and to develop these product candidates into regulatory-approved therapeutics specifically for use in pets. To this end, we have developed a process in which, in exchange for a fee, we enter into a time-limited option agreement (the “Exclusive Option Program”) with a biopharmaceutical company (the “Potential Licensor”). During the option period we obtain from the Potential Licensor the data and information necessary to perform studies to evaluate the compound. Once we have evaluated the compound, we can chose to either terminate the Exclusive Option Program with no further obligation, or exercise the option to enter into an exclusive, worldwide license agreement (the “License Agreement”) to develop and commercialize products for non-human animal health applications. The fee associated with the Exclusive Option Program is generally non-refundable and non-creditable.

The principal terms of a License Agreement, if entered into by us Company, will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

We are a development stage company with no products approved for marketing and sale prior to our acquisition of Vet Therapeutics on October 15, 2013, and we have not generated any revenue. We have incurred significant net losses since our inception. We incurred net losses of $4.7 million and $11.4 million during the three months and nine months ended September 30, 2013, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of September 30, 2013, we had a deficit accumulated during development stage of $33.6 million and cash, cash equivalents and short-term investments of $52.3 million.

Recent Developments

On October 15, 2013, we acquired Vet Therapeutics, Inc., or Vet Therapeutics, for $30.0 million in cash (subject to working capital adjustments), 625,000 shares of our common stock ($10.0 million), and a $3.0 million promissory note maturing on December 31, 2014 at an interest rate of 7% per year, subject to prepayment in the event of specified future equity financings by us. We also agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for Vet Therapeutics’ B-cell lymphoma product.

On October 13, 2013, we sold 1,234,375 shares of our common stock to certain accredited investors for an aggregate of $19.75 million, or $16.00 per share.

On October 11, 2013, we amended our credit facility with Square 1 Bank to, among other things, increase the amount that remained available for us to draw by an additional $5.0 million, to a total of $10.0 million, and we immediately borrowed the full $10.0 million available. Vet Therapeutics became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1 Bank upon consummation of the merger.

Financial Overview

Revenue

With the acquisition of Vet Therapeutics, we now have B-cell lymphoma MAB which received a conditional product license from the USDA and we expect a full product license from the USDA in the next 12-18 months. The B-cell lymphoma MAB rights for the U.S. and Canada are licensed to a large animal health company and we plan to commercialize T-cell lymphoma MAB ourselves. If our other development efforts result in clinical success and regulatory approval or collaboration agreements with third parties for any of our product candidates, we may generate revenues from those product candidates.

Operating Expenses

The majority of our operating expenses to date have been for the licensing of, and the research and development activities related to, AT-001, AT-002, and AT-003.

Research and Development Expense

Research and development costs, which consist primarily of costs associated with our product development efforts, including target animal studies, are expensed as incurred. Research and development expense consists primarily of outsourced development costs, wages, stock-based compensation and employee benefits for all employees engaged in scientific research and development functions, and other operational costs related to our research and development activities, including facility-related expenses, license payments made under our licensing agreements, regulatory, professional and consulting fees, travel costs and allocated corporate costs.

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

We have entered into three Exclusive Option Programs. The Exclusive Option Programs will expire in 2014, based upon the terms of the agreements.

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

Other Income

Other income consists primarily of amounts received under a research and development voucher program grant agreement with the Kansas Bioscience Authority (KBA), which was executed in March 2012. We are eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically-named Kansas companies. From inception through September 30, 2013, we have received $0.5 million under this agreement.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our final prospectus filed with the SEC on June 27, 2013 relating to our registration statement on Form S-1, and also appearing in this report (Note 1). There have been no material changes to our critical accounting policies through September 30, 2013 from those discussed in our final prospectus filed on June 27, 2013.

Results of Operations

Comparison of the Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Revenue	$—	$—	$—	$—
Operating expenses
Research and development	3,234	1,658	7,817	5,338
General and administrative	1,427	1,065	3,911	2,186
Other income

Interest income	26	5	51	12
Interest expense	(80)	—	(182)	—
Other income	44	81	455	81

Revenue

We did not generate any revenue during either of the nine month periods ended September 30, 2012 or 2013.

Research and development expense

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Outsourced development costs
AT-001	$1,056	$565
AT-002	529	835
AT-003	331	—
Personnel costs	563	213
Other costs	755	45

Total research and development	$3,234	$1,658

During the three months ended September 30, 2013, research and development expense increased by $1.6 million as compared to the same period in 2012. This increase was primarily due to a $0.5 million increase in costs relating to AT-001 outsourced development, an increase of $0.3 million in costs relating to AT-003 outsourced development, increased personnel costs of $0.4 million as a result of increased staffing and a $0.7 million increase in other costs related to two option programs to in-license new compounds, which were partially offset by a $0.3 million decrease in outsourced development costs relating to AT-002. AT-002 incurred increased clinical study costs during the period and decreased manufacturing cost as compared with the comparable period in 2012.

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Outsourced development costs
AT-001	$2,826	$2,397
AT-002	1,569	2,251
AT-003	528	—
Personnel costs	1,570	496
Other costs	1,324	194

Total research and development	$7,817	$5,338

During the nine months ended September 30, 2013, research and development expense increased by $2.5 million as compared to the same period in 2012. This increase was primarily due to a $1.1 million increase in personnel costs as a result of increased staffing, a $1.1 million increase in other costs primarily related to three option programs to in-license new compounds, a $0.5 million increase in outsourced development costs related to commencement of development of AT-003, and a $0.5 million increase in outsourced development costs related to development of AT-001. The increase is partially offset by a decrease of $0.7 million in outsourced development costs relating to AT-002. AT-002 incurred increased clinical study costs during the period and decreased manufacturing cost as compared with the comparable period in 2012.

We expect research and development expense will increase for the foreseeable future as we continue to increase our staffing, commence pivotal field effectiveness studies and further develop our compounds. With the acquisition of Vet Therapeutics, we expect research and development expense will increase as we continue to develop our biologics. At this time, due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates. We expect to fund our research and development expenses from our cash and cash equivalents, a portion of the net proceeds from our initial public offering and any future collaboration arrangements. We cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and administrative expense

During the three months ended September 30, 2013, general and administrative expense increased by $0.4 million as compared to the same period in 2012. This increase was primarily due to an increase in personnel-related costs, which was the result of increased staffing, higher salaries, employee benefits, travel and supplies.

During the nine months ended September 30, 2013, general and administrative expense increased by $1.7 million as compared to the same period in 2012. This increase was primarily due to a $0.6 million in costs associated with our commercial infrastructure and business development initiatives; a $0.4 million increase in personnel-related costs, which was the result of increased staffing, higher salaries, employee benefits, travel and supplies; $0.4 million increase in professional fees associated with the higher costs of public company requirements.

We expect general and administrative expense to continue to increase as we begin operating as a public company and continue to build our corporate infrastructure in the support of continued development and commercialization of AT-001, AT-002 and AT-003, biologics and other development programs.

Interest income

Interest income increased $21,000 and $39,000 for the three month and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012, which primarily relates to interest earned related to investments in certificates of deposit.

Interest expense

Interest expense increased by $80,000 and $182,000 for the three month and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012. This increase was due to interest expense related to our credit facility, which was entered into during March 2013. Accretion of the debt discount and deferred financing costs totaled $9,000, and $21,000 for the three month and nine month periods ended September 30, 2013, respectively, which is non-cash interest included in our interest expense above.

Other income

Other income decreased by $37,000 and increased by $0.4 million during the three month and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012. This activity is related primarily to a research and development voucher program grant agreement with the Kansas Bioscience Authority, which was executed in March 2012. We are eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically-named Kansas companies. From inception through September 30, 2013, we have received $0.5 million under this agreement.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated revenue since our inception in December 2010, and as of September 30, 2013, we had a deficit accumulated during development stage of $33.6 million.

As of September 30, 2013, we had cash, cash equivalents and short-term investments of $52.3 million.

In July 2013, we completed our initial public offering in which we issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. We received net proceeds of approximately $34.3 million after deducting underwriting discounts and commissions of approximately $2.8 million and other offering expenses of approximately $2.6 million. Upon the closing of the initial public offering, all shares of our then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock. On October 13, 2013, we sold 1,234,375 shares of our common stock to certain accredited investors for an aggregate of $19.75 million, or $16.00 per share.

On October 15, 2013, we acquired Vet Therapeutics for $30.0 million in cash (subject to working capital adjustments), 625,000 shares of our common stock ($10.0 million), and a $3.0 million promissory note maturing on December 31, 2014 at an interest rate of 7% per year, subject to prepayment in the event of specified future equity financings by us. We also agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for Vet Therapeutics’ B-cell lymphoma product.

We believe that our cash and cash equivalents as of September 30, 2013 will allow us to fund our operating plan through at least December 31, 2015. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Indebtedness

In March 2013, we entered into a loan and security agreement, or credit facility, with Square 1 Bank pursuant to which we borrowed $5.0 million. On October 11, 2013, we amended the credit facility to, among other things, increase the amount that remained available for us to draw by an additional $5.0 million, to a total of $10.0 million, and we immediately borrowed the full $10.0 million available. At October 15, 2013, our total borrowings under the credit facility were $15.0 million, and there were no additional amounts available for us to borrow. Vet Therapeutics became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1 Bank upon consummation of the merger. We are obligated to make monthly interest-only payments until March 4, 2014 at a variable rate equal to the greater of 2.25% above the prime rate (currently 5.5%), or 5.5% per annum, and commencing after March 4, 2014, we will make consecutive equal monthly payments of principal and interest through March 1, 2016 at a fixed interest rate equal to the greater of 2.25% above the prime rate as of March 4, 2014, or 5.5% for the remainder of the loan.

The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. The credit facility requires that, from March 4, 2013 through December 31, 2013, the cash maintained at Square 1 Bank plus the cash available under the credit facility equal an amount that is at least four times the amount of monthly cash burn, and we are required to maintain a liquidity ratio of at least one-to-one beginning on January 1, 2014, provided that if we receive approval from the U.S. Food and Drug Administration or a biologic license from the U.S. Department of Agriculture for at least two of our products by January 1, 2014, the liquidity ratio that we are required to maintain will be reduced to 0.50-to-1.00. The credit facility further requires that 50% of our cash balance must be held at Square 1 Bank, provided we have at least $10.0 million in cash. If we have less than $10.0 million in cash, all cash must be held at Square 1 Bank. At September 30, 2013, we were in compliance with all covenants related to the credit facility.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Net cash used in operating activities	$(10,884)	$(4,906)
Net cash (used)/provided by investing activities	375	(7)
Net cash provided by financing activities	42,705	7,876

Net cash used in operating activities

During the nine months ended September 30, 2013, net cash used in operating activities was $10.9 million. Net cash used in operating activities primarily resulted from our net loss of $11.4 million, which includes adjustments of a non-cash expense for stock based compensation of $0.4 million and working capital changes in operating assets and liabilities of $0.1 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002 and AT-003 programs and our general and administrative expenses, as we had no revenue in the period. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase of $0.3 million in accrued expenses, offset by uses of cash related to an increase of $0.3 million in prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities. The increase in prepaid expenses relate primarily to research and development agreements.

During the nine months ended September 30, 2012, net cash used in operating activities was $4.9 million. Net cash used in operating activities primarily resulted from our net loss of $7.4 million, partially offset by net cash provided from changes in operating assets and liabilities of $2.4 million. Our net loss was primarily attributed to research and development activities related to our AT-001, and AT-002 programs and our general and administrative expenses, as we had no revenue in the period. Net cash provided by changes in our operating assets and liabilities consisted primarily of increased accrued research and development expenses of $1.6 million, and a increase of $0.8 million in deferred income.

Net cash (used)/provided by investing activities

During the nine months ended September 30, 2013, net cash provided by investing activities was $0.1 million, which related to the sale of $3.2 million of marketable securities, offset by the purchase of $2.9 million of marketable securities. During the quarter we closed a letter of credit which was collateralized by $0.1 million.

During the nine months ended September 30, 2012, net cash used by investing activities was $7,000, which related to purchases of property and equipment and the sale and subsequent purchase of $2.9 million of marketable securities.

Net cash provided by financing activities

During the nine months ended September 30, 2013, net cash provided by financing activities was $42.7 million. Net cash provided by financing activities primarily resulted from net proceeds of $36.9 million, net of commissions, raised in conjunction with our initial public offering, net proceeds of $4.9 million from our credit facility, $3.4 million raised from the private placement of our series C convertible preferred stock, and proceeds of $0.1 million received from the exercise of stock options, This was partially offset by payments of $2.6 million related to our initial public offering.

During the nine months ended September 30, 2012, net cash provided by financing activities was $7.9 million and resulted primarily from net proceeds of $7.7 million raised from the private placement of our series B convertible preferred stock.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our cash and cash equivalents as of September 30, 2013 consisted primarily of cash and certificates of deposit. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition and/or results of operations. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures –

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting –

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future. We are currently developing three small molecules for six product approvals in each of the United States and Europe and two biologic products and have only limited commercial sales through a collaborator, which, together with our limited operating history, makes it difficult to assess our future viability.

We are a development-stage biopharmaceutical company in the pet therapeutics industry with a limited operating history. Biopharmaceutical product development in the pet therapeutics industry is a highly speculative undertaking and involves a substantial degree of risk. Prior to our acquisition of Vet Therapeutics in October 2013, we focused primarily on developing our licensed compounds, AT-001, AT-002 and AT-003, for six product approvals in cats and dogs in each of the United States and Europe. With our acquisition of Vet Therapeutics, we acquired two biologic development programs, including a canine monoclonal antibody to be used as an aid for the treatment of B-cell lymphoma in dogs, or B-cell MAB, and a canine monoclonal antibody to be used as an aid for the treatment of T-cell lymphoma in dogs, or T-cell MAB. We are not profitable and have incurred losses in each year since our inception in December 2010. We have a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have not generated any revenue from product sales to date, other than a small amount of royalties from the sales generated by an animal health collaborator. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the nine months ended September 30, 2013 was $11.4 million and for the years ended December 31, 2011 and 2012 was $3.5 million and $11.6 million, respectively. As of September 30, 2013, we had a deficit accumulated during development stage of $33.4 million and we had $52.3 million in cash, cash equivalents and short-term investments. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration’s Center for Veterinary Medicine, or CVM, or for our biologic products, the U.S. Department of Agriculture, or USDA. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We believe that our cash and cash equivalents as of September 30, 2013 will allow us to fund our operating plan through at least December 31, 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including, but not limited to:

•	the results of our target animal studies for our current and future product candidates;

•	the amount and timing of any milestone payments or royalties we must pay pursuant to our current or future license agreements or collaboration agreements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the upfront and other payments, and associated costs, related to identifying and in-licensing new product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

•	whether we acquire any other companies, assets, intellectual property or technologies in the future;

•	our ability to partner with companies with an established commercial presence in Europe to provide our products in that market;

•	the cost of commercialization activities if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether we are required to repay amounts that we received from the Kansas Bioscience Authority, or the KBA, repurchase the shares of our capital stock owned by the KBA or repay Kansas income tax credits allocated to some of our investors (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Kansas Programs”);

•	our ability to draw funds from our existing credit facility;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

We are substantially dependent on the success of our current compounds and programs, AT-001, AT-002, AT-003, B-cell MAB and T-cell MAB which are our only product candidates and are still in development.

We currently have no products approved for commercial distribution, except our B-cell MAB which has received a conditional license from USDA. To date, we have invested nearly all of our efforts and financial resources in the in-licensing, research and development of AT-001, AT-002 and AT-003, which, prior to our acquisition of Vet Therapeutics, were our only product candidates and are still in development.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development and commercialization of our current and future product candidates. The development and commercial success of our current product candidates will depend on a number of factors, including the following:

•	timely initiation and completion of our target animal studies for our current product candidates, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•	our ability to demonstrate to the satisfaction of the CVM, USDA and the European Medicines Agency, or EMA, the safety and efficacy of our product candidates and to obtain regulatory approval in the United States and Europe;

•	our success in educating veterinarians and pet owners about the benefits, administration and use of our product candidates;

•	the prevalence and severity of adverse side effects, including a continued acceptable safety profile of the product following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•	the ability of our third-party manufacturers to manufacture supplies of any of our current or future product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP;

•	our ability to successfully launch commercial sales of our current product candidates, assuming CVM or USDA approval is obtained, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to our product candidates and avoid third-party patent interference, third-party initiated and U.S. PTO-initiated administrative patent proceedings or patent infringement claims; and

•	acceptance of our product candidates as safe and effective by veterinarians, pet owners and the animal health community.

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

The development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways.

As a result of our acquisition of Vet Therapeutics, we plan to develop biologics, including animal antibodies, for pets. Identification, optimization, and manufacturing of therapeutic animal biologics is a relatively new field in which unanticipated difficulties or challenges could arise. While many biologics have been approved for use in humans, very few have been approved for use in animals, except for vaccines. There are unique risks and uncertainties with biologics, the development, manufacturing, and sale of which are subject to regulations that are often more complex and extensive than the regulations applicable to other small molecule products. We anticipate that our animal biologics may be regulated by the U.S. Department of Agriculture, or USDA, rather than CVM, and the regulatory standards that the USDA may require for novel biologics may be more difficult to satisfy than we anticipate.

We may be unable to obtain regulatory approval for our existing or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization efforts and adversely impact our potential to generate revenue, our business and our results of operations.

Our product candidates are in various stages of development, and our business currently depends entirely on their successful development, regulatory approval and commercialization. With the exception of the B-cell lymphoma drug that we obtained through the acquisition of Vet Therapeutics, we currently have no drug products approved for sale, and we may never obtain regulatory approval to commercialize any of our other current or future product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics products are subject to extensive regulation by the CVM, USDA, the EMA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our products in the United States until we receive approval of a New Animal Drug Application, or NADA, from the CVM, a product license from the USDA with respect to our biologic products, or in Europe until we receive approval from the EMA.

To gain approval to market a pet therapeutic for a particular species of pet, we must provide the CVM, USDA and/or foreign regulatory authorities, as applicable, with data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA, product license or other regulatory filing. The development of pet therapeutics in a target animal is a lengthy, expensive and uncertain process, and delay or failure can occur at any stage of any of our development efforts. Success in prior target animal studies or in the treatment of human beings with a product candidate does not ensure that our target animal studies will be successful and the results of development efforts by other parties may not be indicative of the results of our target animal studies and other development efforts.

The CVM, USDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

•	we are unable to demonstrate to the satisfaction of the CVM, USDA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•	the CVM, USDA or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

•	we may be unable to demonstrate that the product candidate’s benefits outweigh any safety or other perceived risks;

•	the CVM, USDA or the applicable foreign regulatory body may require additional studies;

•	the CVM, USDA or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

•	the CVM, USDA or the applicable foreign regulatory body may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; and

•	the approval policies or regulations of the CVM, USDA or the applicable foreign regulatory body may significantly change in a manner rendering the data from our studies insufficient for approval.

Even if we receive approval of an NADA, USDA product license or foreign regulatory filing for our product candidates, the CVM, USDA or the applicable foreign regulatory body may approve our product candidates for a more limited indication than we originally requested, and the CVM or USDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

Even if our current or future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain CVM, USDA or other regulatory approvals, our current or future product candidates may not achieve market acceptance among veterinarians and pet owners, and may not be commercially successful. Market acceptance of any of our current or future product candidates for which we receive approval depends on a number of factors, including:

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

We may not realize all of the anticipated benefits of our acquisition of Vet Therapeutics or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.

Our ability to realize the anticipated benefits of our acquisition of Vet Therapeutics, Inc. will depend in part on our ability to integrate its business with ours. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Pet Therapeutics. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the two businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Vet Therapeutics with our company;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the transaction, including the synergies or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

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

Once our target animal studies commence, we may experience delays in such studies and other development efforts and we do not know whether planned studies will begin on time, need to be redesigned or be completed on schedule, if at all. Pet therapeutics studies can be delayed or discontinued for a variety of reasons, including delay or failure to:

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

At the product level, we will face competition for AT-001 from Rimadyl, Deramaxx, Previcox and Metacam. We are not aware of any direct competitor for AT-002. We expect AT-003 will compete primarily with the non-steroidal anti-inflammatory drugs from the class of cyclooxygenase inhibitors and injectable anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. We are not aware of any direct competitor for our B-cell MAB, or our T-cell MAB. We may also face competition from generic medicines and products approved for use in humans that are used off label for pets.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates.

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

We rely completely on third-party manufacturers to manufacture the supplies for the development of our small molecule product candidates and we intend to rely on third-party manufacturers to produce commercial quantities of any approved drug candidates.

With respect to our small molecules, we do not currently have, nor do we plan to acquire, the infrastructure or capability internally to manufacture the formulated drug for use in the conduct of our target animal studies. We also lack the resources and the capability to manufacture any of our small molecule product candidates on a scale necessary for commercialization. We will need to identify contract manufacturers to provide commercial supplies of the formulated drugs for AT-001 and AT-002. For AT-003, we have entered into a commercial supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. Under this agreement, Pacira will provide us with finished drug product in vials, without final labeling and packaging, for which we are responsible. Pacira may terminate this supply agreement if we fail to make an undisputed payment, if we breach a material provision of the agreement, or if Pacira ceases manufacture of the product. Pacira also has the unilateral right to change its manufacturing process for the product, and if we cannot reach agreement on the terms of continued supply of AT-003 meeting current specifications and Pacira decides that it is no longer commercially reasonable to supply us with product meeting such specifications, then Pacira may terminate this supply agreement. If this supply agreement terminates for any reason, we may be unable to arrange for alternative supply of AT-003. We cannot assure you that we will be able to identify an alternate contract manufacturer for AT-003 in a timely manner on commercially reasonable terms, or at all. Additionally, we may be unable to identify and reach agreement with a contract manufacturer for AT-001 and AT-002 in a timely manner on commercially reasonable terms, or at all. Any delay in our ability to identify and contract with these third-party contract manufacturers on commercially reasonable terms, or at all, would have an adverse impact upon our business.

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

While we acquired a USDA-licensed manufacturing establishment in connection with the Vet Therapeutics acquisition, we expect to transition to third-party manufacturing of our biologic products in the future, which will subject the manufacture of our biologic products to the same risks associated with third-party manufacture of our small molecule products.

The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredients and formulated drugs may be subject to inspections by the CVM or USDA that will be conducted after we submit our NADA to the CVM, and approval by the CVM, or during the USDA licensing process for our biologics. We do not control the manufacturing processes used by, and we are completely dependent on, our contract manufacturers to comply with cGMP for the manufacture of both active pharmaceutical ingredients and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and is made in compliance with the strict regulatory requirements of the CVM, USDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control and quality assurance practices and to engage qualified personnel. If the CVM, USDA or a comparable foreign regulatory authority does not approve our contract manufacturers’ facilities used for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

Biologics manufacturing is difficult and costly, and may not be commercially viable.

We acquired a USDA-licensed manufacturing establishment for our biologic products as part of our acquisition of Vet Therapeutics. Manufacturing of our pet biologics is a relatively new field in which unanticipated difficulties or challenges could arise. Manufacturing biologics, especially in large quantities, is complex and may require the use of technologies that we may need to develop. Such manufacturing requires facilities specifically designed and validated for this purpose as well as sophisticated quality assurance and quality control procedures. Biologics can also be costly to manufacture. Factors such as these may make it more technically challenging, time-consuming and expensive than we anticipate to manufacture biologics. There is no assurance that we will be able to manufacture biologics at an economical cost, if at all.

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

We currently do not conduct our target animal studies, and we rely on CROs to conduct these studies. The third parties with whom we contract for the execution of our studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our studies, we remain responsible for ensuring that each of our studies is conducted in accordance with the development plan and protocol. Moreover, the CVM, USDA and foreign regulatory authorities require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.

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

Our ability to market our product candidates in the United States, if approved, will be limited to use for the treatment of the indications for which they are approved, and if we want to expand the indications for which we may market our product candidates, we will need to obtain additional CVM or USDA approvals, which may not be granted.

We expect to seek CVM approval in the United States for AT-001 for the treatment of pain and inflammation associated with osteoarthritis in dogs and for pain management in cats, AT-002 for the treatment of inappetence in cats and dogs, and AT-003 for the treatment of post-operative pain in cats and dogs. In addition, we have received a conditional license from the USDA of our MAB as an aid for the treatment of B-cell lymphoma in dogs, and we have submitted our MAB as an aid for the treatment of T-cell lymphoma in dogs to the USDA. If our product candidates are approved, the CVM or USDA will restrict our ability to market or advertise them for the treatment of indications other than the indications for which they are approved, which could limit their adoption by veterinarian and pet owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our product candidates in the future, but we cannot predict when or if we will receive the approvals required to do so. In addition, we would be required to conduct additional target animal studies to support our applications, which would utilize additional resources and may produce results that do not result in CVM or USDA approvals. If we do not obtain additional CVM or USDA approvals, our ability to expand our business in the United States will be limited.

Our MAB for the treatment of canine B-cell lymphoma is subject to a collaboration agreement with a large animal health company. If our collaborator fails to adequately perform, or if we or our collaborator terminate the collaboration, the development and commercialization of our canine B-cell lymphoma MAB could be delayed and our business could be adversely affected.

Our Vet Therapeutics subsidiary is party to a collaboration agreement with a large animal health company, pursuant to which we have granted to our collaboration partner an exclusive right to develop and commercialize our canine B-cell MAB in the United States, including all of its commonwealths, territories and possessions, and Canada. In the event that our collaborator fails to successfully commercialize this product candidate, our ability to receive royalties under our collaboration agreement would be adversely affected. Our collaboration partner may terminate this agreement due to a breach by us upon 60 days’ notice, upon our bankruptcy or without cause on each anniversary of the execution of the agreement upon 90 days’ notice. In the event that this agreement terminates, we would no longer be eligible to receive royalties under the agreement and we would need to expand our internal capabilities or enter into another collaboration for the commercialization of our canine B-cell MAB, which could cause significant delays and could have a material adverse effect on our business.

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

As of September 30, 2013, we had 19 full-time employees. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and target animal studies, continue our development activities and commercialize any of our current or future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We may face competition from products produced by other companies, including generic alternatives to any of our products. We will depend on patents to provide us with exclusive marketing rights for some of our products. As of September 30, 2013, we licensed approximately 27 issued patents or pending patent applications covering various composition of matter claims as well as methods of treatment. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant, the legal life of patents in countries in which patents are granted and the various terms and conditions of the respective agreement under which such patents are licensed. The key patent that we believe covers the crystalline form of the AT-001 compound expires on February 21, 2027, and the key patent that we believe covers certain methods of producing the AT-002 compound expires on February 1, 2020. Each of these patents may be eligible for an award of up to five years of patent term extension upon FDA approval of a commercial use of the corresponding product. The key patents that we believe cover certain compositions and methods of producing the AT-003 compound expire on September 18, 2018. The remainder of the patents in our current patent portfolio expire at various times between late 2013 and 2031, with a pending provisional application that upon issuance would expire in 2033.

As part of our Vet Therapeutics acquisition, we acquired an issued patent related to the speciesization of antibodies that covers all Vet Therapeutics products with an expiration date in 2029. We also acquired filed patents related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products and has notice of allowance until 2030, and filed patents that cover canine MABs directed to canine CD 20 and canine CD 52, until at least 2031.

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

Risks Related to Intellectual Property

We currently own one issued patent license, the issued patents covering our small molecule product candidates and have limited rights to prosecute and enforce those licensed patents.

We currently own one issued patent related to the speciesization of antibodies that covers all Vet Therapeutics products, an issued patent related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products, a notice of allowance of patent application related to canine MABs directed to canine CD 52 and a filed patent that covers canine MABs directed to canine CD 20.

We also own one patent application relating to our AT-002 product candidate that covers a method of treating inappetence using AT-002, and we cannot assure you that a patent based on this patent application will ever be issued. We do not own any patents or patent applications relating to AT-001 or AT-003. We have exclusive license agreements in the field of animal health with RaQualia, pursuant to which we license key intellectual property relating to AT-001 and AT-002, and with Pacira pursuant to which we license key intellectual property relating to AT-003. The patents and patent applications that we license cover various composition of matter claims as well as methods of treatment relating to our licensed patents. These patents are expected to expire at various times between late 2013 and 2031.

Under each of the license agreements, RaQualia and Pacira retain ownership over the licensed patents and patent applications and retain control over the maintenance and prosecution of the licensed patents and patent applications. In the case of AT-003, we have no control over the manner in which Pacira chooses to maintain or prosecute its patent and patent applications and have no right to continue to prosecute any patents or patent applications that Pacira elects to abandon.

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

We have filed a trademark application for our company name, although we cannot make assurances that the trademark will become registered. We have not yet registered any trademarks for commercial trade names for any of our current product candidates in the United States or any other countries. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the CVM or USDA, regardless of whether we have registered it, or applied to register it, as a trademark. The CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the CVM or USDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the CVM or USDA.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM, USDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any collaboration partner is permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM or a product license from the USDA. We have not submitted an application for or received marketing approval for our current small molecule product candidates, although we have received conditional product license from the USDA for our B-cell Lymphoma MAB that we obtained through the Vet Therapeutics acquisition and we have submitted a product license application to the USDA for our T-cell Lymphoma MAB. Obtaining approval of an NADA from CVM or a product license from the USDA can be an uncertain process that requires us to utilize significant resources. Moreover, there is no assurance that the USDA will issue a final product license for our B-cell Lymphoma MAB to us or that it will approve our license application for our T-cell Lymphoma MAB. In addition, failure to comply with CVM, USDA and other applicable United States and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including: warning letters, civil and criminal penalties, injunctions, withdrawal of approved products from the market, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending NADAs or product licenses or supplements to approved NADAs or product licenses.

To gain approval to market a pet therapeutic for a particular species of pet, we must provide the CVM, USDA and foreign regulatory authorities with data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA, product license or other regulatory filing. The development of pet therapeutics in a target animal is a lengthy, expensive and uncertain process, and delay or failure can occur at any stage of any of our development efforts. Success in prior target animal studies or in the treatment of human beings with a product candidate does not ensure that our target animal studies will be successful and the results of development efforts by other parties may not be indicative of the results of our target animal studies and other development efforts.

Regulatory approval of an NADA or supplement NADA, or of a product license, is not guaranteed, and the approval process requires us to utilize significant resources, may take several years, and is subject to the substantial discretion of the CVM or USDA. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat studies, or perform additional studies. If any of our current or future product candidates fails to demonstrate safety and efficacy in our studies, or for any other reason does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing CVM or USDA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, will be subject to labeling and manufacturing requirements and could be subject to other restrictions. Failure to comply with these regulatory requirements or the occurrence of unanticipated problems with our products could result in significant penalties.

Any regulatory approvals that we or any of our collaborators receive for any of our current or future product candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the product may be marketed, or may contain requirements for potentially costly surveillance to monitor the safety and efficacy of the product candidate. In addition, if the CVM or USDA approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, GLP and good clinical practices, or GCP, for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on target animal studies;

•	refusal by the CVM or USDA to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The CVM’s or USDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

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

The approval procedures vary among countries and can involve additional studies and testing, and the time required to obtain approval may differ from that required to obtain CVM or USDA approval. Animal studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the CVM or USDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the CVM or USDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining CVM or USDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis and, even if we do file it, we may not receive necessary approvals to commercialize our products in any market.

If approved, any of our current or future products may cause or contribute to adverse medical events that we are required to report to the CVM, USDA and regulatory authorities in other countries and, if we fail to do so, we could be subject to sanctions that would materially harm our business.

If we are successful in commercializing any of our current or future products, regulations of the CVM, USDA and of the regulatory authorities in other countries require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the CVM, USDA and regulatory authorities in other countries could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

Legislative or regulatory reforms with respect to pet therapeutics may make it more difficult and costly for us to obtain regulatory clearance or approval of any of our current or future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, CVM and USDA regulations and guidance are often revised or reinterpreted by the CVM and USDA in ways that may significantly affect our business and our products. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States or in other countries may impose additional costs or lengthen review times of any of our current or future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this Item 1A. Risk Factors and others, such as:

•	results from, and any delays in, our current and future target animal studies;

•	announcements of regulatory approval or disapproval of any of our current or future product candidates;

•	failure or discontinuation of any of our research programs;

•	the termination of any of our existing license agreements;

•	announcements relating to future licensing or development agreements;

•	delays in the commercialization of our current or future product candidates;

•	acquisitions and sales of new product candidates, technologies or businesses;

•	manufacturing and supply issues related to our current or future product candidates for our development programs and commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the sale or pricing of pet therapeutics;

•	CVM or USDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	market conditions in the animal health sector and in the pet therapeutics market; and

•	general economic conditions in the United States and abroad.

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

As of November 8, 2013, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 59% of our voting stock. These stockholders have the ability to influence us through this ownership position and may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of November 8, 2013, we had outstanding 23,803,757 shares of common stock, of which 16,282,347 shares are subject to restrictions on transfer under 165-day lock-up arrangements with the underwriters of our initial public offering. These restrictions are due to expire on December 9, 2013. However, each of the Company’s officers, directors and several other stockholders of the Company (collectively representing a total of approximately 14 million shares) have agreed with the Company to a new lock-up restriction for a period of 90 days after the closing of the acquisition of Vet Therapeutics. When the various lock-up restrictions expire, these shares will become eligible for public sale thereafter if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

None.

Use of Proceeds from the Sale of Registered Securities

On June 26, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-187372), as amended, filed in connection with the initial public offering of our common stock. Pursuant to the registration statement, we registered the offering and sale of shares of our common stock with a maximum aggregate offering price of approximately $63.5 million. On July 2, 2013, we closed the initial public offering in which we sold 5,750,000 shares of our common stock. On July 16, 2013, we closed the underwriters’ over-allotment option which was exercised in full, and pursuant to which we sold 862,500 shares of our common stock. All sales were at the initial public offering price of $6.00 per share, for an aggregate offering price of $39.7 million. The offering terminated on July 16, 2013 when the underwriters completed the exercise of the over-allotment option. Stifel, Nicolaus & Company, Incorporated and Lazard Capital Markets LLC acted as lead book-running managers for the offering, and William Blair & Company, L.L.C., JMP Securities LLC and Craig-Hallum Capital Group LLC acted as co-managers.

As a result of the offering, we received net proceeds of approximately $34.3 million, which is comprised of gross proceeds of approximately $39.7 million, offset by underwriting discounts and commissions of approximately $2.8 million and other offering expenses of approximately $2.6 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Through September 30, 2013, the net proceeds of approximately $34.3 million from our initial public offering have been invested in cash and cash equivalents. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our final prospectus filed with the SEC on June 27, 2013 relating to our Registration Statement on Form S-1.

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

ARATANA THERAPEUTICS, INC.

Date: November 14, 2013	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.