Form 10-K
period 2013-12-31
ARATANA THERAPEUTICS, INC.
filed 2014-03-26
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES ACT OF 1934

For the Fiscal Year Ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35952

ARATANA THERAPEUTICS, INC.

Delaware	38-3826477
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 Olathe Boulevard

Kansas City, KS 66103

(913) 951-2132

(Address of principal executive offices, zip code and telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933     Yes:  ☐    No:  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes:  ☐    No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes:  ☒    No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (As defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on the NASDAQ on June 28, 2013 was $80,812,234.

As of March 10, 2014, there were 29,477,246 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2014 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARATANA THERAPEUTICS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2013

ARATANA THERAPEUTICS and our logo are two of our trademarks that are used in this filing. This filing also includes trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this filing appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

PART I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report on Form 10-K, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this annual report include, but are not limited to, statements related to: anticipated financial performance; expected liquidity and capitalization; management’s plans and objectives for future operations, expenditures and product development, and investments in research and development; business prospects and collaborations; potential of future product releases; our ability to protect our intellectual property from third-party claims; anticipated sales performance; industry trends; market conditions; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; ability to repay our indebtedness; and our intentions regarding the use of cash. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1.	BUSINESS

Overview

We are a pet therapeutics company focused on the licensing or acquisition, development and commercialization of innovative biopharmaceutical products for cats, dogs and other companion animals. Aratana is leading and defining pet therapeutics, delivering new beginnings for pets, families and veterinarians. We operate at the intersection of the more than $50 billion annual United States pet market and the more than $20 billion annual worldwide animal health market. Our current product portfolio includes over 15 product candidates consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets. Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004, which treats B-cell lymphoma, received a conditional license from the U.S. Department of Agriculture (“USDA”) and is currently marketed by Novartis Animal Health Inc. (“NAH”). AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014, and we expect to commence limited marketing of the product later this year as we complete the additional clinical studies required to obtain a full license. Our other lead products include small molecules directed at treating osteoarthritis pain and inflammation, loss of appetite and post-operative pain in dogs and cats. Our product candidates are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets.

Since our initial public offering in June 2013, we have focused on executing our clinical development plan and continuing to expand our product pipeline and further augment our development capabilities. In October 2013, we acquired Vet Therapeutics, Inc. (“Vet Therapeutics”), which provided us with a proprietary antibody-based biologics platform focused on the treatment of lymphoma, and in January 2014, we acquired Okapi Sciences N.V. (“Okapi Sciences”), which provided us with a pipeline of antiviral drugs, including product candidates focused on the treatment of herpes and immunodeficiency in cats. As part of these acquisitions, we also obtained two facilities that we are using to develop additional species-specific monoclonal antibodies, antivirals and other small molecules for use as pet therapeutics. In addition, we now have two products that we expect to commercialize in 2014, we have increased the size of our product pipeline since June 2013, and we have significantly increased our technology and development infrastructure. We are focused on advancing our product candidates to regulatory approval and believe that we have significantly accelerated our pathway toward becoming a commercial stage company.

We believe that the role of pets in the family has significantly evolved over the last two decades. Many pet owners consider pets important members of their families, and they have been increasingly willing to spend money to maintain the health of their pets. Consequently, pets are living longer and, as they do, are exhibiting many of the same signs and symptoms of disease as humans, such as arthritis, cancer, obesity, diabetes and heart disease. Today veterinarians have comparatively few drugs at their disposal that have been specifically approved for use in pets. As a result, veterinarians often must resort to using products approved for use in humans, but not approved, or even formally studied, in pets, relying on key opinion leaders and literature, rather than regulatory review and approval.

We believe that pets deserve therapeutics that have been specifically studied and approved by regulatory authorities for each species, and that veterinarians and pet owners will increasingly demand that therapeutics are demonstrated to be safe and effective in pets before using them. We also believe there is an opportunity to leverage the investment in the human biopharmaceutical industry to bring therapeutics to pets in a capital and time-efficient manner. For example, advances in human medicines have created new therapeutics for managing chronic diseases associated with aging, such as cancer, osteoarthritis, diabetes and cardiovascular diseases. However, these advances have not yet been translated into innovative therapies for pets, notwithstanding the fact that pets are living longer and manifesting many of these same diseases of aging. Moreover, while developing and commercializing therapeutics for humans and pets share a number of characteristics, there are also significant differences that we believe facilitate the development of pet therapeutics and make the market attractive. These differences include the role and economics of veterinary practices and the private pay nature of the veterinary market. Additionally, because the development of pet therapeutics requires fewer clinical studies, involves fewer subjects and trials are conducted directly in the target species, the development of drugs for pets is generally faster, less expensive and more predictable than for human therapeutics.

BIOPHARMACEUTICAL PRODUCTS

We have assembled a portfolio of more than 15 product candidates that are in various stages of development, in either cats or dogs, and some in both. The following table identifies the primary molecules in our current product portfolio:

COMPOUND	SPECIES	INDICATION	DEVELOPMENT STATUS	EXPECTED NEXT MILESTONE
AT-001	Dog	Pain and inflammation associated with osteoarthritis	Dose selected	• Initiate pivotal field effectiveness study in second quarter of 2014 • Expect U.S. marketing approval in 2016

	Cat	Pain and inflammation associated with osteoarthritis	Pilot studies	• Dose confirmation study

AT-002	Dog	Stimulation of appetite	Pivotal field effectiveness study	• Submission for approval • Expect U.S. marketing approval in 2016

	Cat	Stimulation of appetite	Pilot studies	• Dose confirmation study

AT-003	Dog	Post-operative pain management	Proof of concept study	• Dose confirmation study • Initiate pivotal field effectiveness study in second quarter 2014 • Expect U.S. marketing approval in 2016

	Cat	Post-operative pain management	Proof of concept study	• Dose confirmation study

AT-004	Dog	B-cell lymphoma	Submitted pivotal field effectiveness study	• Currently sold by NAH • Full license expected in 2015

AT-005	Dog	T-cell lymphoma	Completing pivotal field effectiveness study	• Conditional license received in 2014 • Full license expected in 2015

AT-006	Cat	Ocular herpes infection	Pivotal field study in Europe	• File for EU review in 2014 • Expect U.S. marketing approval in 2017 or 2018 • Licensed to NAH

AT-007	Cat	Feline immunodeficiency virus infection	Pilot study in Europe	• Initiate field effectiveness study in 2015 • Expect U.S. marketing approval in 2017 or 2018

AT-008	Dog	Lymphoma	Pivotal field effectiveness study	• Pivotal field effectiveness in the EU in 2014

AT-009	Dog	Mast cell tumor	Lead selection	• Pilot studies

AT-010	Dog	Atopic dermatitis	Lead selection	• Pilot studies

AT-011	Dog	Parvovirus infections	Lead selection	• Proof of concept study

AT-012	Cat	Calicivirus infections	Lead selection	• Proof of concept study

In addition to the above-listed product candidates, we are evaluating additional molecules for applications in other diseases including lymphoma in cats, seizures in dogs, atopic dermatitis in dogs and other cancers in cats and dogs, and we are generating new product concepts internally with our recently acquired antibody research site in San Diego, California and our antiviral research site in Leuven, Belgium. Furthermore, we have options with two parties for two additional molecules that we are considering licensing for further development. We aim to submit drug applications for U.S. approval for the majority of our existing product candidates and to make similar regulatory filings for European approval. Furthermore, where appropriate, we attempt to develop and submit regulatory filings for therapeutic indications in both cats and dogs, which will be separate products and require separate approval.

Our strategy is to in-license proprietary compounds from human biopharmaceutical companies or leverage existing insights in human biology applicable in pets and to develop therapeutics specifically for use in pets. To date, we have in-licensed and are further developing pharmaceutical compounds from Pacira Pharmaceuticals, Inc. (“Pacira’), RaQualia Pharma, Inc. (“RaQualia”) and others.

We expect to use the time preceding the full commercialization of our product candidates to build veterinarian and pet owner awareness of our company and our products. We believe that our product candidates, if approved, will enable veterinarians to deliver a higher level of medical care to pets while providing an important revenue stream to the veterinarians’ practices.

Aratana Therapeutics, Inc. was incorporated on December 1, 2010 under the laws of the State of Delaware.

Business Strategy

Our goal is to become a leading provider of therapeutics developed and approved specifically for the treatment of unmet medical needs in pets. We are a pet-focused company and we intend to help shape and define the pet therapeutics market. We plan to accomplish this by:

•	Advancing our existing compounds to regulatory approval. We have assembled a pipeline of more than 15 product candidates, including small molecules pharmaceuticals and large molecule biologics. These product candidates are in various stages of development for the treatment of cats or dogs, or both. Our target indications include pain and inflammation associated with osteoarthritis, inappetence, post-operative pain, lymphoma, ocular herpes and immunodeficiencies. We plan to submit new animal drug applications (“NADAs”) for the small molecule pharmaceuticals to the Center for Veterinary Medicine (“CVM”) for several of these product candidates in 2016 and 2017 and to make similar regulatory filings in the European Medicines Agency (“EMA”) in 2017 and 2018. For our large molecule biologics, we plan to submit applications to the USDA for conditional licensure followed by full licensure.

•	Leveraging our management team’s established experience in the human biopharmaceutical and animal health industries. In order to successfully execute our plan, we have assembled an experienced management team consisting of veterinarians, physicians, scientists and other professionals that apply the core principles of drug development to the medical needs of pets. The members of our senior management team combined have over 100 years of experience in the animal health and human biopharmaceutical industries, as well as a strong track record of successfully developing and commercializing therapeutics for pets. Our Chief Scientific Officer and our Chief Development Officer have each been actively involved in the development and approval of over 20 animal health products. Our Chief Commercial Officer has been responsible for guiding the launch of 22 animal health products, including three of the most significant brands in companion animal health. The team has successfully developed, approved and commercially launched collectively 42 animal health products.

•

Using a direct sales organization and distributors to commercialize our products in the United States. If approved for commercialization, we intend to employ a direct sales organization, complemented by strategic distributor relationships intended to extend our commercial reach, to market our products in the United States. Our direct sales organization and distributors will sell products directly to veterinarians, who in turn typically sell pet therapeutics products to pet owners at a mark-up. In light of the veterinarian’s goal of improving the health of pets and the ability to generate revenue from the sale of therapeutic products, we believe veterinarians are motivated to prescribe innovative therapeutics that are safe, effective and supported by reliable clinical data and regulatory approval. Based on our conditional license for AT-005, we expect to initiate a limited commercial effort in 2014 that we will expand if we obtain a full license for AT-005 in 2015 and approvals for AT-001, AT-002 and AT-003, which we expect in 2016.

•	Engaging active partners to build a commercial presence. We have in-licensed the rights in other geographies outside the U.S. for the use of our compounds in animal health, and we intend to seek regulatory approval for our pet therapeutics in Europe and potentially other countries. When products reach the commercial introduction phase, we will evaluate the best go-to-market strategy. This may include identifying companies with an established commercial presence in other geographies that are looking for additional products and to partner with those companies to provide our products in that market. We believe there are several animal health companies which, despite their focus on the development of parasiticides and life-cycle management of their product lines, desire innovative pet therapeutics. We believe these companies may be interested in partnering with us to provide EMA-approved best-in-class or first-in-class therapeutic products.

•	Continuing to expand our product pipeline by in-licensing additional compounds. We believe the pet therapeutics market is significantly underserved and have identified for further pursuit more than 20 therapeutic areas that overlap with areas of human biopharmaceutical development. We seek to identify compounds that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans. We are looking for compounds with well-developed active pharmaceutical ingredient (“API”) process chemistry. Once identified, we seek to obtain exclusive, worldwide rights to these compounds in the animal health field. Each of our current compounds is covered by patents and other intellectual property that provide for a multi-year period of market exclusivity. Additionally, we intend to seek opportunities to partner with companies where we can provide commercialization for their approved, or close to approved, pet therapeutic products.

Development Programs

Overview

AT-001 (grapiprant) is a selective prostaglandin E receptor 4 (“EP4”), antagonist that we in-licensed from RaQualia, a spin-out from Pfizer Inc. AT-001 was originally discovered by Pfizer and achieved proof of concept for treatment of osteoarthritis pain in two Phase II clinical trials in humans. RaQualia has announced the results of a Phase IIa clinical trial confirming that the AT-001 compound, which they refer to as RQ-7, has an equivalent effect on pain as non-steroidal anti-inflammatory drugs, (“NSAID”), and has shown through endoscopic exams that it is safer for the gastrointestinal tract than a NSAID.

The multicenter, randomized, double-blind, active- and placebo-controlled seven-day endoscopic GI safety study, which administered AT-001 at 75 mg twice daily (BID) and naproxen, a positive control NSAID, at 500 mg BID, over a seven-day period, resulted in statistically significant differences in the incidence of gastroduodenal erosions with no ulcers. The study was conducted in two cohorts, with patients randomized to receive either AT-001, Naproxen or a placebo. The study evaluated, for each treatment group, the incidence of six or more erosions with no gastroduodenal ulcers and the incidence of ulcers at the end of the seven-day period. Differences with a p-value of less than 0.05 were determined to be statistically significant. P-values are an indication of statistical significance reflecting the probability of an observation occurring due to chance alone. A p-value of less than 0.05 means that the probability of the event measured occurring by chance is less than one in

20. The incidence of erosions without ulcers in cohorts 1 and 2 was 14% and 25%, respectively, for Naproxen compared to zero and 8%, respectively, for AT-001. In each cohort, the difference between Naproxen and AT-001 had a p-value of less than 0.05, demonstrating statistical significance. The incidence of ulcers in cohorts 1 and 2 was 5% and 18%, respectively, for Naproxen compared to 2% and 5%, respectively, for AT-001. The difference between Naproxen and AT-001 in cohort 2 had a p-value of less than 0.05, demonstrating statistical significance. However, the difference between Naproxen and AT-001 in cohort 1 had a p-value greater than 0.05 and was not statistically significant. We did not analyze results at any other endpoints in the study and, therefore, have no other data where the difference between Naproxen and AT-001 was not statistically significant.

Medical need

Osteoarthritis is the most common inflammatory joint disease in pets. The prevalence of osteoarthritis increases with age, usually occurring in cats and dogs aged nine years or older, but it can occur even in young animals. According to industry sources, the number of pets diagnosed with arthritis has significantly increased over the past five years and an estimated 13% of all geriatric dogs, and 22% of geriatric large and giant breed dogs, are diagnosed with arthritis. We believe many dogs with arthritis remain undiagnosed and the incidence is 20% in dogs and 23% in cats. Osteoarthritis is a progressive disease that can first manifest itself with periodic signs of stiffness or lameness and can progress to where the pet is experiencing constant joint pain and stiffness. Affected cats and dogs may show signs of irritability and reclusiveness.

Osteoarthritis is diagnosed in animals by the veterinarian using clinical signs and radiographs. The disease is incurable, but treatment can improve the cat’s or dog’s quality of life. Treatment includes a combination of rest, avoidance of overexertion, reduction in weight, proper exercise and a regimen of pain and anti-inflammatory drugs. In some cases, surgery to relieve the pain or correct deformities or instability might also be employed.

Currently available treatments and their limitations

Analgesic and anti-inflammatory drugs are often necessary to control pain in cats and dogs with osteoarthritis. The currently approved products for control of the pain and inflammation associated with osteoarthritis in dogs are NSAIDs from the class of cyclooxygenase (“COX”), inhibitors, or Coxibs. The arachidonic acid pathway constitutes the main mechanism for the production of pain and inflammation in osteoarthritis. This pathway also controls other important body functions such as kidney regulation, gastrointestinal mucosal protection, thrombosis and blood flow through the enzymatic synthesis of mediators in multiple steps along the pathway. Three COX isoenzymes have been identified—COX-1, COX-2 and COX-3. COX-2 initiates the biosynthesis of prostaglandin-I 2 or PGI 2 and prostaglandin-E 2 or PGE 2. PGI 2 affects gastrointestinal mucosa, kidney function and blood flow. PGE 2 also affects gastrointestinal mucosa and is a key mediator of pain and inflammation. The inhibition of COX enzymes to provide relief from pain and inflammation is the mode of action of NSAIDs.

The first product approved for the control of pain and inflammation associated with dog osteoarthritis was Rimadyl (carprofen). The introduction of this product created a product category around a previously unmet medical need and fundamentally changed the management of chronic pain in dogs. Rimadyl is a moderately selective inhibitor of COX-2 and has demonstrated selective inhibition of COX-2 versus COX-1 in dogs. While side effects in most dogs are generally mild and typical of the NSAID class, some dogs have an idiosyncratic sensitivity that results in hepatic and/or gastrointestinal toxicity and, in extreme cases, death. As a result, NSAID label language contains bolded warnings and specifies that baseline blood tests should be conducted, and pets should be periodically monitored using blood tests to check for any toxic effects. Additionally, cats appear to metabolize NSAIDs differently than dogs, resulting in more severe side effects. Rimadyl is not approved for use in cats and no other Coxibs are approved in the United States for more than three days of use in cats.

Market opportunity

According to the April 2012 Brakke Consulting Pain Management Products Survey, the U.S. cat and dog analgesic market was approximately $260 million in 2011 and consisted mostly of NSAIDs with sales of approximately $220 million. According to a survey of 233 veterinarians conducted by Brakke Consulting in March 2012, veterinarians recommended NSAID therapy for 82% of the dogs they treated with osteoarthritis, and they believe approximately 60% receive treatment. The Market Dynamic Inc. sales audit data shows that over 4 million dogs per year are receiving an average of 20 days of treatment with NSAID therapy. The NSAID segment is one of the fastest growing categories in pet therapeutics over the last fifteen years; it continued to expand with four additional NSAID Coxib approvals and the approval of the first of five generic carprofen products starting in 2005. Rimadyl remains the leading prescription treatment with 2011 U.S. sales of $90 million and 40% market share. According to Brakke, sales of generic carprofen were $20 million, or 9% market share, in 2011, up 25% from 2010.

Given the associated side effects and required monitoring with blood tests that are associated with NSAID therapy, there is a population of dogs that remains untreated or cannot be treated chronically. Additionally, while up to 30% of cats over the age of eight have osteoarthritis, the currently available products in the United States cannot be used to treat cats for chronic pain associated with osteoarthritis. We believe there is a significant market opportunity for a therapeutic product that can manage the pain and inflammation associated with osteoarthritis in pets with an improved safety profile and that does not require regular blood monitoring.

Our Solution—AT-001

Unlike Coxib NSAIDs, AT-001 is a selective EP4 receptor antagonist. EP4 is one of four G-protein coupled PGE 2 receptors (EP1, EP2, EP3 and EP4) located on the membrane of various cells in the mammalian body. The EP4 receptor predominantly mediates PGE 2-elicited pain. The specific effects of the binding of PGE 2 to the EP4 receptor include vasodilation, increased permeability, angiogenesis and production of pro-inflammatory mediators. The EP4 receptor mediates PGE 2-elicited sensitization of sensory neurons, and studies published in the Journal of Pharmacology and Experimental Therapeutics and in the British Journal of Pharmacology have demonstrated that EP4 is a major receptor in mediating pain associated with both rheumatoid arthritis and osteoarthritis and inflammation. EP4 knockout mice, which are mice that have been genetically manipulated not to express the EP4 receptor, but not EP1, EP2 or EP3 receptor knockout mice, have exhibited decreased inflammation and decreased incidence and severity of disease in experimental models of arthritis. A selective EP4 receptor antagonist does not interfere with EP1, EP2 or EP3 receptor-mediated signaling, and does not affect prostaglandin biosynthesis, which is important for the maintenance of the gastrointestinal, renal and platelet function. Unlike Coxib NSAIDs, an EP4 receptor antagonist does not change prostanoid homeostasis. Treatment with Coxib-type drugs can result in PGI/TXA2 imbalance which is postulated as the cause of the cardiovascular side-effects of this drug class.

AT-001 binds selectively to the EP4 receptor with high affinity thus blocking it from PGE 2-mediated pain and inflammation. The human, rat, dog and cat EP4 receptor genes were cloned and showed similar binding affinity with AT-001. In receptor binding studies, the inhibitor constants, or Ki value, of AT-001 for human, rat and dog receptors were determined indicating that AT-001 binds to the receptor with high affinity. Ki value reflects the concentration of inhibitor that is required to decrease the maximal rate of the reaction to half of the uninhibited value.

AT-001 has achieved proof of concept in two Phase II clinical trials performed by RaQualia in humans with osteoarthritis knee pain. The trials included patients who received AT-001, Naproxen, which is an NSAID, or placebo. More than 500 human patients were dosed with our compound. The compound was well-tolerated and demonstrated statistically significant reduction in pain scores as compared to placebo. Based on the results generated with our compound by RaQualia in humans, we believe that selective antagonism of the EP4 receptor should have fewer drug side effects and similar efficacy as compared to Coxib NSAIDs in cats and dogs.

AT-001 in dogs

Safety. In the toxicology program that was conducted by RaQualia to support human drug development, a series of studies investigated the effects of oral administration of AT-001 to male and female laboratory dogs. We use the results from a nine-month GLP toxicology study of oral AT-001 given daily to demonstrate target animal safety in dogs. The nine-month GLP toxicology study was undertaken to evaluate the potential toxicity and systemic exposure of AT-001 when administered orally, once daily, for nine consecutive months to dogs and to assess the reversibility of any toxic changes. In the study, AT-001 was administered orally once daily at doses from 0 to 50 mg/kg. A total of 36 dogs were evaluated in four dose groups, with each dose group consisting of four male and four female dogs. Four additional dogs, two male and two female, were evaluated in the 50 mg/kg dose group for recovery purposes. Clinical signs and food consumption were assessed daily. Body weight was recorded weekly. Ophthalmologic examinations, electrocardiograms, hematology, serum chemistry and urinalyses were monitored periodically. In the high dose group only, serum drug concentrations of AT-001 were measured at several time points after dosing on day 1 and on a single day in week 38. At the end of the dosing or recovery period, dogs were necropsied and further examined.

The study demonstrated no drug-related effects on body weight, food consumption, ophthalmology, electrocardiograms, hematology, coagulation, organ weights and gross pathological findings during the nine-month dosing period. Gastrointestinal effects such as loose or mucous stool, which sometimes included slight bloody or red material, were observed in all dose groups including the control, though the incidence was higher in some animals of the drug groups compared with that in the control group. A significant decrease in mean serum albumin was observed at weeks 26 and 39 in the highest dose group (50 mg/kg). The serum parameter changes were recovered at the end of the recovery period. There were no noteworthy findings during or at the end of the four-week recovery period.

The study was re-evaluated according to target animal safety study guidelines and submitted to the CVM for review. The study was found to be acceptable to support approval. In addition to the results from the nine-month study, our data safety package will also include safety information collected from the pivotal field effectiveness study and pharmacokinetic study that bridges from the formulation used in the toxicity study to the final commercial tablet formulation. The protocol of the pharmacokinetic bridging study was submitted to the CVM for review and we received a concurrence letter. We believe this data package will be acceptable to the CVM to complete the target animal safety section of the NADA for AT-001.

Effectiveness. We performed initial proof of concept studies in laboratory dogs with artificially-induced osteoarthritis. We believe these studies signaled that the compound is effective, though the variability and the small group sizes limited the power of the results. Consequently, we have completed another study to confirm efficacy and select a dose. This study was a multi-site, randomized, blinded field study in client-owned pets with osteoarthritis. The study enrolled over 350 dogs across four treatment arms including three different AT-001 treatment regimens and a placebo. Effectiveness in the study was determined by using a validated pain scoring system referred to as the Canine Brief Pain Inventory (“CBPI”). The CBPI consists of ten questions administered to dog owners to evaluate the severity of their dog’s pain and how much the pain interferes with the normal behavior of the dog. For each question, scores can range from zero to ten, with ten being the most severe. The CVM reviewed the study protocol and concurred with the design. We launched the study in February 2013 and the in-life phase was completed in late 2013. We have selected a once-daily dose of AT-001 for further study. The clinical success rates at day 28 were 61.6% for the selected dose regimen vs. 42.2% for the placebo group, when compared in a two-group parallel design, which represents a statistically significant difference (p<0.05). Adverse reactions at the selected dose were comparable to the placebo. We have discussed with the CVM the results of this study and have agreed to complete a pivotal field effectiveness study at our selected dose, compared to placebo, using the same study design of the dose selection study.

Chemistry, Manufacturing and Control (“CMC”). We have engaged a contract manufacturer for the API process development and a specialized animal health contract manufacturer as the contract laboratory to make the formulated product. Both API and formulated product are manufactured according to current Good

Manufacturing Practices, or cGMP, standards. We have developed the process according to standards from the Veterinary International Conference on Harmonization (“VICH”), which can be used to supply both human and veterinary development and commercialization. We have selected a final formulation of AT-001, and produced clinical trial material. We met with the CVM to discuss the data requirements to achieve approval of the formulated product. The API contract manufacturer has developed the chemical synthesis and process to a multi-kilogram batch size and is continuing to refine the process. Three API good manufacturing practice (“GMP”) batches have been put on VICH stability testing.

Development Plan. Our plan is to complete the effectiveness technical section by submitting a pivotal field effectiveness study. Concurrently, we continue to develop and refine our CMC data package. We plan to have the three major technical sections of the NADA for AT-001 complete by the end of 2015 and, assuming we achieve that goal and our submission is acceptable, we would expect NADA approval in 2016.

Our European regulatory strategy tracks that of the United States. We believe that data provided for our NADA filing in the United States should largely satisfy the European requirements. We started addressing any potential gaps to cover human safety risk assessment, dose determination and expert opinion reports. We believe we could obtain European approval in 2017.

AT-001 in cats

Safety. We have conducted a number of laboratory probe studies to test the safety of AT-001 in cats. A 28-day safety study in 24 normal, healthy cats suggests that AT-001 is well tolerated at levels representing multiples of the potential therapeutic dose for up to 28 days. We also evaluated the safety of AT-001 in cats in post-operative settings. Under these conditions, we observed a dose-dependent increase of blood parameters related to liver metabolism, which is a signal of potential liver toxicity. Study results demonstrate a trend that this observation is a combined effect of the medication used to produce general anesthesia and high AT-001 dosages. While we cannot rely on any of these initial studies as pivotal safety studies, consistent with Food and Drug Administration (“FDA”) requirements, we will include the results of these studies in our NADA as additional information.

Effectiveness. We performed initial proof of concept studies in a surgical pain model in laboratory cats. While a clear effectiveness signal in cats was observed, the relatively high dosages needed to cover such an acute pain setting, potentially in combination with the effects of general anesthesia medication led to an increase of blood parameters related to liver metabolism. Hence an adequate therapeutic window could not be established in the acute surgical pain model. However, based on the clear efficacy signal we decided to pursue a chronic pain indication for cats where the clinical dose and different clinical setting may indeed result in an acceptable therapeutic window. We believe that AT-001 will be effective at a lower dose in the chronic setting where we can avoid the interaction with anesthesia agents. Because no therapies are currently approved in the United States for chronic use in cats, the need is high and the rationale is strong for continuing to define the therapeutic window. Hence, we will proceed in developing AT-001 for osteoarthritis (or synonymously degenerative joint disease) pain in cats.

Development plan. We will initiate proof of concept studies in client-owned cats with osteoarthritis to develop a study design, establish a dose regimen, and test various endpoints to be used in a pivotal field effectiveness study. We have engaged with clinical experts in this field to develop pilot study designs. Next steps include outlining a development plan, including possible label claims for cats, and a meeting with the CVM to review this plan. We expect that the CMC process for AT-001 for cats will be similar to that for AT-001 for dogs.

Overview

AT-002 (capromorelin) is a potent and selective ghrelin agonist, which causes appetite stimulation and growth hormone secretion. AT-002 was originally discovered by Pfizer and achieved proof of concept in Phase II clinical trials in humans. We in-licensed AT-002 from RaQualia, which is investigating the use of AT-002 in human medicine. We are developing AT-002 for the stimulation of appetite in cats and dogs.

Medical need and market opportunity

The control of hunger and satiety involves a complex system in mammals. In many acute and chronic disease states, as well as with aging, lack of appetite is a problem and can fuel a downward spiral. Malnutrition and decreased muscle mass can result from inadequate food intake regardless of the underlying condition. In humans, doctors can rationalize with the patients the importance of maintaining nutrition despite the lack of natural appetite and there are medical therapeutics approved in humans to treat inappetence. Veterinarians and pet owners cannot successfully rationalize with pets about the importance of maintaining nutrition and there are no approved medical therapeutics to treat inappetence in pets. This can be a frustrating clinical situation for the veterinarian and pet owner and often contributes to the decision to euthanize a pet.

Fear, pain, stress, trauma, organic disease, dental disease, oral fractures and cancer are all possible causes of inappetence in pets. For example, in pets undergoing cancer treatment, the cancer therapy is commonly stopped when the pet loses appetite and body weight. According to the 2009 Cancer in Dogs and Cats report from Brakke Consulting, 2.1% of dogs in the United States will be diagnosed with cancer annually with 61% of diagnosed dogs receiving some form of treatment. Chemotherapy is the most common form of treatment and is used in 58% of the cases involving dogs. According to our market research, inappetence is seen in approximately 30% of dogs who receive chemotherapy. We believe that, if approved, AT-002 could be an important medicine in managing inappetence in cancer.

As a second example, inappetence commonly occurs in conjunction with chronic renal failure (“CRF”). We estimate that 1.6% of cats in the United States have CRF and that 30% of cats with CRF experience inappetence during the course of their disease. Dietary therapy with a diet that is designed for cats and dogs with renal insufficiency is recommended regardless of the severity of disease. Unfortunately many of the therapeutic diets that are prescribed may be less palatable to pets than normal diets. We believe that, if approved, AT-002 could be an important medicine in managing inappetence that occurs in connection with CRF.

Currently available treatments and their limitations

The first goal of therapy for inappetence is to correct the underlying cause. Often veterinarians will begin treatment of inappetence by recommending a change to a highly palatable diet such as tuna for cats and chicken or beef for dogs. Depending on the severity of the condition, the animal may be supported with fluids and electrolytes until the diagnosis of the underlying condition is made and effective treatment is initiated where possible. Prolonged or severe inappetence may require hospitalization and feeding tube placement. There are no drugs approved for the treatment of inappetence in cats and dogs. Drug therapy to address inappetence has focused on human drugs affecting the central nervous system control of feeding such as benzodiazepines, cyproheptadine and mirtazapine. However, these drugs are not approved for veterinary use, have limited effectiveness and are contraindicated for cats with hepatic lipodosis. As a result, we believe there is a significant market opportunity for a therapeutic product that is safe and can effectively stimulate appetite in pets.

Our solution—AT-002

AT-002 is a potent and selective ghrelin agonist. Ghrelin is a 28-amino acid peptide hormone, also referred to as the hunger hormone, produced predominantly in the stomach. It is the endogenous ligand of the ghrelin receptor, also known as growth hormone secretagogue receptor (“GHS-R”). By activation of the ghrelin receptor, ghrelin stimulates appetite and growth hormone secretion, and also exhibits a role in regulation of gastrointestinal motility and energy balance. Ghrelin binds to specific receptors and affects signaling in the hypothalamus, interacting with other hormones to cause the feeling of hunger and stimulate food intake. In addition to its effects on appetite, ghrelin stimulates growth hormone secretion by activation of GHS-Rs in the pituitary. This effect acts to build lean body mass, which has been shown to result in increased strength in frail, elderly people.

AT-002 is a small molecule that mimics ghrelin and binds to the GHS-R. The appetite stimulation and GH-releasing activity of AT-002 has been demonstrated in laboratory cats and dogs where AT-002 treatment results in increased food intake and weight gain. Similarly, chronic oral dosing of AT-002 in dog good lab practices (“GLP”) toxicology study stimulated appetite, weight gain and caused increased plasma growth hormone levels.

The initial human development focus for AT-002 at Pfizer was on frailty, congestive heart failure and fibromyalgia. More than 1,200 human subjects have participated in Phase I and Phase II clinical trials involving AT-002 and the drug was shown to be generally safe in humans. Two of the commonly reported adverse events in humans were increased appetite and weight gain, which we believe support our intended development for inappetence in pets.

AT-002 in dogs

Safety. In the toxicology program that was conducted to support the filing of an investigational new drug application, (“IND”), for human drug development, a series of studies investigated the effects of oral once daily administration of the compound to male and female dogs. We intend to use the results from a dog GLP 12-month toxicology study as the pivotal safety data to be submitted to the regulatory authorities to demonstrate safety in dogs. In the study, AT-002 was administered orally once daily at doses from 0 to 40 mg/kg for 12 consecutive months. A total of 32 dogs were evaluated in four dose groups, with each dose group consisting of four male and four female dogs. Based on this study, we believe that AT-002 could be well tolerated in dogs and, depending on the final approved dose, could demonstrate an up to 10x safety margin.

We have re-evaluated the 12-month toxicology study according to target animal safety study guidelines and have submitted it for CVM review.

In addition to the results from this 12-month study, our data safety package will include a pharmacokinetic (“PK”) study that bridges the formulation used in this toxicity study to the final commercial formulation. We have received concurrence from the CVM for the protocol for this PK bridging study.

Effectiveness. Several laboratory studies in healthy dogs with various daily oral doses of AT-002 for four to ten days were completed prior to our licensing AT-002. These studies demonstrated increased food intake and weight gain. We conducted a seven-day, placebo controlled, blinded dosing study in dogs to confirm these results, and confirmed that treated dogs showed a sustained increase in appetite and body weight over the treatment period, with the placebo control treated dogs losing weight, likely due to intensive handling and blood sampling.

We evaluated the effectiveness of AT-002 compared to placebo for the treatment of inappetence in a pilot placebo-controlled, blinded, multi-veterinary clinic field study in client-owned patients. The study was designed to evaluate the effectiveness of the drug in client-owned dogs, as opposed to laboratory animals, to test the acceptance of the formulation, ease of dosing and appetite assessments by owners, and to define the patient population. Effectiveness parameters include owner assessment of appetite and body weight gain compared to baseline and compared to the dog’s best lifetime condition. Dogs were treated once daily for seven days. The results of 30 evaluable cases are shown in the table below. Compared to the placebo control animals, the appetite score and body weight of the AT-002 treated patients were statistically significantly increased on day 6 after 7 daily treatments. The results compared to best lifetime condition showed a positive trend towards the AT-002 treatment, but were not statistically significant.

Group	Appetite Score on Day 6		Body Weight on Day 6
	% Change mean/SEM	p-value	% Change mean/SEM	p-value
AT-002 (n=17)	79 / 19	< 0.05	3.2 / 1.3	< 0.05
Placebo (n=13)	23 / 12		-0.2 / 0.9

p-value < 0.05 indicates statistical significance on a 95% or higher confidence level.

Based on these proof of concept studies we have discussed and agreed with the CVM on a study design for the pivotal field effectiveness study. This randomized, placebo-controlled, multi-center study was initiated in December 2013 to enroll approximately 150 client-owned dogs.

CMC. When we licensed the drug, the chemical process was scaled up to kilogram quantities but was not optimized. Our contract manufacturer for the API process development is developing a process according to VICH standards that can be used to supply both human and veterinary development and commercialization. We have successfully completed process development of AT-002, with three cGMP batches manufactured and put on VICH stability testing. Assembly of the drug master file was initiated. As with AT-001, we are using an animal health specialty contract manufacturer to develop the formulation according to CVM and EMA standards. We have manufactured three cGMP batches of formulated product, which are being used as clinical trial material and for VICH stability testing. We met with the CVM to discuss the data requirements for the CMC technical section.

Development plan. Our development plan includes the submission of the 12-month dog GLP toxicology data, together with the pharmacokinetic bridging study, to satisfy the required pivotal safety data. The pivotal field effectiveness study was started and we anticipate top-line results in the first half of 2015. Concurrently, we continue to develop our CMC data. We plan to have all three major technical sections of the NADA completed in time to receive NADA approval in 2016.

We are forming our European regulatory strategy based on our early interactions with the regulatory authorities in Europe and our prior interactions with the FDA in the United States. We believe that data provided for our NADA filing in the United States will be useful in satisfying certain of the European requirements. We have started addressing potential gaps to cover human safety risk assessment, clinical program and expert opinion reports. We do not expect to receive European approval of AT-002 until 2017 or 2018.

AT-002 in cats

Safety. When we licensed AT-002, included in the data was a two-week safety study in cats. Because we expect the potential patient population for AT-002 to include elderly cats suffering from chronic renal failure, we tested the safety of AT-002 in a model of kidney compromised laboratory cats. The results from the two-week study in normal cats suggested that AT-002 was well tolerated. The results from our safety study in kidney compromised cats also demonstrated no treatment related side effects. Based on these studies, we believe we have demonstrated that AT-002 has a favorable safety profile in cats and expect that sufficient safety margins will be seen in the pivotal safety study.

Effectiveness. Several laboratory studies in healthy cats using various daily AT-002 oral doses were also included in the data package at licensing. Food intake and weight gain were increased after administration of AT-002 to cats. We confirmed these results in several laboratory studies in cats, which demonstrated a statistically significant increase in food intake after AT-002 treatment.

We conducted a dose confirmation study in client-owned cats similar to that of the pilot study for AT-002 in dogs. As expected, we confirmed that cat owners have difficulty assessing appetite in cats.

Based on this experience and the study results in laboratory cats we are looking to extend the treatment duration to measure weight gain and/or weight control. Thus, we have selected a multi-week treatment term and weight gain and/or control claim for further proof of concept work.

CMC. We have selected a final formulation for AT-002 for cats and expect to follow a similar process to that described above for AT-002 for dogs.

Development plan. We plan to conduct a proof of concept study in 2014 to measure weight gain and/or weight control in client-owned cats in order to develop a study design, establish a dose regimen, and test various endpoints to be used in a pivotal field effectiveness study. To fulfill the safety requirements, our development plan includes a standard safety study in cats according to CVM guidelines. Concurrently, we continue to develop our CMC data package. We plan to have a pre-submission meeting with the CVM to discuss a detailed development plan at the appropriate time.

Overview

AT-003 is a bupivacaine liposome injectable suspension that we in-licensed from Pacira. The product was approved for use in humans as a local, post-operative analgesic by the FDA in October 2011 and is marketed by Pacira under the name EXPAREL for use in controlling post-operative surgical wound pain following various types of surgical procedures. We intend to develop AT-003 as a therapeutic to manage post-operative pain in cats and dogs following surgery. We expect to use the same product in both species.

Medical need and market opportunity

Veterinarians perform approximately 19 million dog surgeries and 14 million cat surgeries each year. Approximately 50% of dog surgeries and 58% of cat surgeries, respectively, are spays and neuters, while other common surgeries include cancer surgery, declaw, cruciate repairs and fracture repairs. There is no established protocol for the use of pain medications in these surgeries and pain management practices have traditionally been based on the veterinarian’s views on the level of pain associated with a specific surgical procedure and the perceived pain tolerance of the pets. Recently, as pet owners have begun requesting analgesia for their pets’ painful conditions, veterinarians have made advances in treating pain in pets. Furthermore, animal research demonstrates that pain can have a detrimental effect on healing, and pain experts in academia and specialty clinics are advocating more use of local anesthesia for pain control.

Currently available treatments and their limitations

The most widely used drugs approved for treatment of post-operative pain are Coxib NSAIDs and fentanyl in dogs and Coxib NSAIDs and butorphanol in cats. In surgeries associated with the most severe post-operative pain, fentanyl is commonly used. Fentanyl is a controlled narcotic drug, and pets are often kept in the hospital while receiving fentanyl. In our experience, the majority of fentanyl is dispensed as fentanyl patches, although such use in pets has not been approved. In 2012, Nexcyon received FDA approval for a transdermal fentanyl solution, but its use in this format has not been widely established because the product has not been launched in the United States. We believe that there are unmet needs in pets receiving these more painful surgeries, especially if effective and extended pain relief could be achieved with a non-narcotic medicine. The same group of NSAIDs approved to treat the pain and inflammation associated with osteoarthritis in dogs are used for post-operative pain. Some of these drugs can be given in the veterinary hospital as an injection, and then dispensed to the owner for a few days of treatment at home. For cats, only two NSAIDs are approved by the CVM for use in post-operative pain. These are Onsior, which is given orally and is approved for no more than three days of use, and Meloxicam, which is approved for one injectable dose only.

Among the drugs used for post-operative pain, some have been approved by the CVM, while others are used off label. The most commonly used post-operative pain medication in dogs is Rimadyl, which has been approved by the CVM for this use. The most common product for post-operative pain in cats is buprenorphine; however, this drug is not CVM-approved for this use. As previously described in our discussion regarding AT-001 for dogs, NSAIDs have demonstrated significant side effects that result in prescribed monitoring of dog health during their use. For example, some dogs have an idiosyncratic sensitivity that results in hepatic toxicity and, in extreme cases, death. Consequently, we believe veterinarians would appreciate a drug for post-operative use that was effective, but also safer on the liver, gastrointestinal system and kidneys.

Our solution—AT-003

AT-003 is a 1.3% bupivacaine liposome injectable suspension. It consists of microscopic, spherical multivesicular liposomes, which is Pacira’s proprietary DepoFoam drug delivery system. Bupivacaine is released from the DepoFoam particles by mechanisms involving reorganization of the barrier lipid membranes and subsequent diffusion of the drug occurs over an extended period of time. The formulation has been shown to extend the duration of human post-operative analgesia from approximately six to eight hours, to as long as 72 hours in some instances, which can eliminate the need for follow-on post-operative administration of other pain drugs. Additionally, the slower uptake of the bupivacaine into the systemic circulation helps avoid high plasma concentration and presumably lowers the risk of systemic toxicity.

Bupivacaine is a local anesthetic that prevents the generation and conduction of nerve impulses, apparently by increasing the threshold for electrical excitation in the nerve, by slowing the propagation of the nerve impulse, and by reducing the rate of rise in the action potential. Bupivacaine has a history of use in the United States of more than 30 years and its pharmacology, pharmacodynamics and toxicology in laboratory animals and humans are well understood. Bupivacaine is widely used by veterinary surgeons.

Human clinical results from AT-003 human development program

EXPAREL has demonstrated efficacy and safety in two multicenter, randomized, double-blind, placebo-controlled, pivotal Phase III clinical trials in humans undergoing soft tissue surgery and orthopedic surgery. Both trials met their primary efficacy endpoints in demonstrating statistically significant analgesia through 72 hours for the tissue surgery trial and 24 hours for the orthopedic surgery trial. Both trials also met multiple secondary endpoints, including decreased opioid use and delayed time to first opioid use. These two pivotal Phase III clinical trials formed the basis of the evidence for efficacy in the FDA-approved NDA for EXPAREL.

The safety of EXPAREL has been demonstrated in 21 clinical trials in humans consisting of nine Phase I clinical trials, seven Phase II clinical trials and five Phase III clinical trials. EXPAREL was administered to over 1,300 human patients at doses ranging from 10 mg to 750 mg administered by local infiltration into the surgical wound and by subcutaneous, perineural, epidural and intraarticular administration. In all 21 clinical trials, EXPAREL was well-tolerated.

AT-003 in dogs

Safety. Pacira conducted an extensive toxicology program to support human drug development. Both the liposome formulation alone and the bupivacaine formulated product underwent extensive in vitro and in vivo safety testing, which included numerous studies performed in laboratory dogs. As a result we have seven studies that support approval for AT-003 in dogs.

We believe our pivotal dog safety study for AT-003 is the subcutaneous toxicity study with twice-weekly dosing for four weeks in dogs that was conducted as part of the human development program. The study was conducted to evaluate potential local and systemic toxicity of twice-weekly subcutaneous dosing for four weeks. Also, the reversibility, progression or delayed appearance of any observed changes were evaluated in a four-week post-dose observation period.

A total of 60 dogs were allotted to five groups of six male and six female dogs. Three groups were treated twice weekly with EXPAREL at different dose levels, one group with bupivacaine HCl injection, also known as Sensorcaine, and one group with normal saline. After the four-week dosing period, three male and three female dogs per group were maintained for a 28-day recovery period.

All animals were observed daily for clinical signs. Clinical examinations and body weight measurements were performed weekly. Electrocardiograms, hematology, serum chemistry and urinalyses were monitored periodically. At the end of terminal and recovery periods, necropsy examinations were performed, organ weights were recorded and selected tissues were microscopically examined.

The only EXPAREL effects were associated with the injection sites in dogs. This effect was considered an expected response to the liposomes in EXPAREL and non-adverse because of the low incidence and severity observed in these dogs.

We have received all study documentation of this study and started the re-evaluation of the data according to target animal safety study guidelines. We plan to submit the re-analyzed study to the CVM for review.

Effectiveness. We have conducted a dose ranging study in a surgical pain model in laboratory dogs. Five groups of 8 dogs each were treated with saline (placebo), bupivacaine HCL at 2 mg/kg, or AT-003 at three different dosages (low, mid and high). Pain assessments were made using three different pain measuring scores and evaluation of ground reaction forces by means of a pressure mat. Based on the results we have chosen a dose for further evaluation.

CMC. We intend to use the same product that was approved by the FDA for the AT-003 development program and expect to receive a CMC technical section complete letter based on the same data that was submitted to the FDA for the NDA of EXPAREL. We have started to assemble a full CMC package which we plan to submit to the CVM and expect they will perform a full review.

Development plan. We held a pre-development plan meeting with the CVM to present and discuss the drug product, the toxicity profile, and the proof of concept study results. We discussed an outline of our proposed development activities including the CMC submission plans. We plan to initiate a dose confirmation study in client-owned dogs in the first half of 2014. After a dose regimen and study design have been established, we will submit to the CVM the pivotal study field effectiveness protocol. We anticipate filing our NADA in 2015 and, assuming we achieve that goal and our submission is acceptable, we could expect NADA approval in 2016. We believe EMA approval would follow a year later.

AT-003 in cats

Safety. To initially evaluate the safety of AT-003 in cats, we performed a pilot toxicokinetic study in laboratory cats. Five groups of 4 to 5 month old cats were administered once subcutaneously with saline, bupivacaine HCL at 1 mg/kg, or AT-003 at three different dosages (low, mid and high). We expect the high dose to cover 5 times the therapeutic dose. We did not observe any negative findings in any dose group, with the exception of limited abrasions of the injection site. We believe these abrasions can be explained by expected inflammatory reactions to the liposomal formulation.

Once a dose regimen has been established we plan to perform a guideline 1x, 3x, 5x target animal safety study according to a study protocol that will be submitted to the CVM for concurrence. We expect the study design will be similar to the subcutaneous toxicity study in dogs.

Effectiveness. We have conducted a dose ranging study in soft tissue and orthopedic surgical pain model in laboratory cats. While we could not observe a benefit of AT-003 over conventional bupivacaine HCL in soft tissue surgery, we continue to refine the dose regimen and application technique in the orthopedic surgical pain model.

CMC. We intend to use the same product that was approved by the FDA for the AT-003 development program and expect to receive a CMC technical section complete letter based on the same data that was submitted to the FDA for the NDA of EXPAREL. We have started to assemble a full CMC package which we plan to submit to the CVM and expect they will perform a full review.

Development plan. We held a pre-development plan meeting with the CVM where we discussed an outline of our proposed development activities including the CMC submission plans. We plan to continue dose ranging studies in a surgical pain model in laboratory cats during the first half of 2014. Once we have established a dose regimen in cats we will schedule another pre-development plan meeting with the CVM to present and discuss the programs to cover the approval requirements for safety and effectiveness. We anticipate filing our NADA in 2016 and, assuming we achieve that goal and our submission is acceptable, we could expect NADA approval in 2017 or 2018. We believe EMA approval would follow a year later.

AT-004 and AT-005

Overview

Our proprietary monoclonal antibody platform allows us to engineer pet specific antibodies with more than 85% pet specific sequences. This makes our antibodies highly specific to pet targets and compatible with their immune system.

AT-004 is a caninized monoclonal antibody intended for the treatment of B-cell lymphoma in dogs that we acquired with the acquisition of Vet Therapeutics. AT-004 was approved by the Center for Veterinary Biologics (“CVB”), in November 2012 under a conditional license as an aid for the treatment of B-cell lymphoma in dogs. We continue to pursue full licensure for AT-004, which we expect to receive in 2015.

AT-004 was developed under an exclusive commercial license agreement between Vet Therapeutics and NAH. NAH also obtained the rights to commercialize AT-004 in the United States and Canada. Beginning one year after we receive a full license for AT-004, we will have the right to commercialize the product outside of the United States and Canada. We are currently assisting NAH in transitioning to a commercial manufacturer. Pursuant to the license agreement, NAH will pay us quarterly royalties based on a percentage of its net sales of the product ranging from the mid-teens to mid-twenties, subject to reduction in certain circumstances. Royalty payments will terminate upon the last to occur of five years from the expiration of the last licensed patent or twenty years from the date of the first commercial sale.

AT-005 is a caninized monoclonal antibody intended for the treatment of T-cell lymphoma in dogs that we acquired with the acquisition of Vet Therapeutics. AT-005 was engineered using our monoclonal antibody platform. We received conditional licensure for AT-005 in January 2014 and we expect full product license in 2015. We plan to use our own resources to commercialize AT-005.

Medical need and market opportunity

Cancer is a major cause of morbidity and mortality in dogs, with approximately one in four dogs diagnosed with cancer at some point in their lives. Lymphoma is one of the most common cancers in dogs and is the most common cancer treated with chemotherapy. Certain breeds have a higher lymphoma prevalence, including popular breeds such as golden retrievers, German shepherds, poodles, Scottish terriers and boxers. The incidence rate increases with age. In the United States there are approximately 300,000 dogs diagnosed annually with lymphoma, of which approximately 76%, or 228,000, is B-cell lymphoma, and 24%, or 72,000, is T-cell lymphoma (The Veterinary Cancer Center & NC State University).

The current lymphoma market is difficult to estimate as the majority of the treatments consist of generic human-labeled chemotherapeutic agents. We believe, based on our own market research among veterinary oncologists, that chemotherapy costs range from $2,500 to $10,000 per patient depending on the stage of cancer, response rates and geographic location. We estimate the average treatment costs to be approximately $5,000 per patient. Treatment costs include the expense of the veterinary specialists and their highly skilled staff. A course of chemotherapy typically includes numerous examinations as well as the pharmaceutical and diagnostic costs associated with the treatment. Treatments can extend over a number of weeks during which careful monitoring of the patient is required. Weekly infusions are common and regularly require several hours in the hospital. There are over 300 board-certified veterinary oncologists practicing in 200 veterinary cancer centers and an estimated 800 additional hospitals specializing in cancer treatments. Typically this type of veterinary care is unavailable outside the large urban areas. In total in the United States there are an estimated 5,000 veterinary hospitals of the total 25,000 veterinary hospitals treating some cancer.

Currently available treatments and their limitations

Advances in therapy have extended not only length of life but also the quality of life for dogs with lymphoma. Chemotherapy is the most commonly recommended treatment, and combinations of drugs offer the greatest chance of remission. However, even when treated aggressively, cancer is likely to return. There currently are no antibody-based therapeutics approved for pets for the treatment of cancer.

With multi-agent chemotherapy the median survival time for a dog with lymphoma is approximately one year, with 25-percent of dogs living two years or longer. Phenotype is currently one of the most important prognostic factors. In general, with current therapies B-cell lymphoma has a higher remission rate, longer remission duration, and longer survival times as compared to T-cell lymphoma. The most common adverse effects of cancer chemotherapy in dogs are gastrointestinal, such as loss of appetite, vomiting, diarrhea, or a decreased white blood cell count, which may increase the risk of secondary infections.

Treatment options for either lymphoma include treatment with:

•	prednisolone alone;

•	a single agent chemotherapy, such as doxorubicin;

•	a multi-agent chemotherapy, including various combinations of vincristine, cyclophosphamide, adriamycin, doxorubicin, L-asparaginase and prednisolone;

•	radiation; and

•	surgery.

Some of the more aggressive lymphomas are unresponsive to any available treatment. Current options to treat B-cell and T-cell lymphoma in dogs are limited to mostly chemotherapy. The most common multi-agent chemotherapy commonly known as CHOP is the University of Madison-Wisconsin 19 week combination chemotherapy protocol.

Typically, improvement is only achieved with the chemotherapeutic treatments during the treatment period and, with every cycle, their effectiveness decreases over time, while their toxicity increases. Although many dogs achieve initial remission with standard chemotherapy, most will eventually relapse. Cancer cells become increasingly resistant to chemotherapeutic agents during the course of treatment. Therefore, an approach specifically dedicated to dogs, with minimal side effects, represents a significant unmet medical need.

Our solution—AT-004

AT-004 is a caninized monoclonal antibody, engineered using our monoclonal antibody platform, intended for the treatment of B-cell lymphoma in dogs. AT-004 provides a targeted immunotherapy that specifically recognizes with high affinity the target, canine CD20, at the surface of cells involved in the proliferation of lymphoma in dogs. AT-004, upon binding to the target, depletes B-lymphoma cells.

AT-004 was approved by the CVB, in November 2012 under a conditional license for manufacture and distribution of the product as an aid for the treatment of B-cell lymphoma in dogs. The conditional license was issued following acceptance of data supporting that AT-004 has demonstrated a reasonable expectation of efficacy, is safe under normal conditions of use in the field and has acceptable purity. This is the first biologic product approved for use as a therapeutic for canine B-cell lymphoma.

AT-004 in dogs

Safety. AT-004 was administered intravenously to several client-owned dogs of various breeds, ages and gender, presenting with B-cell lymphoma. The dosing regimen consisted of 2 doses of 5.0 mg/kg each on the first week followed by 1 dose of 5.0 ± 1.0 mg/kg per week for 7 weeks. The results from our safety study demonstrated no treatment related side effects. In rare instances, administration of AT-004 caused lethargy and inflammatory or hypersensitivity for which treatment involving antihistamines or anti-inflammatories was deemed appropriate. Based on these studies, we believe we have demonstrated that AT-004 is generally safe and well tolerated both locally and systemically in dogs with B-cell lymphoma with what appears to be no known contraindications for its use.

Effectiveness. Pharmacokinetics studies performed in dogs presenting with B-cell lymphoma with the recommended dose of AT-004 showed that its elimination half-life ranges between 3 and 4 days after a single dose. In addition, high plasma levels of AT-004 were achieved in all animals after the first and second dose and persisted at significant levels during the treatment intervals with elimination half-life of longer than one week after multiple doses. Studies with AT-004 in client-owned dogs of various breeds, ages and gender presenting with B-cell lymphoma were performed and compared to historical non-treated groups. Treatment with 2 doses of 5.0 mg/kg each on the first week followed by 1 dose of 5.0 ± 1.0 mg/kg per week for 7 weeks resulted in significant increased survival compared to the non-treated historical group.

Additional studies initiated by veterinarian oncologists demonstrated the effectiveness in client-owned patients of AT-004 when used after abbreviated chemotherapy protocols compared to control groups treated with chemotherapy alone. Effectiveness parameters included owner assessment of clinical response, overall survival, and quality of life. Treatment with AT-004 post-abbreviated chemotherapy increased the probability of achieving sustained improvement and increased overall survival when compared to control groups.

CMC. We currently manufacture AT-004 at our USDA-licensed manufacturing facility in San Diego, California, which includes the steps of production, fill and finish, and testing for product release. We currently provide NAH limited quantities of AT-004 to support its early commercial launch of the product. Concurrently, NAH is in the process of establishing larger manufacturing capacity to satisfy long-term demands of AT-004.

Development plan. Our plan is to obtain full licensure in the United States. We have submitted to CVB the data of our ongoing pivotal field study that further supports the safety and efficacy of the product. We have submitted to CVB all data related to the manufacturing process. Assuming that our submission is acceptable, we expect to obtain full licensure in the next 9 to 12 months.

Our solution—AT-005

AT-005 is a caninized monoclonal antibody, engineered using our monoclonal antibody platform, intended for the treatment of T-cell lymphoma in dogs. AT-005 provides a targeted immunotherapy that specifically recognizes with high affinity the target, canine CD52, at the surface of cells involved in the proliferation of lymphoma in dogs. AT-005, upon binding to the target, depletes T-lymphoma cells.

We submitted AT-005 data to the CVB supporting that the product has demonstrated a reasonable expectation of efficacy, is safe under normal conditions of use in the field and has acceptable purity. We received a conditional license from the USDA for AT-005 as an aid for the treatment of T-cell lymphoma in dogs in January 2014 and we expect to commence limited marketing of the product later this year as we complete the additional clinical studies required to obtain a full license.

AT-005 in dogs

Safety. AT-005 was administered intravenously to several client-owned dogs of various breeds, ages and gender, presenting with T-cell lymphoma. The dosing regimen consisted of 2.5 mg/kg administered with two doses on week 1 to 4 at 2 to 3 day intervals followed by 4 doses every other week. The results from our safety study demonstrated no treatment related side effects. Based on these studies, we believe we have demonstrated that AT-005 is generally safe and well tolerated both locally and systemically in dogs with T-cell lymphoma with what appears to be no known contraindications for the use of this product in dogs with T-cell lymphoma to date.

Effectiveness. Pharmacokinetics studies performed in dogs presenting with T-cell lymphoma with the recommended dose of AT-005 showed that AT-005 levels in plasma were reflective of dosing and were detectable after the first administration, and peaked after the second dose. Levels remained detectable throughout the study. The volume of distribution approximated the plasma volume, indicating that AT-005 mostly remained in plasma. The half-life ranged between 3 and 7 days after the first injection. Studies with AT-005 in client-owned dogs of various breeds, ages and gender, presenting with T-cell lymphoma were performed and compared to historical non-treated groups. The AT-005 treated group experienced a significant increase survival compared to the non-treated historical group.

CMC. We currently manufacture AT-005 at our USDA-licensed manufacturing facility in San Diego, California which includes the steps of production, fill and finish, and testing for product release. We plan on supporting early commercial launch of the product. Concurrently, we are in the process of establishing larger manufacturing capacity at the facility and exploring additional capacity to satisfy long-term demands of AT-005.

Development plan. We plan to continue to collect data that further supports the safety and efficacy of the product towards obtaining full licensure of the product. We expect to receive full licensure in 2015. If approved, we expect AT-005 will be the first biologic product used as a therapeutic for canine T-cell lymphoma.

Commercial Development. We are initiating studies under field conditions in the second quarter of 2014 to generate additional data that will help to position our lymphoma product in cancer treatment protocols. We expect to report on the results from these studies in the next 18 to 24 months.

AT-006 is a feline specific antiviral that we acquired with the acquisition of Okapi Sciences. AT-006 was originally discovered by KU Leuven Research & Development and achieved proof of concept for treatment of ocular lesions caused by feline herpes virus -1, or FHV-1. AT-006 is designed to be administered by instilling eye drops onto affected eyes. The product is a sterile solution that we expect to provide in an eyedropper vial with enough volume for a full treatment course for one animal.

This product is being developed under an exclusive license agreement for the development and commercialization of the product entered into with NAH. NAH retains the worldwide rights to commercialization and will fund development. We are responsible for product development, as well as for manufacturing of the product. Manufacturing will be transferred to a commercial manufacturer selected by NAH no later than one year after marketing authorization is obtained. Pursuant to the license agreement, we are entitled to milestone payments upon commercial launch of the product in the European Union (“EU”) and in the United States. Additionally, NAH will pay us milestones based on threshold annual unit sales, as well as quarterly royalties based on a percentage of its net sales of the product ranging from the high single digits to mid-teens subject to reduction in certain circumstances. Royalty payments will terminate upon the earlier of the expiration of the last licensed patent or ten years from the date of the first commercial sale.

FHV-1 is the second most common viral disease in cats. It is estimated that up to 97% of all cats have been exposed to the virus during their lifetimes. According to industry sources, 4% of cats are diagnosed with FHV-1. FHV-1 is one of the most common causes of upper respiratory disease in cats and is also considered a major cause of feline morbidity. Following exposure to the virus, virtually all cats become persistently infected. Acute ocular disease manifests as conjunctivitis, corneal ulceration and keratitis, and can be severe and painful. Repeated bouts of ocular disease can lead to progressive corneal pathology that can be ultimately blinding in affected cats. There currently is no existing, measurable market size for products used to treat FHV-1. Since mostly off-label human drugs and antibacterials are used to treat symptoms and secondary infections, rather than the underlying disease, we believe that a significant market opportunity exists for a feline specific anti-viral. According to a survey of 320 veterinarians in Germany, France and the UK approximately 4% of cats that visit veterinarian clinics per year are suffering from symptoms where FHV-1 might likely be an underlying cause.

Although vaccines do exist, the majority of cats go un-vaccinated for FHV-1. In the majority of cats, only symptoms are treated with drugs such as trifluridine, cidofovir, idoxuridine, ganiclovir and aciclovir. Current systemic treatments for the underlying disease include mostly human interferon with feline interferon being approved only in Europe. Once a cat is diagnosed as infected, veterinarians may prescribe oral and/or topical antibiotics, anti-inflammatory drugs or reformulated human anti-viral medications to help ease symptoms. At present no registered antiviral treatment is available in Europe. In addition, vitamins are often used, but their value is unproven.

Our plan is to complete our ongoing pivotal effectiveness study on AT-006 in cats, at which point we will evaluate, together with the EMA, whether additional effectiveness data will be required to support our approval. Concurrently, we plan to continue to develop and refine our CMC data package. We plan to file for EU review in 2014.

AT-007 is a feline-specific antiviral that we acquired with the acquisition of Okapi Sciences. AT-007 was originally discovered by KU Leuven Research & Development and achieved proof of concept for treatment of feline immunodeficiency virus. The molecule was developed in humans for treatment of HIV and comes from the same compound family as tenofovir. We are developing AT-007 for the treatment of cats, from 6 months of age, infected with FIV with a resulting improvement of the cat’s well-being and quality of life. The product is a sterile solution given by injections over a course of several weeks.

Feline immunodeficiency virus (“FIV”), affects cats worldwide. In the United States, approximately 2.5% of domesticated cats were found to be FIV-seropositive in a 2004 18,000 cat epidemiological study. Most frequently, clinical signs such as chronic infections of the mouth and gums, chronic eye infections, chronic rhinitis and weight loss will appear. The final outcome of FIV is variable, but in a proportion of infected cats a functional immunodeficiency, clinical signs of AIDS and death will occur. Prevalence in Europe is highly variable ranging from 2.1% to 12.5%.

Although human antiviral drugs are occasionally used, there is no dedicated antiviral treatment for FIV in cats. Moreover, many of the available human drugs, such as azidothymidine, are toxic to cats or ineffective. In addition, interferons have also been used with some success. These include feline interferon omega (approved in Europe only) and human interferon alpha. Currently, treatment focuses mainly on extending the dormant period of the virus or, if symptoms have set in, on easing the secondary effects of the virus. Veterinarians may prescribe antibacterial drugs for secondary infections, anti-inflammatory drugs and/or off-label human immune-enhancing drugs.

Our plan is to complete the analysis of our pilot trial, at which point we will be able to evaluate, together with the EMA and FDA, what pivotal trial will be required to support our approval and the design of the target animal safety study. Concurrently, we continue to develop and refine our CMC data package. We believe we can obtain full EMA approval in 2017 and FDA conditional approval in 2017 with a minor use minor species, or MUMS, designation.

We are currently evaluating whether we need additional information to commence the U.S. regulatory process, and we filed an INAD in early 2014. We believe we could obtain FDA approval in 12 to 18 months following EMA approval.

Other Products in Development

We have several other products in our development pipeline at various stages of development. These include:

•	AT-008: We are developing AT-008 as a small molecule for the treatment of canine lymphoma and have commercial rights for Europe and the rest of the world, excluding North America. Another

U.S.-based animal health company has obtained the North American rights to market this product. The product has been granted MUMS status in the European Union.

•	AT-009: We are developing AT-009 as a caninized monoclonal antibody intended as an aid in the treatment of canine mast cell tumors. AT-009 was engineered using our monoclonal antibody platform and is in the research phase. The target is CD52, a dominant marker in mast cell. Because of the specificity of AT-009, we believe it can address not only cell proliferation but also the underlying inflammatory process of the disease. We plan to conduct proof of concept studies of AT-009 in dogs using the established anti-CD52 monoclonal antibody in the next 12 to 18 months.

•	AT-010: We are developing AT-010 as a caninized monoclonal antibody intended as an aid for the treatment of atopic dermatitis in dogs by targeting mast cells and lymphocytes. AT-010 was engineered using our monoclonal antibody platform and is in the research phase. Atopic dermatitis is one of the most common allergic skin diseases of dogs. We believe that an antibody could offer advantages over current therapies with weekly to monthly, rather than daily, doses. We plan to conduct proof of concept studies of AT-010 in dogs using the established anti-CD52 monoclonal antibody in the next 18 to 24 months.

•	AT-011: We are currently evaluating a group of compounds that are analogs of a potent human anti-viral to treat parvovirus in dogs. Canine parvovirus type 2 is a highly contagious virus that can cause severe disease, particularly in puppies. We have studied the group of compounds for their safety and pharmacokinetics in rodents. We intend to select the compound to develop as AT-011 based on initial pharmacokinetic, safety and efficacy studies in cats.

•	AT-012: We are evaluating a set of molecules from KU Leuven Research & Development and a third party for treatment of feline calicivirus (“FCV”). FCV is one of the two main viral causes of respiratory infection in cats, the other being FHV-1. We are evaluating lead compounds for initial safety and pharmacokinetics data and plan to select a development candidate in the next 12 to 18 months. We expect to begin a pilot trial in 2015.

Product Selection and Development

We believe the pet therapeutics market is significantly underserved, and we have identified for further pursuit more than 20 therapeutic areas that overlap with areas of human biopharmaceutical development. We are actively engaged in the pursuit of compounds and molecules in various stages of human and animal development through a systematic and opportunistic approach. We review and evaluate potential compounds for development using our in-house team of pet health experts and outside consultants. In selecting potential compounds for development, our team relies on database searches, medical literature, patent review and their extensive knowledge of companies involved in human biopharmaceutical research. In some instances, we may enter into an agreement that gives us the exclusive opportunity to further investigate the compound prior to its in-licensing. We review all products with a goal of developing them for cats, dogs or both and achieving regulatory approval in the United States and Europe.

Our focus is on product development. We seek to identify validated compounds that have demonstrated safety and effectiveness in at least two species, such as mice, rats, dogs or humans, and are in or have completed Phase I or Phase II clinical trials in humans. We identify these compounds by focusing on human biopharmaceutical products in development where we can leverage the existing investment in those products. As a prerequisite for human trials, the FDA requires pre-clinical safety studies in two mammalian species. These safety studies are often conducted in dogs, which in many cases allows us to rely on those studies for demonstrating safety for our intended use. For example, prior to licensing AT-001 and AT-002 from RaQualia, we obtained a significant amount of data from dog safety studies of AT-001 and AT-002. This information allowed us to evaluate the risk of development prior to licensing the compound and to initiate a proof of concept study in dogs prior to investing in key pivotal studies.

We also seek to identify compounds with well-developed API process chemistry, allowing us to further leverage the existing investment in the human biopharmaceutical product. As products proceed through human development, API manufacturing processes become more defined and we can more easily evaluate the route to the scale-up required for commercialization. A significant part of the product review process includes a thorough review of the manufacturing, which is conducted by our experienced manufacturing and development personnel.

We receive in-bound requests to license compounds and molecules from potential collaborators. We believe our experience in pet therapeutics and human drug development makes us an attractive partner or licensee for companies that are looking for capital efficient ways to leverage their existing product portfolios.

When a compound or molecule is identified, we attempt to enter into a license agreement where we obtain exclusive, worldwide rights to its development and commercialization in animal health. In exchange, we typically pay an upfront amount and a combination of milestones and royalties going forward.

Option Program

As part of our product selection and development effort, we enter into option agreements with human biopharmaceutical companies to access certain product candidates. These agreements are for a determined period of time and enable us to perform additional due diligence and further evaluate the product candidate prior to entering into a license. We negotiate the terms of the license at the time of the option agreement and those terms become effective only if we exercise the option. Using this strategy, we have the ability to perform due diligence on multiple molecules in the same therapeutic class. We have entered three such option agreements for molecules in human pharmaceutical development; two of these molecules were in the same therapeutic class, and after performing an analysis of both compounds, we have decided to continue option period diligence on one of these molecules. We expect to make a decision on the remaining two options during the first half of 2014. For each of the two remaining molecules in the option programs, we have dog safety data and early dog efficacy data.

De Novo Product Generation

We recently acquired two development sites, one in San Diego, California and the other in Leuven, Belgium, where we are engaged in the identification of new product candidates. At our facility in San Diego, we are developing patent protected, species-specific, monoclonal antibodies against biological targets of known activity using our proprietary monoclonal antibody platform. At our Leuven facility, we are engaged in the development of antiviral and other small molecules for use as pet therapeutics. We have an agreement with KU Leuven Research & Development, pursuant to which it screens various human compound libraries. From there, we select a small number of promising lead candidates to optimize and test for safety and pharmacokinetics for application in pet therapeutics. We believe these development capabilities may provide a source for additional product candidates.

Diagnostic Products

In the course of evaluating various products and product technologies, we have identified two diagnostic technologies that we believe can be developed for application in pet therapeutics—a Koi herpesvirus diagnostic (“KHV”) diagnostic, and a lymphoma diagnostic.

•	The KHV diagnostic is used to diagnose cyprinid herpesvirus-3, or KHV, which is a highly contagious disease affecting carp, including the ornamental koi carp. This disease may result in mortality rates up to 70-100% and is spread worldwide. In June 2012, we entered into a distribution agreement with MegaCor Diagnostik GmbH to distribute the KHV diagnostic in 13 European countries. We believe that the KHV diagnostic is the first diagnostic launched for KHV.

•	We are developing a lymphoma diagnostic, based on our AT-004 product candidate, which can be used to identify whether a lymphoma is B-cell type or T-cell type, the determination of which can be important in determining the appropriate treatment regime. We intend to enter discussions with potential collaborators for our lymphoma diagnostic in 2014.

Production Animal Products

While production animals themselves are not a core part of our strategy, we have determined that certain of our technologies have applicability in food animals. We are currently in the pre-clinical stage with two products to treat two diseases occurring in livestock animals: classical swine fever virus (“CSFV”), and foot and mouth disease virus (“FMDV”). Historically, outbreaks of each of these diseases have resulted in significant negative economic consequences as both infected and healthy animals in an affected area must be destroyed. We are attempting to develop antiviral medications to treat these diseases. Our product candidates in these areas have been largely developed using grant funds. We intend to continue to seek non-dilutive sources of financing to develop these products to a point where we can divest them to a third party.

Sales and Marketing

If approved by the regulatory agencies, we intend to commercialize our products globally through a direct sales organization or strategic partnerships in a manner designed to optimize our commercial efforts. Additionally, we intend to seek opportunities to partner with companies where we can provide commercialization for their approved, or close to approved, pet therapeutic products.

To prepare for the commercial introduction of our other pipeline products, we have begun pre-launch marketing activities. Our marketing team is working closely with our development team on the key differentiating features and benefits of our compounds. We are focusing on labeling, pet-friendly formulations and user-friendly packaging to meet the needs of veterinarians and pet owners. We are establishing trademarks for the products and will conduct primary market research with key opinion leaders, veterinarians and pet owners to establish the optimal product positioning and pricing. As clinical data becomes available, we intend to prepare peer-reviewed journal articles and presentations that can be delivered at veterinary conferences and that can be used as key elements of our promotional materials at commercial introduction.

As part of our commercial strategy, we intend to employ a direct sales organization to market our products in the United States. Our direct sales organization will sell products directly to veterinarians, who in turn typically sell pet therapeutics products to pet owners at a mark-up. According to industry sources, approximately one-third of companion animal practice revenue comes from prescription drug sales, vaccinations and non-prescription medicines. In light of the veterinarian’s goal of improving the health of pets and the ability to generate revenue from the sale of therapeutic products, we believe veterinarians are motivated to prescribe innovative therapeutics that are safe, effective and supported by reliable clinical data and regulatory approval.

Our AT-004 monoclonal antibody product for B-cell lymphoma and AT-005 monoclonal antibody product for T-cell lymphoma in dogs have received conditional license from the USDA. AT-004 is currently being sold by NAH. Our first marketed product in the United States is AT-005, a monoclonal antibody targeting T-cell lymphoma in dogs, received a conditional approval from the USDA in January 2014. During the conditional approval phase, we plan to field a specialty commercial team consisting of medical science liaisons, sales and marketing personnel, a pharmacovigilance manager and a medical director. During the conditional approval stage, there are some restrictions on branding and we expect sales of AT-005 to be modest. We plan to work collaboratively, however, with the veterinary oncologists to determine ideal diagnostic and treatment protocols. As noted above, we are initiating studies under field conditions to generate additional data that will help to position our lymphoma product in cancer treatment protocols. The conditional introduction with a specialty commercial team should allow us to begin to build the necessary infrastructure and systems to support a larger sales organization. We expect to add additional personnel in 2015.

In addition to a direct sales organization in the United States, we believe that we can use distributors to expand our commercial reach in an efficient manner. Animal health companies commonly use wholesale veterinary distributors to inventory, sell, invoice and ship products to independent veterinarians. We estimate that the top three national distributors are responsible for approximately 70% of U.S. pet sales from veterinarians. Each of these distributor organizations has a sales team of approximately 275 field sales representatives, 175 telesales representatives and a dozen distribution centers geographically placed throughout the United States so that they can rapidly deliver product to the practices. We intend to strategically balance our direct sales organization with national and regional distributors in a manner that optimizes our commercial efforts and allows us to provide coverage to a more expansive group of veterinary practices while growing our direct sales organization incrementally.

Manufacturing

We have no internal manufacturing capabilities for the pharmaceutical drug products regulated by the CVM. To ensure dependable and high quality supply of API for our clinical studies, we have chosen to rely on cGMP compliant contract manufacturers rather than devote capital and manpower toward developing or acquiring internal manufacturing facilities. We believe we have sufficient supply of formulated drugs to conduct each of our currently contemplated studies. We will need to identify contract manufacturers to provide commercial supplies of the formulated drugs for any of our pharmaceutical product candidates, other than AT-003, that obtain marketing approval. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with regulatory requirements of both CVM and EMA. For AT-003, we have entered into a commercial supply agreement with Pacira.

We manufacture our monoclonal antibody products at our USDA-licensed facility in San Diego, California. We perform all steps for production including cell line development, assay development, production in batch mode, fill and finish, release of products, and packaging. During 2014, we will manufacture AT-004 and AT-005. We are expanding our facility which we expect will provide modest but sufficient production capacity to meet initial commercial supply requirements of the products. We are working on a biological product manufacturing strategy to secure future commercial quantities.

Exclusive Supply Agreement with Pacira

In December 2012, we entered into an exclusive license agreement and related exclusive supply agreement with Pacira. Under the supply agreement, Pacira is our exclusive supplier of AT-003 and will supply us with finished drug product in vials. We are responsible for the labeling, packaging and shipping of the product. We must submit rolling forecasts to Pacira, with a portion of each forecast constituting a binding commitment. The term of the supply agreement extends for as long as the license agreement with Pacira continues in force. The license agreement has a term of fifteen years, until December 5, 2027, after which we have the option to renew the term for an additional five years. Pacira may terminate the supply agreement if we fail to make an undisputed payment, if we breach a material provision of the agreement, or if Pacira ceases manufacture of the product. Pacira also has the unilateral right to change its manufacturing process for the product. In this case, if we cannot reach agreement on the terms of continued supply of AT-003 meeting current specifications and Pacira decides that it is no longer commercially reasonable to supply us with product meeting such specifications, then Pacira may terminate the supply agreement.

API Development Agreement with RaQualia

In July 2012, we entered into an API development agreement with RaQualia pursuant to which we agreed to develop a manufacturing process for AT-001 that is cGMP compliant. We intend to fulfill this obligation through a contract manufacturer, Cambridge Major Laboratories, Inc. (“CML”), whom we engaged in August 2011 to develop the manufacturing process for AT-001. CML is developing the API process according to ICH standards that can be used to supply both human and veterinary development and commercialization. Once we have completed development of such manufacturing process, we must supply to RaQualia a defined amount of AT-001 and non-exclusively license to RaQualia certain technical information relating to the manufacture of AT-001 for research, development and regulatory purposes and for the manufacture and commercialization of pharmaceuticals incorporating AT-001 for human use only, subject to certain restrictions. We must also negotiate in good faith a supply agreement to govern any further supply of AT-001 to RaQualia. RaQualia paid us $0.8 million upon the execution of the agreement and is required to pay us an additional $0.8 million upon delivery of a certain quantity of AT-001 that is compliant with law, meets mutually-agreed specifications, and is suitable for use in human clinical trials. Assuming we satisfy our obligations under the agreement, we expect to receive payments of $1.6 million. This agreement will remain in effect until we have received approval from the FDA of the CMC technical section of our NADA for AT-001. Either we or RaQualia can terminate the agreement if the other party breaches a material provision of the agreement or becomes insolvent, if our exclusive license agreement with RaQualia for AT-001 terminates or expires, or if any FDA action prevents us from developing and supplying AT-001 as specified under the agreement and we and RaQualia cannot agree on a response to such FDA action.

Competition

The development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and likely will continue to be, extensive research and substantial financial resources invested in the discovery and development of new animal health medicines. Our potential competitors include large animal health companies, such as Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; NAH, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies, such as Kindred Bio, NextVet and VetDC that are developing products for use in the pet therapeutics market.

If approved, we expect AT-001 (grapiprant) will face competition from Rimadyl, marketed by Zoetis, and generic Carprofen, Deramaxx, marketed by NAH, Previcox, marketed by Merial, and Metacam, marketed by Boehringer Ingelheim, and generic Meloxicam. Kindred is developing diacerin for osteoarthritis pain. At the product level, we are currently not aware of any direct competitor for AT-002 (capromorelin). However, we are aware that some veterinarians utilize mirtazapine, a human generic antidepressant with known side effects and limited effectiveness, to treat inappetence. We expect AT-003 will compete primarily with the Coxibs and injectable anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. Recuvyra fentanyl transdermal solution received approval in the United States and Europe for control of postoperative pain from surgical procedures in dogs, but dogs must remain isolated from children for 72 hours. We are also unaware of any approved products for the treatment of lymphoma in dogs. We expect that AT-004 and AT-005 will face competition from human generic chemotherapies, though we are unaware of any companies that are actively promoting this use. Abbott licensed Paccal-Vet (paclitaxel) from Oasmia and they recently received a conditional approval from FDA. We are aware of a limited number of biotechnology companies that are developing drugs for the treatment of lymphoma in pets, including some that have received MUMS designation. We know of no direct competitor for AT-006 or AT-007, but we may face competition from generic human antivirals with known side effects and limited effectiveness.

We are an early-stage company with a limited history of operations and many of our competitors have substantially more resources than we do, including both financial and technical resources. In addition, many of our competitors have more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health medicines. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop our compounds, complete target animal studies and approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

Intellectual Property and License Agreements

We seek to protect our products and technologies through a combination of patents, regulatory exclusivity, and proprietary know-how. Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current compounds and any future compounds for development, proprietary information and proprietary technology through a combination of contractual arrangements and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents.

We depend upon the skills, knowledge and experience of our scientific and technical personnel, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which is not patentable, and inventions for which patents may be difficult to obtain or enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Exclusive License Agreements with RaQualia

In December 2010, we entered into two agreements with RaQualia pursuant to which we exclusively licensed intellectual property rights relating to AT-001 and AT-002 in the animal health field. Pursuant to these agreements we obtained the rights to 17 granted U.S. patents, as well as foreign counterparts in Canada, Europe (Great Britain, Ireland, Spain, France, Germany and Italy), India, Japan, South Korea, Mexico and Russia and other patent applications and patents claiming priority therefrom. The patents relating to AT-001 include composition of matter claims as well as claims to methods of treating various conditions including pain, inflammation, osteoarthritis and rheumatoid arthritis. The patents relating to AT-001 further include methods of preparing the compounds of interest and salts, polymorphs and intermediates thereof, as well as certain combination therapies. The patents relating to AT-002 include composition of matter claims as well as claims to methods of promoting release of endogenous growth hormone and methods of treating inappetence. Under these agreements, we were granted exclusive, worldwide licenses to develop, manufacture and commercialize AT-001 and AT-002 in the field of animal health, except that we cannot develop, manufacture or commercialize injectable AT-001 products in Japan, South Korea, China or Taiwan. We have the right to grant sublicenses to third parties under these agreements. We are responsible for using commercially reasonable efforts to develop and commercialize AT-001 and AT-002. The key patent that we believe covers the crystalline form of the AT-001 compound expires on February 21, 2027, and the key patent that we believe covers certain methods of producing the AT-002 compound expires on February 1, 2020. Each of these patents may be eligible for an award of up to 5 years of patent term extension upon FDA approval of a commercial use of the corresponding product. The remainder of the patents licensed under these agreements are expected to terminate between 2016 and 2031.

We paid RaQualia upfront license fees under each of the AT-001 and AT-002 agreements of $3.0 million and $4.4 million, respectively. We are also responsible for contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products, subject to certain potential offsets and deductions, under each of the AT-001 and AT-002 agreements. The potential milestone payments associated with AT-001 total $10.0 million, and the royalty percentage is in the mid-single digits. The potential milestone payments associated with AT-002 total $8.5 million, and the royalty percentage is in the mid-single digits. We must also pay to RaQualia a portion of royalties we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country-by-country and licensed product-by-licensed product basis, and end upon the expiration or abandonment of all patents with valid claims covering a licensed product in a given country.

Each of the AT-001 and AT-002 agreements continues until terminated. RaQualia may terminate the AT-001 agreement or the AT-002 agreement if we fail to pay any undisputed fee under the relevant agreement and do not cure such failure within 60 days after RaQualia notifies us of such failure. We may terminate the AT-001 agreement or the AT-002 agreement, or any license granted under either agreement, on a patent-by-patent and country-by-country basis at will, upon 30 days’ prior written notice to RaQualia. Once all of the patents licensed under the AT-001 agreement or the AT-002 agreement have expired or been abandoned, the licenses granted under the relevant agreement become fully-paid and irrevocable.

Exclusive License Agreement with Pacira

In December 2012, we entered into an exclusive license agreement and related exclusive supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. Under the license agreement, we were granted an exclusive, worldwide license to develop and commercialize, but not to manufacture, AT-003 in the veterinary field. We were not granted the right to enforce patents licensed with respect to AT-003 against any third-party infringement, although we have certain limited rights to request that Pacira enforce such patents against infringement. Pursuant to this agreement we obtained the rights to 7 granted U.S. patents and 3 pending U.S. patent applications, as well as foreign counterparts in Australia, Canada, Europe (Austria, Germany, Denmark, Spain, France and Portugal), Hong Kong, Norway, New Zealand, Israel, Japan and Mexico and other patent applications and patents claiming priority therefrom. The patents relating to AT-003 include composition of matter claims directed to liposomes, methods of preparing such liposomes, reagents for use in such methods and methods of treating post-operative or post-trauma pain. Patents relating to AT-003 further claim compositions and methods of preparation of sustained and/or controlled release liposomes. The patents relating to AT-003 are expected to expire between 2015 and 2031.

We have the right to grant sublicenses to third parties outside the United States upon Pacira’s approval. Any sublicenses we wish to grant to third parties within the United States must be discussed with Pacira and approved by Pacira in its sole discretion and good faith reasonable business judgment. We are responsible for using commercially reasonable efforts to develop and commercialize AT-003, and for launching AT-003 within a specified time period following regulatory approval in certain countries.

We paid Pacira an upfront fee and are responsible for contingent milestone payments upon the achievement of certain development and commercial milestones and for royalties on net sales of AT-003 by us and our affiliates. The total upfront license fees and potential milestone payments associated with AT-003 are $43.5 million, with a tiered royalty percentage in the low- to mid-20s. We must pay Pacira a royalty on net sales of AT-003 by us and our affiliates, subject to certain reductions. We must also pay to Pacira a percentage of all payments we receive from any sublicensee, subject to certain offsets, and under certain circumstances, share a portion of Pacira’s royalty payment obligations to its third-party licensors. We are responsible for meeting minimum annual revenue requirements for AT-003 beginning the fifth year after the first commercial sale of AT-003. If we fail to meet these requirements, either we or Pacira may terminate the license agreement.

The term of the license agreement extends for 15 years, until December 5, 2027, after which we have the option to renew the term for an additional five years. Pacira may terminate the agreement in its entirety if we fail to pay any amount due within a specified time period, or on a country-by-country basis if we fail to achieve regulatory approval of AT-003 in the United States or the European Union or fail to dose our first subject in any other countries by a certain date. Pacira may also terminate the agreement on a country-by-country basis if we fail to achieve first commercial sale within a specified time period following receipt of regulatory approval in such country. We may terminate the agreement on a country-by-country basis either upon the entry of a generic competitor, or at will outside the United States or the European Union. Either we or Pacira may terminate the agreement if the other party materially breaches or files for bankruptcy and fails to cure such breach within a specified time period, or if we do not pay the minimum annual revenue requirements referenced above. The agreement automatically terminates if Pacira terminates the related supply agreement and if certain circumstances involving a U.S. sublicensee occur and we do not meet certain financial obligations to Pacira.

Vet Therapeutics

As part of our Vet Therapeutics acquisition, we acquired a patent family related to the speciesization of antibodies that cover all Vet Therapeutics products with an issued patent expiring in 2029. We also acquired a patent family related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products and has an issued U.S. patent expiring in 2032. Finally, we acquired pending patent applications that cover specific canine monoclonal antibodies directed to various targets, including an allowed U.S. patent application directed to the canine CD 52 development antibody, which, upon issuance of a patent, will expire in 2029.

Okapi Sciences

As part of our January 2014 acquisition of Okapi Sciences, we acquired two patent applications that cover formulations of AT-006 and commercially-viable methods of making the active ingredient of AT-006. These applications, if granted into patents, would expire in 2032 and 2031, respectively. We also have a license to an issued U.S. patent that covers the active ingredient of AT-007. This patent expires in 2020, although we do not have rights to enforce this patent. We also have patent applications in the United States, Europe and other countries that cover therapeutic uses of AT-007. If any of these applications issue into a patent the expiration date would be 2031. We have in-licensed a patent portfolio for AT-008 that covers the composition and use of AT-008 through 2024 and 2027, respectively. Finally, a patent application claiming the use of a first family of AT-011 lead molecules has been filed.

Regulatory

The development, approval and sale of animal health products are governed by the laws and regulations of each country in which we intend to sell our products. To comply with these regulatory requirements, we have established processes and resources to provide oversight of the development and launch of our products and their maintenance in the market.

United States

Three federal regulatory agencies regulate the health aspects of animal health products in the United States: the FDA; the USDA; and the Environmental Protection Agency (“EPA”).

The CVM at the FDA regulates animal pharmaceuticals under the Food, Drug and Cosmetics Act. The CVB at the USDA regulates veterinary vaccines and some biologics pursuant to the Virus, Serum, Toxin Act. The EPA regulates veterinary pesticides under the Federal Insecticide, Fungicide and Rodenticide Act. Many topical products used for treatment of flea and tick infestations are regulated by the EPA.

Our current product candidates are animal pharmaceuticals regulated by the CVM and monoclonal antibodies regulated by the USDA. Manufacturers of animal health pharmaceuticals, including us, must show their products to be safe, effective and produced by a consistent method of manufacture. The CVM’s basis for approving a drug application is documented in a Freedom of Information Summary. We will be required to conduct post-approval monitoring of FDA- and EMA-approved pharmaceutical products and to submit reports of product quality defects, adverse events or unexpected results to the CVM’s Surveillance and Compliance group.

European Union

The EMA regulates the scientific evaluation of applications for marketing authorizations via the centralized procedure for medicines developed by pharmaceutical companies for use in the EU. Its veterinary review section is distinct from the review section for human drugs. The Committee for Medicinal Products for Veterinary Use (“CVMP”), is responsible for scientific review of the submissions for animal pharmaceuticals and vaccines. However, the European Commission is responsible for the grant of EU marketing authorizations. Once a centralized marketing authorization is granted by the European Commission, it is valid throughout the European

Economic Area (“EEA”) (meaning the 28 member states of the EU plus, by extension pursuant to the EEA Agreement, Norway, Iceland and Liechtenstein). The centralized procedure is mandatory for approval of certain veterinary medicines, including those derived from biotechnology processes and veterinary medicines for use as growth or yield enhancers. Other veterinary medicines may be approved centrally if the product contains a new active substance or if the applicant can demonstrate to the CVMP that the product is sufficiently innovative. We believe our current product candidates contain new active substances or are sufficiently innovative and thus will be subject to central approval.

For all other products, the competent authorities of the EU Member States are responsible for granting marketing authorizations for products that are sold in their markets. Applicants who intend to market such products in more than one Member State may seek marketing authorizations under the mutual recognition procedure or the decentralized procedure, which are procedures designed to streamline and harmonize approval in multiple EU Member States. If the product has already been authorized in one Member State, the mutual recognition procedure facilitates mutual recognition of the existing authorization, so called reference Member State approval, in another Member State. The decentralized procedure, on the other hand, may be used in cases where the product has not received a marketing authorization in any Member State. Under this procedure, the applicant submits an identical dossier to each relevant Member State, and one, known as the reference Member State, takes the lead in reviewing the application. Under both procedures, other member states are required to accept the reference Member State’s view on the approvability of the product unless they can identify significant public health reasons not to do so.

In general, the requirements for regulatory approval of an animal health product in the EU are similar to those in the United States, requiring demonstrated evidence of purity, safety, efficacy and consistency of manufacturing processes.

Rest of World

Each other country has its own regulatory requirements for approving and marketing veterinary pharmaceuticals. For example, in Brazil, the Ministry of Agriculture, Livestock Products and Supply (“MAPA”), is responsible for the regulation and control of pharmaceuticals, biologicals and feed additives for animal use. MAPA’s regulatory activities are conducted through the Secretary of Agricultural Defense and its Livestock Products Inspection Department. In addition, regulatory activities are conducted at a local level through the Federal Agriculture Superintendence. These activities include the inspection and licensing of both manufacturing and commercial establishments for veterinary products, as well as the submission, review and approval of pharmaceuticals, biological and feed additives.

In Australia, the Australian Pesticides and Veterinary Medicines Authority (“APVMA”), is the Australian government statutory authority for the registration of all agricultural and veterinary products. The APVMA assesses applications from manufacturers of veterinary pharmaceuticals and related products.

Many country specific regulatory laws contain provisions that include requirements for labeling, safety, efficacy and manufacturers’ quality control procedures to assure the consistency of the products, as well as company records and reports. With the exception of the EU, the regulatory agencies of most other countries generally refer to the FDA, USDA, EMA, and other international animal health entities, including the World Organisation for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Other Regulatory Considerations

Regulatory rules relating to human food safety, food additives, or drug residues in food will not apply to the products we currently are developing because our products are not intended for use in food production animals.

Advertising and promotion of animal health products is controlled by regulations in many countries. These rules generally restrict advertising and promotion to those claims and uses that have been reviewed and endorsed by the applicable agency. We will conduct a review of advertising and promotional material for compliance with the local and regional requirements in the markets where we sell pet therapeutics.

Requirements for Approval of Veterinary Pharmaceuticals for Pets

As a condition to regulatory approval for sale of animal products, regulatory agencies worldwide require that a product to be used for pets be demonstrated to:

•	be safe for the intended use in the intended species;

•	have substantial evidence of effectiveness for the intended use;

•	have a defined manufacturing process that ensures that the product can be made with high quality consistency; and

•	be safe for humans handling the product and for the environment.

Safety. To determine that a new veterinary drug is safe for use, regulatory bodies will require us to provide data from a safety study generated in laboratory cats and dogs tested at doses higher than the intended label dose, over a period of time determined by the intended length of dosing of the product. In the case of the CVM, the design and review of the safety study and the study protocol are completed prior to initiation of the study to help assure that the data generated will meet FDA requirements. These studies are conducted under rigorous quality control, including GLP, to assure integrity of the data. They are designed to clearly define a safety margin, identify any potential safety concerns, and establish a safe dose for the product. This dose and effectiveness is evaluated in the pivotal field effectiveness study where the product is studied in the animal patient population in which the product is intended to be used. Field safety data, obtained in a variety of breeds and animals kept under various conditions, are evaluated to assure that the product will be safe in the target population. Safety studies are governed by regulations and regulatory pronouncements that provide the parameters of required safety studies and are utilized by regulatory bodies in the United States, the European Union, Japan and other countries.

Effectiveness. Early pilot studies may be done in laboratory cats or dogs to establish effectiveness and the dose range for each product. Data on how well the drug is absorbed when dosed by different routes and the relationship of the dose to the effectiveness are studied. When an effective dose is established, a study protocol to test the product in real world conditions is developed prior to beginning the study. In the case of the CVM, the pivotal effectiveness field study protocol is submitted for review and concurrence prior to study initiation, to help assure that the data generated will meet requirements.

The pivotal field effectiveness study must be conducted with the formulation of the product that is intended to be commercialized, and is a multi-site, randomized, controlled study, generally with a placebo control. To reduce bias in the study, individuals doing the assessment are not told whether the subject is in the group receiving the treatment being tested or the placebo group. For pharmaceuticals, in both the United States and the European Union, the number of patients enrolled in the pivotal field effectiveness studies is required to be approximately 100 to 150 animal subjects treated with the test product and a comparable number of subjects in the control group that receive the placebo. In many cases, a pivotal field study may be designed with clinical sites in both the European Union and the United States, and this single study may satisfy regulatory requirements in both the European Union and the United States.

Chemistry, Manufacturing and Controls (“CMC”). To assure that the product can be manufactured consistently, regulatory agencies will require us to provide documentation of the process by which the API is made and the controls applicable to that process that assure the API and the formulation of the final commercial product meet certain criteria, including purity and stability. After a product is approved, we will be required to communicate with the regulatory bodies any changes in the procedures or manufacturing site. For FDA and EMA approvals, both pharmaceutical API and commercial formulations are required to be manufactured at facilities that practice cGMP.

Environmental and Human Safety. We will not be required under United States law to provide an environment impact statement for products currently in development if the products are given at the home of the pet’s owner or in a veterinary hospital. If products might result in some type of environmental exposure or release, the environmental impact must be assessed. For approval in the EU, a risk assessment for potential human exposure will be required.

Labeling, All Other Information, and Freedom of Information Summary. We also will be required to submit the intended label for the product, and also any information regarding additional research that has been conducted with the drug, to the CVM and other regulatory bodies for review. We will draft, and submit for regulatory review, the Freedom of Information Summary for use in the United States. This summary outlines the studies and provides substantial information that CVM uses to assess the drug’s safety and effectiveness and then publishes on its website.

Regulatory Process at the FDA

To begin the development process for our products in the United States, we establish an Investigational New Animal Drug, or INAD, file with the CVM. We then hold a pre-development meeting with the CVM to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an NADA. During development, we will submit pivotal protocols to the CVM for review and concurrence prior to conducting the required studies. We will gather and submit data on manufacturing, safety and effectiveness to the CVM for review, and this review will be conducted according to timelines specified in the Animal Drug User Fee Act. Once all data have been submitted and reviewed for each technical section – safety, effectiveness and CMC – the CVM will issue us a technical section complete letter as each section review is completed, and when the three letters have been issued, we will compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these as an administrative NADA for CVM review. Generally, if there are no deficiencies in the submission, the NADA will be issued within four to six months after submission of the administrative NADA. After approval, we will be required to collect reports of adverse events and submit them on a regular basis to the CVM.

The CVM has an alternative approval process for drugs used in minor species, or for drugs that are used for a ‘minor use’ in a major species. This process is called MUMS which stands for minor use, minor species. For example, if it can be documented that the population of cats or dogs that contract a specific condition is below a specified number, a company can apply to the CVM for MUMS designation. Once designation has been granted, then we must submit the same safety and CMC data as required for a full NADA, and also submit some evidence of effectiveness. After a review period, the CVM can then grant a conditional approval. This approval allows for the commercialization of the product, while completing the pivotal effectiveness study required for a full NADA. Because in many cases the CMC section of the submission takes the longest, MUMS conditional approval may not shorten the time to commercialization. Following submission, review and approval of the pivotal field effectiveness study, the CVM may grant a full NADA.

Requirements for Approval of Certain Veterinary Biologics for Pets

There are many parallels between the requirements to receive approvals for a veterinary pharmaceutical product and certain veterinary biologics product. The terminology differs but the three main components are the same: efficacy, manufacturing, and safety. USDA regulations are designed to ensure that veterinary biologics are pure, safe, potent and effective. The differences compared to pharmaceutical product regulations are based on the immunological nature of the mode of action of the product and the manufacturing process involving living organisms.

Efficacy. Documentation requirements depend significantly on product type and typically include data from preliminary dose determination studies and master seed immunogenicity/efficacy studies.

Safety. Typical safety documentation includes safety data from laboratory animal studies, typically rodents, studies in host animals, typically laboratory dogs or cats, in biocontainment, and field safety studies conducted in client-owned animals.

Manufacturing. The required documentation must include an Outline of Production, Master Seed Reports, and Summary Information Formats, or SIFs, for novel live biological products and products based on recombinant DNA technology. SIFs contain additional safety and identity data to establish proper biocontainment requirements and to conduct confirmatory testing. Other supportive documentation is product-type specific and includes in-process procedures and corresponding validation reports, potency test development report, stability reports, and veterinary biologics production and test for satisfactory three consecutive prelicensing serials (numbered lots) of product.

Other information includes labels or label sketches.

A unique requirement for veterinary biologics in the United States is that manufacturers must hold a U.S. Veterinary Biologics Establishment License to produce licensed veterinary biologicals. An establishment license will only be issued if at least one biological product qualifies for a license. Applications for veterinary biologics establishments include articles of incorporation for the applicant, qualifications of veterinary biologics personnel for key employees, water quality statement, facility blueprints, plot plans, and legends.

Regulatory Process at the USDA

Applicants are encouraged to contact the CVB early in the product development process. A licensing reviewer will be assigned to help with the regulatory process. Initially, the CVB will confirm that the proposed product meets the definition of a veterinary biologic and is subject to regulation by the CVB. The CVB then recommends that applicants submit a licensing plan, including pivotal study protocols, to the CVB for review and comment prior to initiating work that will be used to support product licensure. The USDA provides a complete list of guidance documents named “Veterinary Services Memorandums” that lay out the data requirements and regulatory process. Applicants that do not hold a U.S. Veterinary Biologics Establishment License need to submit the required documentation for the establishment and the product concurrently.

Study protocols and reports can be submitted any time after the initial applications have been made. The administrative process is facilitated by forms (APHIS Forms) that accompany the submissions and capture regulatory actions. There is no requirement to submit parts of dossiers or entire dossiers. The CVB provides official responses to submissions in hard copy mail indicating if more data are needed or that the submission was satisfactory to support licensure. When master seed and master cell reports have been found to be satisfactory, samples have to be submitted to the CVB laboratory for confirmatory testing. Once all requirements have been satisfactorily met, the CVB will issue a veterinary biological product license.

In cases of emergencies, which means there is no approved product available, the USDA will issue a time-limited conditional license after the manufacturing and safety requirements have been substantially fulfilled and a reasonable expectation of efficacy has been established. The applicant has to continue the pivotal efficacy program and product testing validation. The conditional license can be extended if reasonable progress towards full licensure can be demonstrated.

There are no statutory review times. Submissions enter the review queue in chronological order. Hence predictions of development timelines and time to approval are difficult to make. However, we believe the typical time to achieve conditional licensure is approximately three years and the typical time to achieve full licensure is approximately five years.

Furthermore, while the CVB regulates certain biologics (for instance, based on the immunological nature of the mode of action) the CVM regulates other biologics in a manner described under “Regulatory Process at the FDA.”

European Regulatory Process

The EMA is responsible for coordinating scientific evaluation of applications for marketing approval via the centralized procedure for pet therapeutics in the EU. To perform these evaluations the EMA established a specific scientific committee, the CVMP. The CVMP considers applications submitted by companies for the marketing approval of individual pet therapeutics and evaluates whether or not the medicines meet the necessary quality, safety and efficacy requirements. Assessments conducted by the CVMP are based on scientific criteria and are intended to ensure that pet therapeutics reaching the marketplace have a positive benefit-risk balance in favor of the pet population they are intended for. Based on the CVMP’s recommendation, a centralized marketing authorization is granted by the European Commission, which allows the product to be marketed throughout the EEA. The CVMP is also responsible for various post-authorization and maintenance activities, including the assessment of modifications or extensions to an existing marketing authorization.

To obtain a centralized marketing authorization from the European Commission, we must submit a marketing authorization application called a dossier. The dossier is the EMA’s equivalent of the FDA’s NADA and includes data from studies showing the quality, safety and efficacy of the product. The CVMP reviews and evaluates the dossier. For any dossier, a rapporteur and co-rapporteur are appointed from the members of the CVMP. Their role is to lead the scientific evaluation and prepare the assessment report. The rapporteur can utilize experts to assist it in performing its assessment. The report is critiqued by the co-rapporteur and other members of the CVMP before the CVMP makes its determination. The final opinion of the CVMP is generally given within 210 days of the submission of a dossier.

For products that are not eligible for centralized approval, the competent authorities of the EU Member States are responsible for granting marketing authorizations for products that are sold in their markets. Such products may be approved nationally in one Member State, or in multiple Member States via the mutual recognition procedure or the decentralized procedure.

In the EU, products for MUMS are eligible for regulatory incentives such as free scientific advice and fee reductions. These incentives may apply, for example, if it can be documented that the population of cats or dogs that contract a specific condition is below a specified number in Europe. However, the EMA recently announced that fee reductions are only applicable to products indicated for food-producing species. An applicant may apply to the EMA for MUMS classification for any product irrespective of the intended route of approval (i.e. centralized, decentralized or national approval) and incentives may be requested for all routes of authorization. The CVMP has established guidelines specific to MUMS for data requirements, which apply to all sections of the application, i.e. quality, safety and efficacy. Consequently, there may be scope for a reduced quality data package. Similarly, the safety and efficacy sections might be abridged to a certain extent (more flexibility for the combination of dose-determination, dose-confirmation and field studies) provided reasonable evidence of safety and effectiveness are submitted. However, the CVMP and national veterinary medicines regulators have significant discretion in this respect. Overall, data requirements for demonstrating quality, efficacy and safety in the target species for minor use indications of a new medicine will be determined on a case-by-case basis and any potential applicant should seek scientific advice on specific data requirements to guide its research and development activities.

Employees

As of December 31, 2013, we had a total of 28 employees, including 25 full-time employees.

As of March 10, 2014, we have a total of 44 employees, including 41 full-time employees. We have a total of 16 employees with D.V.M., V.M.D., M.D. or Ph.D. degrees. Within our workforce, 26 employees are engaged in research and development and 18 in business development, marketing, finance, legal, human resources, facilities, information technology and general management and administration.

Executive Officers

The executive officers of the Company as of March 10, 2014, are as follows:

Steven St. Peter, M.D., age 47, is one of our founders and has served as our President and Chief Executive Officer since September 2012. He has been a member of our board of directors since December 2010 and served as the chairman of our board of directors from December 2010 to September 2012. Dr. St. Peter was a managing director of MPM Asset Management LLC from January 2004 to May 2012, where he focused his investments on both venture and buyout transactions across the pharmaceuticals and medical technology industries. He has previous investment experience from Apax Partners and The Carlyle Group, two private equity firms. Dr. St. Peter was previously an assistant clinical professor of medicine at Columbia University. He received his M.D. from Washington University and completed his residency and fellowship at the Hospital of the University of Pennsylvania. Prior to his medical training, he was an investment banker at Merrill Lynch. Dr. St. Peter also holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. in Chemistry from the University of Kansas. He is on the board of PharmAthene, Inc. and his previous board experience includes Omrix Biopharmaceuticals, Inc., Helicos Biosciences Corporation, MPM Acquisition Corp., Proteon Therapeutics, Inc. and Rhythm Pharmaceuticals, Inc. Dr. St. Peter was selected to serve on our board of directors because of his diverse background as a venture capital investor, investment banker, physician and director of several healthcare companies, which provides him with a unique perspective in serving on our board of directors.

Ernst Heinen, D.V.M., Ph.D., age 51, has served as our Chief Development Officer since March 5, 2014. In addition, he served as our Head of Drug Evaluation and Development from June 2012 until March 5, 2014. From 1990 to 2012, Dr. Heinen held positions of increasing responsibility at Bayer Animal Health, the animal health division of Bayer AG, where he ultimately served as vice president of research & development and veterinary technical services, Pets. Dr. Heinen currently serves on the Kansas State University Olathe Advisory Board and previously served on the boards of the Kansas City Area Development Council and the Center for Animal Health Innovation, and he is the author of dozens of scientific articles and presentations focused on the animal health industry. Dr. Heinen received a veterinary degree and a D.V.M. in veterinary microbiology from the Justus-Liebig-University of Giessen Veterinary School in Giessen, Germany, and is a certified specialist in veterinary microbiology.

Craig A. Tooman, age 48, has served as our Chief Financial Officer since November 2013 and our Treasurer since January 2014. He was a member of our board of directors from April 2012 to November 2013. Mr. Tooman previously served as the chief executive officer of Avanzar Medical, Inc., a privately-held company focused on commercial oncology opportunities, since February 2012. Mr. Tooman was also the founder and principal of Stockbourne LLC, a firm that provides strategic business and financial advisory services, a position he held from January 2011 to November 2013. From July 2010 to January 2011, Mr. Tooman was the senior vice president of finance and chief financial officer of Ikaria Inc., a biotherapeutics company. From January 2005 to July 2010, Mr. Tooman was the executive vice president of finance and chief financial officer at Enzon Pharmaceuticals, a biopharmaceutical company. Prior to that, Mr. Tooman was the senior vice president of strategic planning and corporate communications at ILEX Oncology, Inc. and the vice president of investor relations at Pharmacia Corporation. Since 2011, Mr. Tooman has served on the board of directors of Insite Vision Incorporated and he is currently the chairman of its audit committee and a member of its compensation committee. He has a B.A. in Economics from Kalamazoo College and M.B.A. in Finance from the University of Chicago.

Linda Rhodes, V.M.D., Ph.D., age 64, has served as our Chief Scientific Officer since September 2012. She served as a member of our board of directors from February 2011 to March 5, 2014. In addition, she served as our Chief Executive Officer from February 2011 to September 2012. In 2001, Dr. Rhodes was a founding partner of AlcheraBio LLC, an animal health consulting and contract research firm, which was acquired in October 2008 by Argenta, a New Zealand animal health formulations and contract manufacturing organization, and she served as its vice president of clinical development from February 2008 to February 2011. She is an adjunct professor for the Graduate School of Animal Science at Rutgers University and is a member of the board of directors of the Alliance for Contraception in Cats and Dogs, a non-profit organization. She also serves as a member of the

Scientific Advisory Board of the Found Animals Foundation. She has been a member of the board of directors of ImmuCell Corporation since 2000 and a member of its audit and compensation committees since August 2005 and is the chairman of its compensation committee. From 1998 to 2001, she was a director of production animal development projects and new technology assessment at Merial Ltd., an animal health company. Prior to that role, she held various research positions at Merck Research Laboratories and Sterling Winthrop Drug Company. She has held several teaching positions and worked as a bovine veterinarian in private practice. She earned her Ph.D. in Physiology/Immunology from Cornell University and her V.M.D. from the University of Pennsylvania School of Veterinary Medicine, graduating summa cum laude. She also holds a Bachelor of Arts degree from Sarah Lawrence College.

Julia A. Stephanus, age 55, has served as our Chief Commercial Officer since January 2013. From September 2010 through December 2012, Ms. Stephanus was director of the global pet franchise for Ceva Animal Health, where she oversaw the commercial development of new products as well as global marketing for strategic pet products. In 2006, Ms. Stephanus founded Summit VetPharm, the developer of Vectra, a pet parasiticide product line, and served as its president and chief executive officer until it was acquired by Ceva Animal Health in August 2010. Prior to founding Summit VetPharm, Ms. Stephanus worked in various sales and marketing positions for Pfizer Inc. and its legacy companies, where she had the commercial responsibility for, among other things, the development and global launch of two highly-profitable pet products: Rimadyl, the first NSAID approved for osteoarthritis in dogs, and Revolution, the first topical endectocide for heartworm and fleas in cats and dogs. Ms. Stephanus received a B.A. from Indiana University and has attended executive education programs at Harvard, Columbia and the Wharton School of Business at the University of Pennsylvania.

Non-Employee Directors

The non-employee directors of the Company as of March 10, 2014 are as follows:

Jay Lichter, Ph.D., age 52, has been a member of our board of directors since December 2010 and currently serves as the Chairman of the Board. He is an experienced biotechnology and pharmaceutical business executive with 25 years of experience in management, scientific research and business development. Since 2007, Dr. Lichter has been a managing director at Avalon Ventures, an early-stage venture capital fund focused on information technology and life sciences. In that role, he led Avalon’s investments in and served as a director and chief executive officer for Afraxis, Inc., Carolus Therapeutics, Inc., Otonomy, Inc., and ReVision Therapeutics, Inc. and Zacharon Pharmaceuticals, Inc., all of which are privately-held biotechnology companies. He also led Avalon’s investments or serves on the board of Avalon’s investments in privately-held companies Sova Pharmaceuticals, Inc., Avelas Biosciences, Inc., COI Pharmaceuticals Inc. and Sitari Pharmaceuticals Corp. Dr. Lichter holds a B.S. and a Ph.D. in biochemistry from the University of Illinois. He also completed post-doctoral fellowships at Yale University and Du Pont Merck Pharmaceutical Company. We believe Dr. Lichter is qualified to serve on our board based on his experience as a venture capitalist investing in and serving on the boards of multiple life sciences companies, and his general leadership, financial and operational expertise.

Laura A. Brege, age 56, has been a member of our board of directors since February 2014. Since September 2012, Ms. Brege has served as President and Chief Executive Officer of Nodality, Inc., a privately-held life sciences company. Prior to joining Nodality, from January 2011 to January 2012, Ms. Brege was the Executive Vice President, Corporate Affairs of Onyx Pharmaceuticals, Inc. From October 2007 to January 2011, she was the Chief Operating Officer, and from June 2006 to October 2007, she was the Executive Vice President and Chief Business Officer of Onyx Pharmaceuticals. From 1999 to 2006, Ms. Brege was a General Partner at Red Rock Capital Management, a venture capital firm. Previously, Ms. Brege served as Chief Financial Officer at companies such as COR Therapeutics, Inc., a biotechnology company, and Flextronics, Inc., a supply-chain solutions company. Ms. Brege currently serves on the board of directors of publicly-traded Acadia Pharmaceuticals, Inc., Delcath Systems, Inc. and Pacira Pharmaceuticals, Inc. Ms. Brege previously served as a member of the board of directors of publicly-traded Angiotech Pharmaceuticals, Inc. from 2007 to 2011. Ms. Brege earned her undergraduate degrees from Ohio University and has an M.B.A. from the University of

Chicago. We believe Ms. Brege is qualified to serve on our board based on her strong background in finance and her extensive executive leadership experience in the life sciences and biotechnology industries, including her service as a public company director and in various executive officer roles.

Robert “Rip” Gerber, age 51, has been a member of our board of directors since October 2012. Since July 2009, he has served as the president and chief executive officer of Locaid Technologies, Inc., a telecommunications software company and a leading “Location-as-a-Service” (LaaS) platform in the wireless industry, and a member of its board of directors. From June 2006 to June 2009, Mr. Gerber served as the chief marketing officer and a member of the advisory board of SignalDemand Inc., a private firm focused on producing margin optimization software. From May 2004 to May 2006, Mr. Gerber served as chief marketing officer and senior vice president of Intellisync Corporation, a public company and provider of data synchronization software to consumer mobile devices. Prior to that role, he served as senior vice president at Carlson Companies, Inc., one of the largest family-held corporations in the United States. Mr. Gerber was also on the founding executive team of Commtouch Software, Inc., where, as chief marketing officer, he was a lead executive in taking the company public in 1999. Earlier in his career, Mr. Gerber was a consultant for Deloitte & Touche LLP, a public accounting firm. Mr. Gerber serves on the board of directors of CTIA—The Wireless Association, a wireless non-profit trade group, a position he has held since January 2014. He holds an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from the University of Virginia. We believe Mr. Gerber is qualified to serve on our board because of his experience as an entrepreneur and his extensive background in operational, marketing and strategic planning.

Merilee Raines, age 58, has been a member of our board of directors since February 2014. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc., a publicly-traded company providing diagnostic and IT products and services primarily to the companion animal health market, from October 2003 until her retirement in May 2013. Ms. Raines also served as Executive Vice President of IDEXX Laboratories from July 2012 to May 2013, and as Corporate Vice President, Finance of IDEXX Laboratories from May 1995 to July 2012. Ms. Raines has served as a director of Watts Water Technologies, Inc., a publicly-traded manufacturer of products and systems focused on control, conservation and quality of water, since 2011, and is currently a member of its Audit and Nominating and Corporate Governance Committees. Ms. Raines earned a bachelor’s degree in mathematics from Bowdoin College and an MBA from the University of Chicago. We believe Ms. Raines is qualified to serve on our board based on her experience as an executive of a public company in the animal health industry and her extensive financial expertise, including her role as chief financial officer of IDEXX Laboratories and her service on the Audit Committee of Watts Water Technologies.

John Vander Vort, Esq., age 49, has been a member of our board of directors since September 2012. Mr. Vander Vort is currently a managing director and the chief operating officer of Charlesbank Capital Partners, a private equity firm. Mr. Vander Vort joined Charlesbank in September 2013 from MPM Asset Management LLC, a venture capital firm, where he served as a managing director, the chief operating officer and the chief compliance officer since May 2005, and he served on the board of directors of MPM Acquisition Corp., a public shell company, from February 2008 to November 2010. Prior to joining MPM Asset Management, from May 2003 until May 2005, he worked as portfolio manager for DuPont Capital Management. Prior to that, he was a general partner and co-founder of BlueStream Ventures, a venture capital firm. Previously, he was a managing director at Dain Rauscher Wessels (now the Royal Bank of Canada), where he was the head of the West Coast networking and communications investment banking group and served as an advisor to leading venture-backed technology companies. Mr. Vander Vort began his career as a corporate transaction attorney in the San Francisco office of Cooley Godward, where he represented venture capital firms and venture-backed companies. Mr. Vander Vort earned his B.A. from Amherst College and his J.D. from The University of Chicago Law School. Mr. Vander Vort was selected to serve on our board because of his background in venture capital, significant legal experience and business acumen.

Wendy L. Yarno, age 59, has been a member of our board of directors since October 2013. Ms. Yarno is currently an independent consultant in the life sciences industry. Ms. Yarno retired in September 2008 from Merck & Co., Inc. following a 26-year career there in commercial and human resource positions of increasing seniority, most recently Chief Marketing Officer before she retired. In that role, Ms. Yarno led a global organization charged with all aspects of supporting pre- and post-launch commercialization of pharmaceuticals in more than 20 therapeutic areas. Prior to this role, she served as General Manager, Cardiovascular/Metabolic U.S. Business Unit, where she had P&L responsibility for Merck’s largest therapeutic area, and as Senior Vice President, Human Resources. Ms. Yarno received a B.S. in Business Administration from Portland State University and an M.B.A from Temple University. From September 2010 through September 2011, Ms. Yarno was the Chief Marketing Officer of HemoShear LLC, a biotechnology research company and leading developer of human cell-based surrogate systems for discovery and assessment of new drug compounds. Ms. Yarno has served as a director of St. Jude Medical, Inc., a Fortune 500 medical device company, since 2002 and has served as a director of Medivation, Inc., a publicly-traded biopharmaceutical company, since 2013. She also serves on the board of directors and the advisory boards of multiple privately held health care companies. We believe Ms. Yarno is qualified to serve on our board based on her extensive experience in commercialization of pharmaceutical products and in human resource management in the pharmaceutical industry.

Item 1A	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information contained in or incorporated by reference into our public filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risks Related to Our Business

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, and our limited operating history makes it difficult to assess our future viability.

We are a development-stage biopharmaceutical company in the pet therapeutics industry with a limited operating history. Biopharmaceutical product development in the pet therapeutics industry is a highly speculative undertaking and involves a substantial degree of risk. We currently have a product pipeline with over 15 products under development including one biologic, AT-004, that is currently marketed by Novartis Animal Health, Inc., (“NAH”), and another biologic, AT-005, that we expect to begin marketing in later 2014, each under a conditional license. We are not profitable and have incurred losses in each year since our inception in December 2010. We have a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2013 was $4.3 million and for the year ended December 31, 2012 was $11.6 million. As of December 31, 2013, we had a deficit accumulated during development stage of $26.5 million and we had $45.8 million in cash, cash equivalents and short-term investments. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration’s Center for Veterinary Medicine (“CVM”), or for our biologic products, the U.S. Department of Agriculture, (“USDA”). Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product portfolio expansion, product development, other operations or commercialization efforts.

Since our inception, nearly all of our resources have been dedicated to the in-licensing, acquisition and research and development of our current product candidates. Completing the development and obtaining regulatory approval of our product candidates will require substantial funds. We also have an active in-licensing effort focused on identifying human therapeutics for development and commercialization as pet therapeutics. We believe that we will continue to expend substantial resources for the foreseeable future for the development of our current product candidates and any future product candidates we may choose to pursue. These expenditures will include costs associated with identifying potential product candidates, licensing or acquisition payments, conducting target animal studies, completing other research and development, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any target animal study is uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our current or future product candidates. As of the date of the filing of this annual report, we believe that our existing cash, cash equivalents and short-term marketable securities, which includes the net proceeds received by us in our public offering of common stock that closed on February 3, 2014, and existing credit facility will allow us to fund our operations and our debt obligations through at least December 31, 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including, but not limited to:

•	the results of our target animal studies for our current and future product candidates;

•	the amount and timing of any milestone payments or royalties we must pay pursuant to our current or future license agreements or collaboration agreements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the upfront and other payments, and associated costs, related to identifying, acquiring and in-licensing new product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

•	whether we acquire any other companies, assets, intellectual property or technologies in the future;

•	our ability to partner with companies with an established commercial presence in Europe to provide our products in that market;

•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether we are required to repay grant amounts that we received from foreign, U.S. and/or state governments, such as the Kansas Bioscience Authority, or the KBA, repurchase the shares of our capital stock owned by the KBA or repay Kansas income tax credits allocated to some of our investors;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	our target animal studies or other development activities for our current or future product candidates;

•	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any of our current or future product candidates; or

•	our in-licensing and acquisition efforts and expansion of our product portfolio.

Although we have two conditionally approved products, we are substantially dependent on the success of our current product candidates.

We currently have no products approved for commercial distribution, except AT-004 and AT-005 which have received conditional licenses from the USDA. To date, we have invested nearly all of our efforts and financial resources in the in-licensing, research and development of AT-001, AT-002 and AT-003, which, prior to our acquisition of Vet Therapeutics and Okapi Sciences, were our only product candidates and are still in development.

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development and commercialization of our current product candidates. The development and commercial success of our current product candidates will depend on a number of factors, including the following:

•	timely initiation and completion of our target animal studies for our current product candidates, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

•	our ability to demonstrate to the satisfaction of the CVM, the USDA and the European Medicines Agency, or EMA, or the applicable EU Member State national competent authorities, the safety and efficacy of our product candidates and to obtain regulatory approval in the United States and Europe;

•	our success in educating veterinarians and pet owners about the benefits, administration and use of our product candidates;

•	the prevalence and severity of adverse side effects, including a continued acceptable safety profile of the product following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our marketing, sales and distribution strategy and operations;

•	the ability of our third-party manufacturers to manufacture supplies of any of our current or future product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP;

•	our ability to successfully launch commercial sales of our current product candidates, assuming CVM, USDA or EMA approval is obtained, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to our product candidates and avoid third-party patent interference, third-party initiated and U.S. PTO-initiated administrative patent proceedings or patent infringement claims; and

•	acceptance of our product candidates as safe and effective by veterinarians, pet owners and the animal health community.

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

As a result of our acquisition of Vet Therapeutics, we are developing biologics, including animal antibodies, for pets. Identification, optimization and manufacturing of therapeutic animal biologics is a relatively new field in which unanticipated difficulties or challenges could arise. While many biologics have been approved for use in humans, very few have been approved for use in animals, except for vaccines. There are unique risks and uncertainties with biologics, the development, manufacturing and sale of which are subject to regulations that are often as complex and extensive as the regulations applicable to other small molecule products. We anticipate that our animal biologics will be regulated by the USDA, rather than CVM, and the regulatory standards that the USDA may require for novel biologics may be more difficult to satisfy than we anticipate.

We may be unable to obtain regulatory approval for our existing or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization efforts and adversely impact our potential to generate revenue, our business and our results of operations.

Our product candidates are in various stages of development, and our business currently depends entirely on their successful development, regulatory approval and commercialization. With the exception of AT-004 and AT-005, we currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our other current or future product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics products are subject to extensive regulation by the CVM, the USDA, the EMA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our products in the United States until we receive approval of a New Animal Drug Application, or NADA, from the CVM or a full product license from the USDA with respect to our biologic products, or in Europe until we receive approval from the European Commission or applicable EU State national competent authorities.

Even if we receive approval of an NADA, USDA product license or foreign regulatory filing for our product candidates, the CVM, the USDA or the applicable foreign regulatory body may approve our product candidates for a more limited indication than we originally requested, and the CVM or the USDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

Even if our current or future product candidates obtain regulatory approval, they may never achieve market acceptance or commercial success.

Even if we obtain CVM, USDA, EMA or other regulatory approvals, our current or future product candidates may not achieve market acceptance among veterinarians and pet owners, and may not be commercially successful. Market acceptance of any of our current or future product candidates for which we receive approval depends on a number of factors, including:

•	the safety of our products as demonstrated in our target animal studies;

•	the indications for which our products are approved;

•	the acceptance by veterinarians and pet owners of the product as a safe and effective treatment;

•	the proper training and administration of our products by veterinarians;

•	the potential and perceived advantages of our product candidates over alternative treatments, including generic medicines and products approved for use by humans that are used off label;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of veterinarians and pet owners;

•	the willingness of pet owners to pay for our treatments, relative to other discretionary items, especially during economically challenging times;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts and those of our collaborators.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our financial results.

We may not realize all of the anticipated benefits of our acquisitions of Vet Therapeutics or Okapi Sciences, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating three businesses.

Our ability to realize the anticipated benefits of our acquisitions of Vet Therapeutics and Okapi Sciences will depend in part on our ability to integrate their businesses with ours. The combination of three independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Vet Therapeutics and Okapi Sciences. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Vet Therapeutics and Okapi Sciences with our company;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	challenges in attracting and retaining key personnel; and

•	challenges in maintaining previously-established relationships with licensors and licensees.

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

Development of pet therapeutics is expensive and can take many years to complete, and its outcome is inherently uncertain. To gain approval to market a pet therapeutic for a particular species of pet, we must provide the CVM, the USDA or foreign regulatory authorities, as applicable, with data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA, product license or other regulatory filing. We rely on contract research organizations, or CROs, and other third parties to ensure the proper and timely conduct of our studies and development efforts and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the development process. Success in prior target animal studies or in the treatment of human beings with a product candidate does not ensure that our target animal studies will be successful and the results of development efforts by other parties may not be indicative of the results of our target animal studies and other development efforts. Product candidates in our studies may fail to show the desired safety and efficacy despite showing such results in initial data or previous human or animal studies conducted by other parties. Even if our studies and other development efforts are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

If we experience delays in the completion of, or terminate any development efforts for our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our development efforts will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of our development efforts may also ultimately lead to the denial of regulatory approval of our product candidates.

Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.

The development and commercialization of pet therapeutics is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and will likely continue to be, extensive research and substantial financial resources invested in the discovery and development of new pet therapeutics. Our potential competitors include large animal health companies, such as Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Novartis Animal Health, the animal health division of Novartis AG; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies such as Kindred Bio, NextVet and VetDC that are developing products for use in the pet therapeutics market.

If approved, we expect AT-001 (grapiprant) will face competition from Rimadyl, marketed by Zoetis, and generic Carprofen, Deramaxx, marketed by Novartis Animal Health, Previcox, marketed by Merial, and Metacam, marketed by Boehringer Ingelheim, and generic Meloxicam. Kindred is developing diacerin for osteoarthritis pain. At the product level, we are currently not aware of any direct competitor for AT-002 (capromorelin). However, we are aware that some veterinarians utilize mirtazapine, a human generic antidepressant to attempt to treat inappetence. We expect AT-003 will compete primarily with the Coxibs and injectable anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. Recuvyra fentanyl transdermal solution received approval in the United States and Europe for control of postoperative pain from surgical procedures in dogs, but dogs must remain isolated from children for 72 hours. We are also unaware of any approved products for the treatment of lymphoma in dogs. We expect that AT-004 and AT-005 will face competition from human generic chemotherapies, though we are unaware of any companies that are actively promoting this use. Abbott licensed Paccal-Vet (paclitaxel) from Oasmia and they recently received a conditional approval from FDA. We are aware of a limited number of biotechnology companies such as Karyopharm and VetDC that are developing products for the treatment of lymphoma in pets, including some that have received MUMS designation. We know of no direct competitor for AT-006 or AT-007, but we may face competition from generic human antivirals.

We are an early-stage company with a limited history of operations and many of our competitors have substantially more resources than we do, including both financial and technical resources. In addition, many of our competitors have more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health medicines. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the speed with which we can develop our compounds, complete target animal studies and approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

If we are not successful in identifying, licensing or acquiring, developing and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, license or acquire, develop and commercialize a portfolio of products to serve the pet therapeutics market. We derive potential pet therapeutic product candidates from molecules and compounds discovered or developed as part of human biopharmaceutical research. We expect to enter into license arrangements with third parties to provide us with rights to human health compounds for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. If we are unable to access human health-generated molecules and compounds to conduct research and development on cost-effective terms, our ability to develop new products could be limited. In some instances, human biopharmaceutical companies may be unwilling to license us their products or compounds for development as pet therapeutics because of perceived regulatory and commercial risks, including the risk that the FDA could delay or halt an ongoing human development trial if the same compound, when studied in animals, produces an unexplained adverse event or death, and the risk that, if the same compound is developed for humans and pets, and the human version is priced significantly higher than the pet version, which is usually the case, human patients would attempt to use the cheaper animal version of the drug. Even if we successfully identify and license potential product candidates, we may still fail to yield product candidates for development and commercialization for many reasons, including the following:

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

We rely completely on third-party manufacturers to manufacture the supplies for the development of our small molecule and antiviral product candidates and we intend to rely on third-party manufacturers to produce commercial quantities of any approved drug candidate.

With respect to our small molecules and antiviral programs, we do not currently have, nor do we currently plan to acquire, the infrastructure or capability internally to manufacture the formulated drug for use in the conduct of our target animal studies. We also lack the resources and the capability to manufacture any of our product candidates on a scale necessary for commercialization. We will need to identify contract manufacturers to provide commercial supplies of the formulated drugs for all products except AT-003. For AT-003, we have entered into a commercial supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. Under this agreement, Pacira will provide us with finished drug product in vials, without final labeling and packaging, for which we are responsible. Pacira may terminate this supply agreement if we fail to make an undisputed payment, if we breach a material provision of the agreement, or if Pacira ceases manufacture of the product. Pacira also has the unilateral right to change its manufacturing process for the product, and if we cannot reach agreement on the terms of continued supply of AT-003 meeting current specifications and Pacira decides that it is no longer commercially reasonable to supply us with product meeting such specifications, then Pacira may terminate this supply agreement. If this supply agreement terminates for any reason, or Pacira does not produce the necessary quantities, we may be unable to arrange for alternative supply of AT-003. We cannot assure you that we will be able to identify an alternate contract manufacturer for AT-003 in a timely manner on commercially reasonable terms, or at all. Additionally, we may be unable to identify and reach agreement with a contract manufacturer for our product candidates in a timely manner on commercially reasonable terms, or at all. Any delay in our ability to identify and contract with these third-party contract manufacturers on commercially reasonable terms, or at all, would have an adverse impact upon our business. In July 2012, we entered into an API development agreement with RaQualia Pharma Inc., or RaQualia, pursuant to which we agreed to develop a manufacturing process for AT-001 that is cGMP compliant. We intend to fulfill this obligation through a contract manufacturer, Cambridge Major Laboratories, Inc., or CML, whom we engaged in August 2011 to develop the manufacturing process for AT-001. If our arrangement with CML terminates for any reason, we may not be able to identify an alternate contract manufacturer to develop a cGMP compliant manufacturing process for AT-001 in a timely manner, on commercially reasonable terms, or at all. Any delay in our ability to identify and contract with such an alternate contract manufacturer in a timely manner, on commercially reasonable terms, or at all, would have an adverse impact upon our business, including our relationship with RaQualia.

Although we acquired a USDA-licensed manufacturing facility in connection with the Vet Therapeutics acquisition, we expect to transition manufacturing of our biologic products to a third party in the future, which will subject the manufacture of our biologic products to the same risks associated with the third-party manufacture of our small molecule product candidates.

The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredients and formulated drugs may be subject to inspections by the CVM, the USDA or the EMA that will be conducted after we submit our NADA to the CVM, and approval by the CVM, or during the USDA licensing process for our biologics or the EMA approval process for the Okapi Sciences products. We do not control the manufacturing processes used by, and we are completely dependent on, our contract manufacturers to comply with cGMP for the manufacture of both active pharmaceutical ingredients and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and is made in compliance with the strict regulatory requirements of the CVM, the USDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control and quality assurance practices and to engage qualified personnel. If the CVM, the USDA or the EMA does not approve our contract manufacturers’ facilities used for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We acquired a USDA-licensed manufacturing facility for our biologic products as part of our acquisition of Vet Therapeutics. Manufacturing of our pet biologics is a relatively new field in which unanticipated difficulties or challenges could arise. Manufacturing biologics, especially in large quantities, is complex and may require the use of technologies that we may need to develop. Such manufacturing requires facilities specifically designed and validated for this purpose as well as sophisticated quality assurance and quality control procedures. Biologics can also be costly to manufacture. Manufacturing biologics may be more technically challenging, time-consuming and expensive than we anticipate. There is no assurance that we will be able to manufacture biologics at full commercial scale and at an economical cost.

The commercialization of any of our product candidates could be stopped, delayed or made less profitable if third-party manufacturers fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices and in a timely manner.

To manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity, which could involve significant challenges and may require additional regulatory approvals. In addition, the development of commercial-scale manufacturing capabilities may require us and our third-party manufacturers to invest substantial additional funds and hire and retain technical personnel who have the necessary manufacturing experience. Neither we nor our third-party manufacturers may successfully complete any manufacturing scale-up activities required to increase existing manufacturing capabilities in a timely manner, or at all. Under our exclusive supply agreement for AT-003, Pacira has the obligation to provide only a mid-to-high double-digit percentage of our requested commercial quantity of bulk finished drug product during the first six calendar quarters following commercial launch of AT-003.

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

We currently rely on third parties to conduct all of our target animal studies and certain other development efforts. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current or future product candidates.

We currently do not conduct our target animal studies, and we rely on CROs to conduct these studies. The third parties with whom we contract for the execution of our studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our studies, we remain responsible for ensuring that each of our studies is conducted in accordance with the development plan and protocol. Moreover, the CVM, the USDA and EMA require us to comply with regulations and standards, commonly referred to as current good clinical practices, (“cGCPs”), or good laboratory practices, (“GLPs”), for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.

In addition, the execution of target animal studies and the subsequent compilation and analysis of the data produced requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Many of our agreements with these third parties may be terminated by these third parties upon as little as 30 days’ prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our target animal studies do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult and costly, and our target animal studies may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, the regulatory approval for and commercialization of the product candidate being tested in such studies may be delayed or require us to utilize additional resources.

Our ability to market our product candidates, if approved, will be limited to use for the treatment of the indications for which they are approved, and if we want to expand the indications for which we may market our product candidates, we will need to obtain additional CVM, USDA or EMA approvals, which may not be granted.

We expect to seek CVM approval in the United States for AT-001 for the treatment of pain and inflammation associated with osteoarthritis in dogs and cats, AT-002 for the treatment of inappetence in cats and dogs, and AT-003 for the treatment of post-operative pain in cats and dogs. In addition, we have received a conditional license from the USDA for AT-004 as an aid for the treatment of B-cell lymphoma in dogs, and we have received a conditional license from the USDA for AT-005 as an aid for the treatment of T-cell lymphoma in dogs. If our product candidates are approved, we may only market or advertise them for the treatment of indications for which they are approved, which could limit their adoption by veterinarians and pet owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our product candidates in the future, but we cannot predict when or if we will receive the approvals required to do so. In addition, we would be required to conduct additional target animal studies to support our applications, which would utilize additional resources and may produce results that do not result in CVM, USDA or EMA approvals. If we do not obtain additional CVM, USDA or EMA approvals, our ability to expand our business will be limited.

Our Vet Therapeutics subsidiary is party to a license agreement with NAH, pursuant to which we have granted to NAH an exclusive right to commercialize AT-004 in the United States and Canada. In the event that NAH fails to successfully commercialize this product candidate, our ability to receive royalties under the license agreement would be adversely affected. NAH may terminate this agreement due to a breach by us upon 60 days’ notice, upon our bankruptcy or without cause on each anniversary of the execution of the agreement upon 90 days’ notice. In the event that this agreement terminates, we would no longer be eligible to receive royalties and any unearned milestones under the agreement and we would need to expand our internal capabilities or enter into another agreement for the commercialization of AT-004, which could cause significant delays and could have a material adverse effect on our business.

We currently have no sales organization. If we are unable to establish sales capabilities on our own or through third parties, we may not be able to market and sell our current or future product candidates, if approved, or generate product revenue.

We currently do not have a sales organization and we rely on a third-party to market one of our two conditionally licensed products. In order to commercialize any of our current or future product candidates in the United States and any jurisdictions outside the United States, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to establish a direct sales organization in the United States, complemented by distributors, to commercialize our product candidates, which will be expensive and time-consuming. Outside of the United States we intend to partner with companies with an established commercial presence to market our products in those locations. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our current product candidates or any future product candidates that receive regulatory approval. We have no prior experience in the marketing, sale and distribution of pet therapeutics and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. If we are not successful in commercializing any of our current or future product candidates, either on our own or through collaborations with one or more distributors, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

Since our initial public offering in June 2013, we have grown from 16 full-time employees to 44 full-time employees as of March 10, 2014. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and target animal studies, continue our development activities and commercialize any of our current or future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our target animal studies and other development efforts effectively;

•	identify, recruit, maintain, motivate and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

We are incurring significant costs as a result of operating as a public company, and our management is expected to devote substantial time to new compliance initiatives.

As a privately-held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly-traded company. As a publicly-traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue-generating activities.

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

For as long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These exemptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We may remain an “emerging growth company” for up to five years. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act; we may be unable to realize our anticipated cost savings from those exemptions.

We are not currently required to evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, when applicable, could have a material adverse effect on our business and share price.

As an emerging growth company, we are not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended December 31, 2014, and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an “emerging growth company.” The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

As of December 31, 2013, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $12.8 million and $12.8 million, respectively, which may be available to offset our future taxable income, if any. Our federal NOLs begin to expire in 2031, and our state NOLs begin to expire in 2021. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in the future, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our consolidated balance sheet, even if we attain profitability. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to significant complexity and related costs associated with such a study.

Generic products may be viewed as more cost-effective than our products.

We may face competition from products produced by other companies, including generic alternatives to any of our products. We will depend on patents to provide us with exclusive marketing rights for some of our products. As of December 31, 2013, we had licensed approximately 27 issued patents or pending patent applications relating to our AT-001, AT-002 and AT-003 products covering various composition of matter claims as well as methods of treatment and methods of manufacturing our products. Our patent protection for these products extends for varying periods in accordance with the dates of filing or grant, the legal life of patents in countries in which patents are granted and the various terms and conditions of the respective agreement under which such patents are licensed. The key patent that we believe covers the crystalline form of the AT-001 compound expires on February 21, 2027, and the key patent that we believe covers certain methods of producing the AT-002 compound expires on February 1, 2020. Each of these patents may be eligible for an award of up to five years of patent term extension upon FDA approval of a commercial use of the corresponding product. The key patents that we believe cover certain compositions and methods of producing the AT-003 compound expire on September 18, 2018. The remainder of the patents in our current patent portfolio relating to our AT-001, AT-002 and AT-003 products expire at various times between 2015 and 2031, with a pending provisional application that upon issuance of a patent would expire in 2033. The protection afforded, which varies from country to country, is limited by the scope and applicable terms of our patents and the availability of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If pet therapeutics customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected.

As part of our Vet Therapeutics acquisition, we acquired a patent family related to the speciesization of antibodies that covers all Vet Therapeutics products with an issued patent expiring in 2029. We also acquired a patent family related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products and has an issued U.S. patent expiring in 2032. Finally, we acquired pending patent applications that cover specific canine monoclonal antibodies directed to various targets, including an allowed U.S. patent application directed to the canine CD 52 development antibody, which, upon issuance of a patent, will expire in 2029.

As part of our acquisition of Okapi Sciences, we acquired two patent applications that cover formulations of AT-006 and commercially-viable methods of making the active ingredient of AT-006. These applications, if granted into patents, would expire in 2032 and 2031, respectively. We also have a license to an issued U.S. patent that covers the active ingredient of AT-007. This patent expires in 2020, although we do not have rights to enforce this patent. We also have patent applications in the United States, Europe and other countries that cover therapeutic uses of AT-007. If any of these applications issue into a patent the expiration date would be 2031. Finally, we have in-licensed a patent portfolio for AT-008 that covers the composition and use of AT-008 through 2024 and 2027, respectively.

Our pet therapeutics are subject to unanticipated safety or efficacy concerns, which may harm our reputation.

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

Risks Related to Intellectual Property

We currently own two issued patents and several patent applications, license the issued patents covering our small molecule product candidates and have limited rights to prosecute and enforce those licensed patents.

We currently own one issued patent related to the speciesization of antibodies that covers all Vet Therapeutics products, an issued patent related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products, a patent application related to canine monoclonal antibodies directed to canine CD 52 for which the United States Patent and Trademark Office, or the U.S. PTO, has issued a notice of allowance, and a filed patent application that covers canine monoclonal antibodies directed to canine CD 20.

We also own one U.S. patent application, one international Patent Cooperation Treaty patent application, one direct-entry patent application in Argentina and one direct-entry patent application in Taiwan relating to our AT-002 product candidate that covers a method of treating inappetence using AT-002. We cannot assure you that a patent based on any of these patent applications will ever be issued. We do not own any patents or patent applications relating to AT-001 or AT-003. We have exclusive license agreements in the field of animal health with RaQualia, pursuant to which we license key intellectual property relating to AT-001 and AT-002, and with Pacira pursuant to which we license key intellectual property relating to AT-003. The patents and patent applications that we license relating to our AT-001, AT-002 and AT-003 product candidates cover various composition of matter claims as well as methods of treatment relating to our licensed patents. These patents are expected to expire at various times between 2015 and 2031.

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

We are party to license agreements for our product candidates that are essential to our business. These license agreements impose various payment and performance obligations on us. If we fail to comply with these obligations, RaQualia or Pacira, as applicable, may have the right to terminate the relevant license agreement, in which event we would not be able to develop or commercialize AT-001, AT-002 and/or AT-003, as the case may be.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the field of pet therapeutics, as well as patent challenge proceedings, including interference and administrative law proceedings before the U.S. PTO and oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform laws, new procedures including inter partes review and post grant review have been implemented. As stated below, the novel implementation of such reform laws presents uncertainty regarding the outcome of challenges to our patents in the future. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. Because we have not conducted a formal freedom to operate analysis for patents related to our products, we may not be aware of patents that have already issued that a third party might assert are infringed by one of our current or future product candidates. Nevertheless, we are not aware of any issued patents that will prevent us from marketing our product candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our current or future product candidates. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, including pet therapeutics, as such patents provide protection without regard to any particular method of use or manufacture. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, veterinarians may recommend that pet owners use these products off label, or pet owners may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of manufacturing patents protect a specific way to make a product and do not prevent a third party from making the product by a different method and then using the product for our uses. We cannot be certain that the claims in our patent applications will be considered patentable by the U.S. PTO and courts in the United States, or by the patent offices and courts in foreign countries.

The strength of patents in the field of pet therapeutics involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our products or our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we own, in-license or pursue with respect to any of our current or future product candidates is threatened, it could threaten our ability to commercialize any of our current or future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market any of our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the U.S. PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For patent applications containing a claim not entitled to a priority date before March 16, 2013, there is a greater level of uncertainty in the patent law with the passage of the America Invents Act, which brings into effect significant changes to the U.S. patent laws that have yet to be well defined, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States, which requires us to minimize the time from invention to filing of a patent application.

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

Competitors may infringe our patents, or patents that may issue to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering our current product candidates, or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity. Therefore, obtaining and enforcing biopharmaceutical patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the U.S. PTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing owned or licensed patents and patents that we might obtain in the future.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The U.S. PTO, the European Patent Office and various other foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case, which would have an adverse effect on our business.

We have filed trademark applications for our company name in the United States and certain other countries, and we have filed trademark applications for certain current product candidates in the United States; however, registration is not yet complete for these filings, and failure to finally secure these registrations could adversely affect our business.

We have filed two trademark applications for our company name and design mark in the United States, and nine foreign trademark applications for our company name and design mark (in Brazil, Canada, the European Community, Australia, China and Japan), although we cannot make assurances that the trademarks will become registered. We have filed three trademark applications for commercial trade names for our current product candidates in the United States, although we have not yet filed such applications in any other countries. During trademark registration proceedings, we have in the past and may in the future receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. Moreover, any name we propose to use with our product candidates in the United States must be approved by the CVM, the USDA or the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the CVM, the USDA or the EMA object to any of our proposed proprietary product names (which they have in the past done and may in the future do), we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the CVM, the USDA or the EMA.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions, including in Europe where our Okapi Sciences facilities are located. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

Risks Related to Government Regulation

The regulatory approval process is uncertain, requires us to utilize significant resources, and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM, the USDA or the EMA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM or a product license from the USDA. We have not submitted an application for or received marketing approval for our current small molecule product candidates, although we have received a conditional license from the USDA for AT-004 that we obtained through the Vet Therapeutics acquisition and we received a conditional license from the USDA for AT-005 in January 2014. Obtaining approval of an NADA from CVM or a product license from the USDA can be an uncertain process that requires us to utilize significant resources. The CVM, the USDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

•	we are unable to demonstrate to the satisfaction of the CVM, the USDA, the EMA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•	the CVM, the USDA or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

•	we may be unable to demonstrate that the product candidate’s benefits outweigh any safety or other perceived risks;

•	the CVM, the USDA or the applicable foreign regulatory body may require additional studies;

•	the CVM, the USDA or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

•	the CVM, the USDA or the applicable foreign regulatory body may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; and

•	the approval policies or regulations of the CVM, USDA or the applicable foreign regulatory body may significantly change in a manner rendering the data from our studies insufficient for approval.

Moreover, there is no assurance that the USDA will issue a final product license for AT-004 or AT-005. We have received only a conditional license for AT-004 that expires in October 2014 and a conditional license for AT-005 that expires in January 2016. If we are unable to obtain a full license prior to the expiration of the conditional licenses or to otherwise extend the conditional licenses, we may have to halt marketing of the products until such can be accomplished.

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

Regulatory approval of an NADA or supplement NADA, or of a product license, is not guaranteed, and the approval process requires us to utilize significant resources, may take several years, and is subject to the substantial discretion of the CVM, the USDA or the EMA. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat studies, or perform additional studies. If any of our current or future product candidates fails to demonstrate safety and efficacy in our studies, or for any other reason does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

Even if we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing CVM, USDA or EMA obligations and continued regulatory review, which may result in significant additional expense. Additionally, any product candidates, if approved, will be subject to labeling and manufacturing requirements and could be subject to other restrictions. Failure to comply with these regulatory requirements or the occurrence of unanticipated problems with our products could result in significant penalties.

Any regulatory approvals that we or any of our collaborators receive for any of our current or future product candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the product may be marketed, or may contain requirements for potentially costly surveillance to monitor the safety and efficacy of the product candidate. In addition, if the CVM, the USDA or the EMA approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, GLP and good clinical practices, or GCP, for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

•	fines, warning letters or holds on target animal studies;

•	refusal by the CVM, the USDA or the EMA to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

The CVM’s, USDA’s or the EMA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Failure to obtain regulatory approvals in foreign jurisdictions for our product candidates would prevent us from marketing our products internationally.

In order to market any product outside of the United States, including in the EEA (which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, separate regulatory approvals are required. More concretely, in the EEA, pet therapeutics can only be commercialized after obtaining a Marketing Authorization (“MA”). Before granting the MA, the EMA or the competent national authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

The approval procedures vary among countries and can involve additional studies and testing, and the time required to obtain approval may differ from that required to obtain CVM or USDA approval. Animal studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the CVM or USDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the CVM or the USDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining CVM or USDA approval. We may not be able to file for regulatory approvals or to do so on a timely basis and, even if we do file them, we may not receive necessary approvals to commercialize our products in any market.

If approved, any of our current or future products may cause or contribute to adverse medical events that we are required to report to the CVM, USDA and regulatory authorities in other countries and, if we fail to do so, we could be subject to sanctions that would materially harm our business.

If we are successful in commercializing any of our current or future products, regulations of the CVM, the USDA and of the regulatory authorities in other countries require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the CVM, USDA and regulatory authorities in other countries could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products.

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

Risks Related to Our Common Stock

Our stock price may be volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock is volatile with trading prices ranging from $6.56 per share to $29.32 per share since our initial public offering in June 2013, and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others, such as:

•	results from, and any delays in, our current and future target animal studies;

•	announcements of regulatory approval or disapproval of any of our current or future product candidates;

•	failure or discontinuation of any of our research programs;

•	the termination of any of our existing license agreements;

•	announcements relating to future licensing or development agreements;

•	delays in the commercialization of our current or future product candidates;

•	acquisitions and sales of new product candidates, technologies or businesses;

•	manufacturing and supply issues related to our current or future product candidates for our development programs and commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the sale or pricing of pet therapeutics;

•	CVM or USDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	market conditions in the animal health sector and in the pet therapeutics market;

•	low daily trading volumes in the Company’s stock; and

•	general economic conditions in the United States and abroad.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) of 2018, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to influence matters subject to stockholder approval.

As of the closing of the public offering of our common stock on February 3, 2014, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 35% of our voting stock. These stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 10, 2014, we had outstanding 29,477,246 shares of common stock. In connection with our public offering of our common stock, which closed on February 3, 2014 (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Public Offering.), each of our directors and executive officers, together with their affiliated entities, and each of the selling stockholders (collectively, representing a total of approximately 5.9 million shares) agreed to a lock-up restriction for a period of 90 days from January 29, 2014. When the various lock-up restrictions expire, these shares will become eligible for public sale thereafter if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rule 144.

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

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our credit facility restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our corporate headquarters are located in Kansas City, Kansas, where we lease and occupy approximately 2,700 square feet of office space pursuant to a lease that expires on September 30, 2015 and occupy an additional approximately 800 square feet of office space pursuant to a services agreement with a term that expires on September 30, 2015, subject to the right of either party to terminate such services agreement for material breach of any provision of such services agreement upon 10 days’ prior written notice. We also maintain additional corporate office space in Boston, Massachusetts pursuant to an administrative services agreement that expires on March 31, 2014, following which we anticipate leasing the space on a month-to-month basis as we plan to relocate to new corporate office space in the area.

Additionally we lease office, laboratory and manufacturing space in San Diego, California and office and research laboratory space in Leuven, Belgium.

Item 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been publicly traded on The NASDAQ Global Market under the symbol “PETX” since our initial public offering on June 26, 2013. Prior to our initial public offering, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low intraday sale prices of our common stock as reported by The NASDAQ Global Market.

	HIGH	LOW
Fourth Quarter 2013	$29.32	$15.55
Third Quarter 2013 (from June 26, 2013)	$20.58	$6.56

As of December 31, 2013, there were 24,097,738 shares of our common stock outstanding held by approximately 87 holders of record. As of March 10, 2014, there were approximately 61 holders of record and 29,477,246 shares of our common stock outstanding, including shares issued in our public offering of common stock, which closed on February 3, 2014.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, unless waived, the terms of our credit facility with Square 1 Bank limit our ability to pay cash dividends. Any future determination related to dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the board of directors deems relevant, and subject to the restrictions contained in our current or future financing instruments.

Unregistered Sales Of Equity Securities

Not applicable.

Use Of Proceeds From The Sale Of Registered Securities

On June 26, 2013, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-187372), as amended, filed in connection with the initial public offering of our common stock. There has been no change to our prior disclosure regarding our use of proceeds from our initial public offering contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended the (“Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph shows a comparison from June 27, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2013 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”), the NASDAQ Composite Index (the “NASDAQ Composite”) and the NASDAQ Biotechnology Index (the “NBI”). The graph assumes that $100 was invested at the market close on June 27, 2013 in the common stock of Aratana Therapeutics, Inc., the S&P 500, the NASDAQ Composite and the NBI and data for the S&P 500, the NASDAQ Composite and the NBI assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the three-year period ended December 31, 2013 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Notes of our consolidated financial statements included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010(2)
Consolidated Statement of Operations Data:
Revenue
Licensing revenue	$15	$—	$—	$—
Product sales	108	—	—	—

Total Revenue	123	—	—	—

Cost and expenses:
Cost of product sales	108	—	—	—
Royalty expense	1	—	—	—
Research and development	10,925	7,291	2,196	—
General and administrative	8,572	2,987	1,274	309
Amortization of acquired intangible assets	380	—	—	—
In-process research and development	—	1,500	—	6,525

Total operating expenses	19,986	11,778	3,470	(6,824)

Loss from operations	(19,863)	(11,778)	(3,470)	(6,834)

Other income (expense):
Interest income	75	21	6	—
Interest expense	(432)	—	—	—
Other income	478	121	—	—

Total other income (expense)	121	142	6	—

Loss before income taxes	(19,742)	(11,636)	(3,464)	(6,834)
Income tax benefit	15,455	—	—	—

Net loss and comprehensive loss	(4,287)	(11,636)	(3,464)	(6,834)

Modification of Series A convertible preferred stock	—	—	(276)	—
Unaccreted dividends on convertible preferred stock	—	(2,035)	(902)	(9)

Net loss attributable to common stockholders	$(4,287)	$(13,671)	$(4,642)	$(6,843)

Net loss per share attributable to common stockholders, basic and diluted(1)	$(0.39)	$(34.53)	$(15.43)	$(22.75)
Weighted average shares outstanding, basic and diluted (1)	11,059,382	395,918	300,841	300,841

(1)	Net loss available to common stockholders and basic and diluted net loss per common share are computed consistent with annual per share calculations described in Notes 2 (Net Loss Per Share) and 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	From inception (December 1, 2010) through December 31, 2010.

	AS OF DECEMBER 31,
	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term marketable securities	$45,754	$20,355	$12,384	$8,150
Working capital(1)	31,564	17,546	11,720	7,771
Total assets	115,536	21,222	12,573	8,150
Total long-term debt, net of discount	9,310	—	—	—
Total convertible preferred stock(2)	—	39,197	22,155	14,613
Total stockholders’ equity (deficit)	$86,041	$(21,555)	$(10,271)	$(6,833)

(1)	We define working capital as current assets less current liabilities.
(2)	Consists of our Series A, A-1, B and C convertible preferred stock. See Note 12 to our annual consolidated financial statements included elsewhere in this annual report.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this annual report, including information with respect to our plans and strategy for our business, and expectations regarding product development and licensing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this annual report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or elsewhere in this annual report.

Overview

We are a pet therapeutics company focused on the licensing or acquisition, development and commercialization of innovative biopharmaceutical products for cats, dogs and other companion animals. We are a development stage enterprise and operate in one business segment. We operate at the intersection of the more than $50 billion annual U.S. pet market and the more than $20 billion annual worldwide animal health market. Our current product portfolio includes over 15 product candidates consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets. Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004, which treats B-cell lymphoma, received a conditional license from the U.S. Department of Agriculture (“USDA”) and is currently marketed by Novartis Animal Health Inc. (“NAH”). AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014, and we expect to commence limited marketing of the product later this year as we complete the additional clinical studies required to obtain a full license. Our other lead products include small molecules directed at treating osteoarthritis pain and inflammation, loss of appetite and post-operative pain in dogs and cats. Our product candidates are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets.

Since our initial public offering in June 2013, we have focused on executing our clinical development plan and continuing to expand our product pipeline and further augment our development capabilities. On October 15, 2013, we acquired Vet Therapeutics, Inc. (“Vet Therapeutics”), which provided us with a proprietary antibody-based biologics platform focused on the treatment of lymphoma and, on January 6, 2014, we acquired Okapi Sciences N.V., which provided us with a pipeline of antiviral drugs, including product candidates focused on the treatment of herpes and immunodeficiency in cats. As part of these acquisitions, we also obtained two facilities that we are using to develop additional species-specific monoclonal antibodies, antivirals and other small molecules for use as pet therapeutics. In addition, we now have two products that we expect to commercialize in 2014, we have increased the size of our product pipeline since June 2013, and we have significantly increased our technology and development infrastructure. We are focused on advancing our product candidates to regulatory approval and believe that we have significantly accelerated our pathway toward becoming a commercial stage company.

We have assembled a portfolio of more than 15 product candidates that are in various stages of development in either cats or dogs, and frequently in both. The following table identifies the primary molecules in our current product portfolio:

COMPOUND	SPECIES	INDICATION	DEVELOPMENT STATUS	EXPECTED NEXT MILESTONE
AT-001	Dog	Pain and inflammation associated with osteoarthritis	Dose selected	• Initiate pivotal field effectiveness study in second quarter of 2014 • Expect U.S. marketing approval in 2016

	Cat	Pain and inflammation associated with osteoarthritis	Pilot studies	• Dose confirmation study

AT-002	Dog	Stimulation of appetite	Pivotal field effectiveness study	• Submission for approval • Expect U.S. marketing approval in 2016

	Cat	Stimulation of appetite	Pilot studies	• Dose confirmation study

AT-003	Dog	Post-operative pain management	Proof of concept study	• Dose confirmation study • Initiate pivotal field effectiveness study in second quarter 2014 • Expect U.S. marketing approval in 2016

	Cat	Post-operative pain management	Proof of concept study	• Dose confirmation study

AT-004	Dog	B-cell lymphoma	Submitted pivotal field effectiveness study	• Currently sold by NAH • Full license expected in 2015

AT-005	Dog	T-cell lymphoma	Completing pivotal field effectiveness study	• Conditional license received in 2014 • Full license expected in 2015

AT-006	Cat	Ocular herpes infection	Pivotal field study in Europe	• File for EU review in 2014 • Expect U.S. marketing approval in 2017 or 2018 • Licensed to NAH

AT-007	Cat	Feline immunodeficiency virus infection	Pilot study in Europe	• Initiate field effectiveness study in 2015 • Expect U.S. marketing approval in 2017 or 2018

AT-008	Dog	Lymphoma	Pivotal field effectiveness study	• Pivotal field effectiveness in the EU in 2014

COMPOUND	SPECIES	INDICATION	DEVELOPMENT STATUS	EXPECTED NEXT MILESTONE

AT-009	Dog	Mast cell tumor	Lead selection	• Pilot studies

AT-010	Dog	Atopic dermatitis	Lead selection	• Pilot studies

AT-011	Dog	Parvovirus infections	Lead selection	• Proof of concept study

AT-012	Cat	Calicivirus infections	Lead selection	• Proof of concept study

In addition to the above-listed product candidates, we are evaluating additional molecules for applications in other diseases including lymphoma in cats, seizures in dogs, atopic dermatitis in dogs and other cancers in cats and dogs, and we are researching new product concepts internally through our recently acquired antibody and antiviral research expertise. Furthermore, we have two options with third parties for two additional molecules that we are considering licensing for further development. We aim to submit drug applications for U.S. approval for the majority of these potential products and to make similar regulatory filings for European approval. Furthermore, where appropriate, we attempt to develop and submit regulatory filings for therapeutic indications in both cats and dogs, which will be separate products and require separate approval.

Our strategy is to in-license proprietary compounds from human biopharmaceutical companies and academia or leverage existing insights in human biology applicable in pets and to develop therapeutics specifically for use in pets. We seek to identify human therapeutics that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredient, process chemistry and a well-defined manufacturing process. We also seek to identify products already in development for pets and to license or acquire these products. To date we have in-licensed and are further developing pharmaceutical compounds from Pacira Pharmaceuticals, Inc., RaQualia Pharma, Inc. and others.

We expect to use the time between now and full commercialization of our product candidates to build veterinarian and pet owner awareness of our company and our products. We believe that our product candidates, if approved, will enable veterinarians to deliver a higher level of medical care to pets while providing an important revenue stream to the veterinarian’s practice.

We have incurred significant net losses since our inception. We incurred net losses of $4.3 million, $11.6 million and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of December 31, 2013, we had a deficit accumulated during development stage of $26.5 million and cash, cash equivalents and short-term investments of $45.8 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we will seek to fund our operations through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern. As of the date of the filing of this annual report, we believe that our existing cash and cash equivalents, short-term marketable securities, which includes the net proceeds received by us in our public offering of common stock, as discussed below, and existing credit facility will allow us to fund our operations through at least December 31, 2015.

Recent Developments

Public Offering

On February 3, 2014, we completed a public offering of our common stock in which we issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $5.9 million and other offering expenses of approximately $1.5 million.

Acquisition of Okapi Sciences N.V.

On January 6, 2014, we acquired Okapi Sciences N.V., a Belgium-based company with a proprietary pet therapeutics antiviral platform and five clinical/development stage product candidates designed to treat important viral diseases. We plan to continue to advance the current Okapi Sciences pipeline of high value antiviral drugs, including its feline herpes and feline immunodeficiency virus franchises, which currently comprise our AT-006 and AT-007 product candidates. We are developing AT-006 as a treatment for ocular herpes in cats. If approved, AT-006 could become the first antiviral small molecule therapeutic developed specifically for veterinary use. Following any approval, AT-006 will be commercialized by NAH pursuant to an existing development and commercialization agreement. The Okapi Sciences product pipeline also includes additional antiviral and oncology products for both cats and dogs. Prior to our acquisition of Okapi Sciences, our long-lived assets were all located within the United States and we had no non-U.S. revenues.

To acquire Okapi Sciences, we paid its equity holders approximately €10.3 million (equivalent to $13.9 million) in cash and issued a promissory note for €11 million (approximately $14.9 million). The promissory note bore interest at 7% per annum payable quarterly in arrears and was scheduled to mature on December 31, 2014, subject to mandatory prepayment in the event of an equity financing. Such an equity offering closed on February 3, 2014, as indicated above, and, in connection with that financing, the holders of the note payable related to the Okapi Sciences acquisition were repaid. We also agreed to pay up to an additional $16.3 million in cash or shares of common stock calculated in the manner specified in the purchase agreement within 90 days of the closing, subject to mandatory prepayment in cash in the event of an equity financing, which also includes the equity offering that closed on February 3, 2014. Subsequent to the equity offering this obligation was settled through the payment in cash of $15.2 million. We believe the strategic acquisition of Okapi Sciences further enhances our leadership position in pet therapeutics by bringing with it a combination of individuals, strong relationships with academic institutions, novel technologies and products, and favorable geographic location.

Acquisition of Vet Therapeutics, Inc.

On October 15, 2013, we acquired Vet Therapeutics, Inc., a San Diego-based company with a proprietary antibody-based biologics platform. We plan to continue to advance this pipeline of biologic drugs, including the lymphoma franchise, which currently comprises our AT-004, AT-005, AT-009 and AT-010 products. Beyond these products, the Vet Therapeutics’ pipeline includes biologics for the treatment of other cancers, atopic dermatitis and other immune conditions. We acquired Vet Therapeutics for a combination of $30.0 million in cash, 624,997 shares of our common stock, and a $3.0 million promissory note maturing on December 31, 2014 at an interest rate of 7% per year. The promissory note was subject to repayment in the event of specified future equity financings by us. Such an equity offering closed on February 3, 2014, as indicated above, and, in connection with that financing, the holders of the note payable related to the Vet Therapeutics acquisition was repaid. We also agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for our AT-004.

Other

On October 13, 2013, we sold 1,234,375 shares of our common stock to certain accredited investors for an aggregate of $19.75 million, or $16.00 per share.

On October 11, 2013, we amended our credit facility with Square 1 Bank to, among other things, increase the amount that remained available for us to draw by an additional $5.0 million, to a total of $10.0 million, and we immediately borrowed the full $10.0 million available. Vet Therapeutics became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1 Bank upon consummation of the merger. Additionally, in conjunction with the acquisition of Okapi Sciences, we agreed to hold a minimum of $15.0 million of cash in our account at Square 1 Bank. At December 31, 2013, we were in compliance with all financial covenants.

Financial Overview

Revenue

With the purchase of Vet Therapeutics, we acquired AT-004 for the treatment of B-cell lymphoma in dogs. This product is licensed in the United States and Canada to NAH and has been granted a conditional approval from the USDA. Under the terms of the agreement, we receive a royalty for commercial product sales. We are responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. NAH purchases the product we manufacture at cost plus an agreed upon margin. We also acquired AT-005 for the treatment of T-cell lymphoma in dogs. This product was granted conditional approval in early 2014. We will initiate additional studies in 2014 to generate more data for our AT-005 product to help position it in cancer treatment protocols. During this time, we plan to provide commercial product to those investigating veterinarians who request AT-005 to treat additional dogs that are not eligible for our clinical studies. Since we are under a conditional approval, we anticipate that we will generate very modest revenue for AT-005 in 2014. We expect full USDA licensure for both AT-004 and AT-005 in 2015.

Cost of Product Sales

The cost of the product sold includes direct material, direct labor, and overhead cost associated with manufacturing the product and third party royalties we owe for licensed technology associated with those products that are sold commercially. Until the manufacturing technology transfer is complete for the AT-004 product, we will continue to manufacture and provide product to NAH on a cost plus margin per the license agreement. Starting in 2014, we will report the cost of the AT-005 product for the commercial sales we generate throughout the year.

Operating Expenses

The majority of our operating expenses to date have been for the licensing of and the research and development activities related to AT-001, AT-002 and AT-003.

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

During 2013, we entered into option agreements relating to three molecules and we are currently evaluating only two of the molecules. The exclusive option programs will expire in 2014 if not exercised, based upon the terms of the agreements. For each of the remaining two options, we anticipate making an opt-in/opt-out decision in the first half of 2014.

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

In-Process Research and Development Expense

In-process research and development (IPR&D) expense consists of costs associated with acquired in-licensed technology, including upfront and milestone payments. As this technology has not reached technological feasibility in animal health indications and has no alternative future use in the field of animal health, it is expensed upon acquisition.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term marketable securities.

Interest Expense

We have not historically incurred interest expense. However, in March 2013, we borrowed $5.0 million under our credit facility and in October 2013, we borrowed an additional $10.0 million under our credit facility, and we incur interest expense associated with those borrowings. A more detailed description of our credit facility is available under the caption “Liquidity and Capital Resources.”

Other Income

Other income consists primarily of amounts received under a research and development voucher program grant agreement with the Kansas Bioscience Authority (“KBA”), which was executed in March 2012. We are eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. From inception through December 31, 2013, we have received $0.6 million under this agreement.

In addition to the KBA grant reimbursements, we also recognized a small amount of other income from the sublease of our New York, New York office space.

Income Taxes

As of December 31, 2013, we had federal and state net operating loss carryforwards of $12.8 million and $12.8 million, respectively, and federal and state research and development tax credit carryforwards of $0.5 million and $0.4 million, respectively. As of December 31, 2012, we had not recorded any U.S. federal or state income tax benefits for the losses or research and development tax credits as they have been offset in full by valuation allowances. On October 15, 2013, we acquired Vet Therapeutics. As a result of the acquisition, the company recognized approximately $15.7 million of net deferred tax liability primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered a source of taxable income in determining the realizability of the Company’s deferred tax assets. As such, the Vet Therapeutics acquisition impacted our assessment of the valuation allowance recorded against our deferred tax assets. As a result of this assessment, during the three months ended December 31, 2013, we released our valuation allowance recorded against federal deferred tax assets and recorded an income tax benefit of approximately $15.5 million in our consolidated statement of operations.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements appearing elsewhere in this filing, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our consolidated financial statements.

Business Combination

On October 15, 2013, we acquired Vet Therapeutics, a San Diego, California based company with a proprietary antibody-based biologics platform. This acquisition further expanded the existing our pipeline and will significantly accelerate our pathway toward becoming a commercial-stage pet therapeutics company. The preliminary aggregate purchase price was approximately $51,515, which consisted of $30,005 in cash, 624,997 shares of our common stock with an acquisition date fair value of $14,700, a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014, and a contingent consideration of up to $5,000 with an acquisition fair value of $3,810. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and is subject to prepayment in the event of specified future equity financings by us. We could have to pay up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for AT-004.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain.

We generally employ the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis. We are not aware of any information that indicates the final fair value analysis will differ materially from the preliminary estimates.

We agreed to pay up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for AT-004. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. This resulted in aggregate contingent purchase consideration of $3,810. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. At each reporting date, we revalue the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in the consolidated statements of operations until actual settlement occurs.

Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Impairment of Intangible Assets and Goodwill

IPR&D is assessed for impairment at least annually. In addition, we review intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on intangible assets.

We will conduct our first goodwill impairment test during the third quarter of 2014. We have one operating segment which is comprised of one reporting unit. Consequently, the fair value of our outstanding shares would have to decline below the carrying value of the Company in order for a second level of analysis to be performed. In the further analysis, step two, if required, the fair value of our outstanding shares would be compared to the fair value of all of our assets and liabilities in order to measure impairment, if any.

Research and Development

As part of the process of preparing our consolidated financial statements, we are required to estimate accrued research and development expenses. Examples of estimated accrued expenses include fees paid to clinical research organizations (“CROs”), in connection with target animal studies, to investigative sites in connection with target animal studies, to contract manufacturers in connection with the production of active pharmaceutical ingredient, and formulated drug, and to other parties for outsourced chemistry services.

We review new and open contracts and communicate with applicable internal and vendor personnel to identify services that have been performed on our behalf and estimate the level of service performed and the associated costs incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost for accrued expenses. The majority of our service providers invoice us monthly in arrears for services performed or as milestones are achieved in relation to our contract manufacturers. We make estimates of our accrued expenses as of each consolidated balance sheet date.

We base our accrued expenses related to target animal studies on our estimates of the services received and efforts expended pursuant to contracts with CROs that conduct and manage target animal studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of animals and the completion of development milestones. We estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related expense accrual accordingly on a prospective basis. If we do not identify costs that have been incurred or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not made any material adjustments to our estimates of accrued research and development expenses or the level of services performed in any reporting period presented.

Stock-Based Compensation

The methodology we use in measuring stock-based compensation expense is described below. The value of stock-based awards is determined based on the quoted market price of our common stock.

We measure stock-based awards granted to employees and directors at fair value on the date of grant and recognize the corresponding compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Stock-based compensation related to restricted stock awards is based on the market value of our common stock on the date of grant and is recognized as expense, net of forfeitures, ratably over the requisite service period. Generally, we issue stock-based awards with only service-based vesting conditions and record compensation expense for these awards using the straight-line method. Our intention is to grant stock-based awards with exercise prices equivalent to the fair value of our common share as of the date of grant.

We account for all stock-based awards issued to non-employees based on the fair value of the award on each measurement date. Stock-based awards granted to non-employees are subject to revaluation at each reporting date over their vesting terms. As a result, the charge to operations for non-employee awards with vesting conditions is affected each reporting period by changes in the fair value of our common stock.

The fair value of each stock-based award is estimated using the Black-Scholes option-pricing model. We have historically been a private company and lack company-specific historical and implied volatility information. Therefore, we estimate our expected volatility based on the historical volatility of our publicly-traded peer companies and expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded common stock price. The expected term of our awards has been determined utilizing the “simplified” method as we do not have sufficient historical experience for option grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions we used to determine the fair value of stock-based compensation granted in each period were as follows, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Risk-free interest rate	1.59%	0.90%	1.94%
Expected term (in years)	6.1	6.0	5.8
Expected volatility	66%	67%	67%
Expected dividend yield	0%	0%	0%

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be different from what we have recorded in the current period. We had an aggregate of $6,475 and $1,715 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of December 31, 2013, which is expected to be recognized over a weighted-average of 3.58 years.

Income Taxes

We account for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities, other than those arising from business combinations, are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future sources of taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act (“JOBS Act”), was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable.

In addition, we are in the process of evaluating the benefits of relying on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an “emerging growth company” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, and (ii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our initial public offering, which such fifth anniversary will occur in 2018, or until we no longer meet the requirements of being an “emerging growth company,” whichever is earlier.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

	YEAR ENDED DECEMBER 31,
	2013	2012
	(Dollars in thousands)
Revenues:
Licensing revenue	$15	$—
Product sales	108	—
Costs and expenses:
Cost of product sales	108	—
Research and development	10,925	7,291
General and administrative	8,572	2,987
In-process research and development	—	1,500
Amortization of acquired intangible assets	380	—
Other income
Interest income	75	21
Interest expense	(432)	—
Other income	478	121
Income tax benefit	15,455	—

Revenue

With the purchase of Vet Therapeutics, we acquired AT-004 for the treatment of B-cell lymphoma in dogs. This product is licensed in the United States and Canada to NAH and has been granted a conditional approval from the USDA. Under the terms of the agreement, we receive a royalty for commercial product sales. We are responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. NAH purchases the product we manufacture at cost plus an agreed upon margin. We also acquired AT-005 for the treatment of T-cell lymphoma in dogs. This product was granted conditional approval in early 2014. We will initiate additional studies in 2014 to generate more data for our AT-005 product to help position it in cancer treatment protocols. During this time, we plan to provide commercial product to those investigating veterinarians who request AT-005 to treat additional dogs that are not eligible for our clinical studies. Since we are under a conditional approval, we anticipate that we will generate very modest revenue for AT-005 in 2014. We expect full USDA licensure for both AT-004 and AT-005 in 2015.

Cost of Product Sales

The cost of the product sold includes direct material, direct labor, and overhead cost associated with manufacturing the product and third party royalties we owe for licensed technology associated with those products that are sold commercially. Until the manufacturing technology transfer is complete for the AT-004 product, we will continue to manufacture and provide product to NAH on a cost plus margin per the license agreement. Starting in 2014, we will report the cost of the AT-005 product for the commercial sales we generate throughout the year.

Research and development expense

	YEAR ENDED DECEMBER 31,		% CHANGE
	2013	2012
	(Dollars in thousands)
Outsourced development costs
AT-001	$3,437	$2,556	34.4%
AT-002	2,479	3,611	(31.3)%
AT-003	611	—	NM
Personnel costs	2,676	846	216.3%
Other costs	1,722	278	519.4%

Total research and development	$10,925	$7,291	49.8%

Research and development expense increased by $3.6 million for the year ended December 31, 2013 as compared to 2012. This increase was primarily due to a $1.8 million increase in personnel costs as a result of increased staffing, a $1.4 million increase in other costs primarily related to three option programs to in-license new compounds, a $0.9 million increase in outsourced development costs related to development of AT-001, and a $0.6 million increase in outsourced development costs related to commencement of development of AT-003. This increase is partially offset by a decrease of $1.1 million in outsourced development costs relating to AT-002. AT-002 incurred increased clinical study costs during the period and decreased manufacturing cost as compared with the comparable period in 2012.

We expect research and development expense will increase for the foreseeable future as we continue to increase our staffing, commence pivotal field effectiveness studies and further develop our compounds and the additional compounds we acquired from Vet Therapeutics and Okapi Sciences. At this time, due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates. We expect to fund our research and development expenses from our cash and cash equivalents, a portion of the net proceeds from our offerings and any future collaboration arrangements. We cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

General and administrative expense

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
General and administrative	$8,572	$2,987	186.9%

General and administrative expense increased by $5.6 million for the year ended December 31, 2013 compared to 2012. This increase was primarily due to a $1.5 million increase in professional fees associated with the higher costs of public company requirements, $1.3 million in costs associated with our commercial infrastructure and business development initiatives; and a $0.9 million increase in personnel-related costs, which was the result of increased staffing, higher salaries, employee benefits, travel and supplies. We expect general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of AT-001, AT-002, AT-003, and AT-005, biologics and other development programs. These expected increases will be further driven by the increased personnel, and facilities resulting from our acquisitions of Vet Therapeutics and Okapi Sciences.

In-process research and development expense

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
In-process research and development expenses	$—	$1,500	NM

In-process research and development expense decreased by $1.5 million for the year ended December 31, 2013. We did not acquire any in-process research and development programs during 2013, other than those acquired in the acquisition of Vet Therapeutics, which were capitalized.

Amortization of Acquired Intangible Assets

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
Amortization of acquired intangible assets	$380	$—	NM

Amortization expense increased by $0.4 million for the year ended December 31, 2013. This increase is solely due to the acquisition of Vet Therapeutics. We identified certain intangible assets associated with AT-004 and began amortizing this intangible over its 20 year estimated useful life during the period as conditional approval had already been received.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
Interest income	$75	$21	257.1%

Interest income increased by $54,000 for the year ended December 31, 2013 compared to 2012 and primarily relates to interest earned related to deposits held at Square 1 Bank and investments in certificates of deposit.

Interest expense

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
Interest expense	$432	$—	NM

Interest expense increased by $432,000 for the year ended December 31, 2013 compared to no interest expense incurred during 2012. This increase was due to interest expense related to our credit facility, which was entered into during March 2013 and note payable associated with the acquisition of Vet Therapeutics. Accretion of the debt discount and deferred financing costs totaled $30,000, which is non-cash interest included in our interest expense above.

Other income

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
Other income	$478	$100	378.0%

Other income increased by $0.4 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This activity is related primarily to a research and development voucher program grant agreement with the KBA, which was executed in March 2012. We are eligible to receive up to $1.3 million over an estimated two-year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. From inception through December 31, 2013, we have received $0.6 million under this agreement.

Income tax benefit

	YEAR ENDED DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
Income tax benefit	$15,455	$—	NM

Income tax benefit increased by $15.5 million for the year ended December 31, 2013. This increase is solely due to the Vet Therapeutics acquisition. As a result, we recognized approximately $15.7 million of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered as a source of taxable income in determining the realizability of our deferred tax assets. As a result, the valuation allowance against our net deferred tax asset was reversed during 2013, resulting in the recognition of tax benefit of approximately $15.5 million.

Comparison of the Years Ended December 31, 2012 and 2011

	YEAR ENDED DECEMBER 31,
	2012	2011
	(Dollars in thousands)
Revenue	$—	$—
Operating expenses
Research and development	7,291	2,196
General and administrative	2,987	1,274
In-process research and development	1,500	—
Other income
Interest income	21	6
Other income	121	—

Revenue

We did not generate any revenue during either of the years ended December 31, 2012 or 2011.

Research and development expense

	YEAR ENDED DECEMBER 31,		% CHANGE
	2012	2011
	(Dollars in thousands)
Outsourced development costs
AT-001	$2,556	$1,613	58.5%
AT-002	3,611	83	NM
Personnel costs	846	397	113.1%
Other costs	278	103	169.9%
Total research and development	$7,291	$2,196	232.0%

Research and development expenses increased by $5.1 million from 2011 to 2012. This increase was primarily due to a $0.9 million increase in outsourced costs related to formulation and dose ranging studies, as well as formulation of active pharmaceutical ingredient and formulated drug development, for our AT-001 compound, a $3.5 million increase in outsourced costs related to proof of concept and pilot pharmacokinetic prototype formulation studies in both cats and dogs for our AT-002 compound, a $0.4 million increase in personnel costs allocated to research and development activities due to increased headcount and a $0.2 million increase in other costs related to regulatory fees and external consultants. Since acquiring the worldwide exclusive rights to AT-001 and AT-002 for indications in animal health in December 2010, and through December 31, 2012, we have incurred outsourced development costs of approximately $4.2 million for AT-001 and approximately $3.7 million for AT-002. As of December 31, 2012, we had not incurred any outsourced development costs for our third program, AT-003.

General and administrative expense

	YEAR ENDED DECEMBER 31,		% CHANGE
	2012	2011
	(Dollars in thousands)
General and administrative	$2,987	$1,274	134.5%

General and administrative expense increased by $1.7 million from 2011 to 2012. This increase was primarily due to a $1.0 million increase in personnel-related costs, which was the result of higher salaries and employee benefits due to increased headcount; a $0.6 million net increase in consulting costs, which related to legal, accounting and tax services, as well as business development activities; and a $0.1 million increase in public relations, rent and other general and administrative expenses.

In-process research and development expense

	YEAR ENDED DECEMBER 31,		% CHANGE
	2012	2011
	(Dollars in thousands)
In-process research and development	$1,500	$—	NM

In-process research and development expense increased by $1.5 million from 2011 to 2012. We incurred no in-process research and development expense for 2011. We incurred in-process research and development expense of $1.5 million for 2012 related entirely to the exclusive license, development and commercialization agreement we entered into with Pacira in December 2012 for our AT-003 compound. On the date of purchase, this technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. As a result, the initial license fee of $1.0 million and initial milestone payment of $0.5 million were both recorded as in-process research and development expense.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	YEAR ENDED DECEMBER 31,		% CHANGE
	2012	2011
	(Dollars in thousands)
Interest income	$21	$6	NM

Interest income increased by $15,000 from 2011 to 2012. The increase primarily related to a higher average cash balance that earned interest in 2012 compared to 2011 due to the $7.7 million in gross proceeds we received from our series B convertible preferred stock financing in February 2012.

Other income

	YEAR ENDED DECEMBER 31,		% CHANGE
	2012	2011
	(Dollars in thousands)
Other income	$121	$—	NM

Other income increased by $121,000 from 2011 to 2012. This increase was primarily due to research and development expense reimbursements received under the KBA research and development grant, which totaled $0.1 million for the year ended December 31, 2012.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated significant revenue since our inception in December 2010, and as of December 31, 2013, we had a deficit accumulated during development stage of $26.5 million.

As of December 31, 2013, we had cash, cash equivalents and short-term investments of $45.8 million.

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

On October 15, 2013, we acquired Vet Therapeutics for $30.0 million in cash (subject to working capital adjustments), 624,997 shares of our common stock, and a $3.0 million promissory note maturing on December 31, 2014 at an interest rate of 7% per year, subject to prepayment in the event of specified future equity financings by us. We also agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for Vet Therapeutics’ B-cell lymphoma product.

On January 6, 2014, we acquired Okapi Sciences N.V. We paid its equity holders approximately €10.3 million (equivalent to $13.9 million) in cash and issued a promissory note for €11 million (approximately $14.9 million). The promissory note bore interest at 7% per annum payable quarterly in arrears and was scheduled to mature on

December 31, 2014, subject to mandatory prepayment in the event of an equity financing. Such an equity offering closed on February 3, 2014, as indicated below, and, in connection with that financing, the holders of the note payable related to the Okapi Sciences acquisition were repaid. We also agreed to pay up to an additional $16.3 million in cash or shares of common stock calculated in the manner specified in the purchase agreement within 90 days of the closing, subject to mandatory prepayment in cash in the event of an equity financing, which also includes the equity offering that closed on February 3, 2014. Subsequent to the equity offering this obligation was settled through the payment in cash of $15.2 million. We believe the strategic acquisition of Okapi Sciences further enhances our leadership position in pet therapeutics by bringing with it a unique combination of individuals, strong relationships with academic institutions, novel technologies and products, and favorable geographic location.

On February 3, 2014, we completed a public offering of our common stock in which we issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $5.9 million and other offering expenses of approximately $1.5 million.

As of the date of the filing of this annual report, we believe that our existing cash and cash equivalents, short-term marketable securities, which includes the net proceeds received by us in our public offering of common stock, as discussed above, and existing credit facility will allow us to fund our operations through at least December 31, 2015. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Indebtedness

In March 2013, we entered into a loan and security agreement, or credit facility, with Square 1 Bank, as lender. The credit facility originally provided for an initial term loan of $5.0 million in principal and additional term loans not to exceed $5.0 million in principal. We borrowed $5.0 million under the credit facility. On October 11, 2013, we entered into an amendment of the credit facility, or the credit facility amendment, which, among other things, increased the amount that remains available for us to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the credit facility amendment on October 11, 2013, we borrowed the total $10.0 million available under the credit facility, as amended. The term loans are to be used to supplement our growth capital needs and for general corporate purposes, and all loans funded under the credit facility mature on March 4, 2016. The credit facility is secured by substantially all of our personal property other than our intellectual property. Pursuant to the terms of the credit facility amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the credit facility, as amended, and granted a security interest in substantially all of its assets to Square 1 Bank. Pursuant to the terms of the credit facility, we are not permitted to encumber, or grant a security interest in, our intellectual property. At December 31, 2013, total borrowings under the credit facility were $15.0 million. We are obligated to make only interest payments on any loans funded under the credit facility until March 4, 2014. Thereafter, we are obligated to pay 24 consecutive equal monthly installments of principal and interest through March 4, 2016. Prior to March 4, 2014, the loans under the credit facility bear interest at a variable annual rate equal to the greater of (i) the prime rate then in effect plus 2.25% or (ii) 5.50%. On or after March 4, 2014, the loans under the credit facility bear interest at a fixed annual rate equal to the greater of (i) prime rate in effect on March 4, 2014 plus 2.25% or (ii) 5.50%.

We are obligated to pay a success fee of up to $0.3 million if we close a sale of substantially all of our assets or capital stock, or consummate a reorganization where our voting stockholders before such transaction hold less than 50% of our voting securities after such transaction.

The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. The credit facility required that, from March 4, 2013 through December 31, 2013, the cash we maintain at Square 1 Bank plus the cash available under our credit facility equal an amount that is at least four times the amount of our monthly cash burn. Under the credit facility, we are also required to maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank beginning January 1, 2014. Additionally, in conjunction with the acquisition of Okapi Sciences, we agreed to hold a minimum of $15.0 million of cash in our account at Square 1 Bank. At December 31, 2013, we were in compliance with all financial covenants.

The credit facility also includes events of default, the occurrence and continuation of any of which provide Square 1 Bank the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, our insolvency, the occurrence of a material adverse effect, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $350,000.

In October 2013, in connection with the acquisition of Vet Therapeutics, we issued to the former shareholders of Vet Therapeutics’ common stock a promissory note in the principal amount of $3.0 million with a maturity date of December 31, 2014. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and is subject to prepayment by us in the event of specified future equity financings, which includes the public offering that closed February 3, 2014.

In January 2014, in connection with the acquisition of Okapi Sciences, we issued as partial consideration for all of the outstanding capital stock of Okapi Sciences, a promissory note in the principal amount of €11.0 million (approximately $14.9 million USD) , which bears interest at a rate of 7% per annum, payable quarterly in arrears, with a maturity date of December 31, 2014, subject to mandatory prepayment by us in the event of a specified future equity financing, which includes the public offering that closed on February 3, 2014.

The promissory note payable resulting from the Vet Therapeutics acquisition of $3.0 million and accrued interest as well as the promissory note payable resulting from the Okapi Sciences acquisition of €11.0 million and accrued interest were paid in full during February 2014.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(Dollars in thousands)
Net cash used in operating activities	$(16,151)	$(7,816)	$(3,141)
Net cash used in investing activities	$(29,235)	$(1,010)	$(6,549)
Net cash provided by financing activities	$72,497	$16,797	$7,542

Net cash used in operating activities

During the year ended December 31, 2013, net cash used in operating activities was $16.2 million. We had a pretax loss of $19.7 million. Net cash used in operating activities primarily resulted from the non-cash deferred income tax benefit of $15.5 million and from the net loss of $4.3 million, which includes adjustments of a non-cash expense for stock-based compensation of $1.0 million and working capital changes of $1.8 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002, AT-003, AT-004 and AT-005 programs and our general and administrative expenses, as we had no significant revenue in the period. Net cash provided by changes in our working capital consisted primarily of an increase of $1.0 million in accounts payable, an increase of $0.2 million in accrued expenses, offset by uses of cash related to increase of $0.2 million in prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities. The increase in prepaid expenses relates primarily to research and development agreements.

During the year ended December 31, 2012, net cash used in operating activities was $7.8 million. Net cash used in operating activities primarily resulted from our net loss of $11.6 million, partially offset by net non-cash charges of $1.6 million and net cash provided from changes in operating assets and liabilities of $2.2 million. Our net losses are primarily attributed to research and development activities related to our AT-001, AT-002 and AT-003 programs and our general and administration expenses, as we had no revenue in the period. Our non-operating charges in the period consisted primarily of a charge of $1.5 million related to in-process research and development acquired from Pacira that had not yet achieved technological feasibility in animal health indications and did not have an alternative use, and $0.1 million of stock-based compensation expense. Net cash provided from changes in our operating assets and liabilities consisted primarily of increases of $0.8 million in deferred income, $1.0 million in accrued expenses and $0.5 million in accounts payable, partially offset by a $0.1 million decrease in other liabilities. The increase in deferred income relates to the upfront payment received from the RaQualia contract which will be recognized as income upon delivery of all the services required under the contract. The increases in accrued expenses and accounts payable primarily relate to the timing of payments made for our outsourced research and development activities.

During the year ended December 31, 2011, net cash used in operating activities was $3.1 million. Net cash used in operating activities primarily resulted from our net losses of $3.5 million, partially offset by net cash provided from changes in operating assets and liabilities of $0.3 million. Our net losses were primarily attributed to research and development activities related to our AT-001 and AT-002 programs and our general and administrative expenses, as we had no revenue in the period. Net cash provided by changes in our operating assets and liabilities consisted primarily of increases in accrued expenses and other liabilities of $0.4 million and $0.1 million, respectively, partially offset by a decrease in accounts payable of $0.1 million. The increase in accrued expenses and the decrease in accounts payable primarily relate to the timing of payments made for our outsourced research and development activities.

Net cash used in investing activities

During the year ended December 31, 2013, net cash used in investing activities was $29.2 million, which related to the acquisition and related expenses for Vet Therapeutics of $31.0 million, also, $6.9 million of short-term marketable securities matured, offset by the purchase of $5.2 million of marketable securities.

During the year ended December 31, 2012, net cash used in investing activities was $1.0 million. Net cash used in investing activities primarily resulted from the purchase of in-process research and development from Pacira for $1.0 million. During this period, we sold and purchased $6.6 million of marketable securities, resulting in no net change in cash.

During the year ended December 31, 2011, net cash used in investing activities was $6.5 million. Net cash used in investing activities primarily resulted from purchases of marketable securities of $6.4 million and an additional $0.1 million of cash required to collateralize our letter of credit which was classified as restricted cash.

Net cash provided by financing activities

During the year ended December 31, 2013, net cash provided by financing activities was $72.5 million. Net cash provided by financing activities primarily resulted from net proceeds of $36.9 million, net of commissions, raised in conjunction with our initial public offering, net proceeds of $19.7 million from private investment in a public entity, net proceeds of $14.9 million from our credit facility, $3.4 million raised from the private placement of our series C convertible preferred stock prior to our initial public offering of common stock, and proceeds of $0.2 million received from the exercise of stock options. This was partially offset by payments of $2.6 million related to our initial public offering.

During the year ended December 31, 2012, net cash provided by financing activities was $16.8 million. Net cash provided by financing activities primarily resulted from gross proceeds of $7.7 million raised from the private placement of our series B convertible preferred stock, partially offset by issuance costs of $0.1 million; gross proceeds of $8.7 million raised from the private placement of series C convertible preferred stock, partially offset by issuance costs of $0.1 million; proceeds received from the exercise of stock options of $0.3 million; and proceeds received from the sale of restricted stock of $0.1 million.

During the year ended December 31, 2011, net cash provided by financing activities was $7.5 million. Net cash provided by financing activities was a result of gross proceeds of $7.7 million raised from the private placement of series B convertible preferred stock, partially offset by issuance costs of $0.2 million.

Future Funding Requirements

We anticipate that we will continue to incur net losses for the next several years due to expenses for our development programs, including continuing studies in both cats and dogs for our programs in the United States and Europe and the in-licensing or acquisition of additional compounds for development as pet therapeutics.

In addition, we intend to hire additional personnel to build out a commercial sales force in the United States in anticipation of CVM approval of our products.

As of the date of the filing of this annual report, we believe that our cash and cash equivalents and short-term marketable securities, which includes the remaining net proceeds received by us in our public offering of common stock that closed on February 3, 2014, and existing credit facility will fund our operations through at least December 31, 2015. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of this filing entitled “Risk Factors.”

Our future capital requirements depend on many factors, including, but not limited to:

•	the results of our target animal studies for our current and future product candidates;

•	the amount and timing of any milestone payments or royalties we must pay pursuant to our current or future license agreements or collaboration agreements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the upfront and other payments, and associated costs, related to our identifying, acquiring and in-licensing new product candidates;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

•	whether we acquire any other companies, assets, intellectual property or technologies in the future;

•	our ability to partner with companies with an established commercial presence in Europe to provide our products in that market;

•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	whether we are required to repay amounts that we received from the KBA, repurchase the shares of our capital stock owned by the KBA or repay Kansas income tax credits allocated to some of our investors (see “—Kansas Programs”);

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	PAYMENTS DUE BY FISCAL YEAR
	TOTAL	LESS THAN 1 YEAR	1-3 YEARS	3-5 YEARS	MORE THAN 5 YEARS
	(In thousands)
Loan payable(1)	$16,079	$6,356	$9,723	$—	$—
Note payable(2)	3,210	3,210	—	—	—
Contingent consideration(3)	5,000	3,250	1,750	—	—
Early exercise of stock-based options(4)	132	57	74	1	—
Minimum royalty(5)	70	70	—	—	—
Operating leases(6)	248	149	99	—	—

Total(7)(8)(9)	$24,739	$13,092	$11,646	$1	$—

(1)	Represents the contractually required principal and interest payments on our credit facility in accordance with the required payment schedule. Amounts associated with future interest payments to be made were calculated using the interest rate in effect as of December 31, 2013, which was 5.5%.
(2)	The table above includes the promissory note issued to the former stockholders of Vet Therapeutics’ common stock in the principal amount of $3.0 million with a maturity date of December 31, 2014. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and is subject to prepayment by us in the event of specified future equity financing.
(3)	The table above includes contingent consideration agreed to by us in connection with the acquisition of Vet Therapeutics. Under the terms of the merger agreement, we agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for Vet Therapeutics’ B-cell lymphoma product (AT-004). The preliminary estimated fair value of this contingent consideration was $3.8 million and as December 31, 2013 was determined to have a fair value of $4.1 million.
(4)	Reflects the amount recorded as a liability for the early exercise of a stock-based awards. The amount will be reclassified to equity on a ratable basis as the award vests.
(5)	The table includes the minimum royalty payment due each year based upon a Commercial License Agreement with Crucell Holland B.V. (“Crucell”) under which the Company received a commercial license to prepare recombinant antibodies. The Company is required to pay single digit royalties on net product sales by the Company allocable to Crucell’s producer cells and/or producer cell know-how, if any. The Company is required to pay Crucell a minimum royalty of $70 that is subject to a yearly inflation index adjustment.
(6)	The table above includes payments for office equipment and rent for the lease of the corporate headquarters in Kansas City, Kansas through September 30, 2015 and for Vet Therapeutics in San Diego, California through March 31, 2014.

(7)	The table above excludes flat rate royalty payments and/or milestone payments of up to $18.5 million, $42.0 million, $0.0 million and $0.4 million that will become due in connection with our agreements with RaQualia, Pacira, Alere and Crucell respectively. The milestones payments will become due as we achieve regulatory and commercial milestones and the royalty payments will be paid upon product sales. We cannot estimate or predict when, or if, those amounts will become due.
(8)	The table above excludes the promissory note issued to the former stockholders of Okapi as partial consideration for all of the outstanding capital stock of Okapi in the principal amount of €11.0 million ($14.9 million), which bears interest at a rate of 7% per annum, payable quarterly in arrears, with a maturity date of December 31, 2014, subject to mandatory prepayment by us in the event of a specified future equity financing. Payments of principal and interest due in less than one year and between one to three years are €11.2 million and €0.2 million, respectively.
(9)	The table above excludes contingent consideration payable by us to the former stockholders of Okapi. Under the terms of the January 2014 purchase agreement, we agreed to pay up to an additional $16.3 million to the former stockholders of Okapi on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, which includes the public offering which closed February 3, 2014. The preliminary estimated fair value of this contingent consideration is $15.2 million. Payment of this contingent consideration is due in less than one year.

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

Pursuant to Kansas law, we may be required to repay any financial assistance received from the KBA, which may include an obligation to repurchase the shares of our capital stock purchased by the KBA, subject to the discretion of the KBA, if we relocate the operations in which the KBA invested outside of the State of Kansas within ten years after receiving such financial assistance. Further, pursuant to the agreement accompanying the voucher award, the KBA may terminate the agreement and require us to repay the grant if we initiate procedures to dissolve and wind up or if we cease operations within the State of Kansas within ten years following the final grant payment.

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

Pursuant to Kansas law, if within ten years after the receipt of financial assistance from the Kansas Department of Commerce, we do not satisfy at least one of these criteria (a) being a corporation domiciled in Kansas, (b) doing more than 50% of our business in Kansas and (c) doing more than 80% of our production in Kansas, then we may be required to repay such tax credits in an amount determined by the Kansas Department of Commerce. We believe that Kansas authorities have not provided guidance as to how the 50% or 80% criterion would be measured.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Recently Issued and Adopted Accounting Pronouncements

Intangibles—Goodwill and Other: Testing Goodwill for Impairment: In September 2011 the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result the existence of its qualitative, events and circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. This update does not change the current guidance for testing other indefinite-lived intangible assets for impairment. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this standard resulted from the Company’s business combination and did not have any impact on our financial position, results of operations, comprehensive income or cash flows as the guidance will not apply be until the first year the Company will complete a goodwill impairment test.

Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required to be reclassified under U.S. GAAP. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance revised the previous guidance issued in June 2011 that was deferred and was applicable for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.

Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the consolidated financial statements if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. These changes become effective for the Company on January 1, 2014. The Company is currently assessing the impacts, if any, of this new guidance on our financial condition, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash and cash equivalents as of December 31, 2013 consisted primarily of cash and certificates of deposit. Our primary exposure to market risk for our cash and cash equivalents is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

We have borrowed $15.0 million under our credit facility. We are obligated to make only interest payments on any loans funded under the credit facility until March 4, 2014. Thereafter, we are obligated to pay 24 consecutive equal monthly installments of principal and interest through March 4, 2016. Prior to March 4, 2014, the loans under the credit facility bear interest at a variable annual rate equal to the greater of (i) the prime rate then in effect plus 2.25% or (ii) 5.50%. On or after March 4, 2014, the loans under the credit facility bear interest at a fixed annual rate equal to the greater of (i) prime rate in effect on March 4, 2014 plus 2.25% or (ii) 5.50%. Given the amounts outstanding and available under the credit facility, and the interest rate paid to date, we do not believe a 1.0% increase in the interest rate would have a material effect on our financial condition or results of operations.

Foreign Exchange Risk

We are exposed to market risk associated with foreign currency exchange rate fluctuations, and this market risk will be further enhanced as a result of our acquisition of Okapi Sciences during 2014. We face exposure to movements in foreign currency exchange rates whenever we enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2013, 2012, and 2011, our exposure to this risk was minimal as most of our operating activities were conducted in the United States and denominated in U.S. dollars.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are listed under Item 15(a) and have been filed as part of this Annual Report on Form 10-K on the pages indicated.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information concerning the Company’s executive officers is contained in Part I of this Annual Report on Form 10-K. The rest of the information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on June 19, 2014 and which is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on June 19, 2014 and which is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on June 19, 2014 and which is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on June 19, 2014 and which is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s Annual Meeting of Stockholders scheduled to be held on June 19, 2014 and which is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
2.1†	Agreement and Plan of Merger, dated October 13, 2013, by and among Aratana Therapeutics, Inc., Vet Therapeutics, Inc., Jayhawk Acquisition Corporation and Jeffrey Miles, as stockholders’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013)

2.2	Stock Purchase Agreement, dated January 6, 2014, by and among Aratana Therapeutics, Inc., Wildcat Acquisition BVBA, the Sellers of Okapi Sciences NV listed on Annex A thereto and Thuja Capital Healthcare Fund BV, as the Sellers’ representative (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014)

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2013)

4.1	Specimen stock certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of December 28, 2012, as amended May 22, 2013 (incorporated by reference to Exhibit 10.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.1††	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.2††	Employment Agreement, dated September 6, 2012, by and between Steven St. Peter and Aratana Therapeutics, Inc., as amended April 26, 2013 (incorporated by reference to Exhibit 10.4 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.3(a)††	Employment Agreement, dated September 17, 2012, by and between Louise Mawhinney and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.3(b)††	Transition Agreement, dated November 26, 2013, by and between Louise Mawhinney and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 2, 2013)

10.4††	Employment Agreement, dated March 5, 2014, by and between Linda Rhodes and Aratana Therapeutics, Inc., (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2014)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.5††	Employment Agreement, dated December 18, 2012, by and between Julia Stephanus and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.6††	Employment Agreement, dated March 12, 2013, by and between Ernst Heinen and Aratana Therapeutics, Inc., as amended April 29, 2013 (incorporated by reference to Exhibit 10.8 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.7††	Employment Agreement, dated November 8, 2013, by and between Craig Tooman and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 14, 2013)

10.8(a)††	Aratana Therapeutics, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9(a) to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.8(b)††	Amendment No. 1 to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9(b) to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.8(c)††	Amendment No. 2 to 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9(c) to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.8(d)††	Form of Stock Option Grant Notice and Stock Option Agreement under 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.9(d) to the Company’s Registration Statement on Form S-1 filed with the SEC on March 20, 2013)

10.9(a)††	Aratana Therapeutics, Inc. 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.10(a) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 30, 2013)

10.9(b)††	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.10(b) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 30, 2013)

10.9(c)††	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2013 Incentive Award Plan (incorporated by reference to Exhibit 10.10(c) to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 30, 2013)

10.10††	Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.11 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

10.11	Lease, dated May 1, 2013, by and between MPM Heartland House, LLC and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 23, 2013)

10.12(a)	Loan and Security Agreement, dated March 4, 2013, by and between Square 1 Bank and Aratana Therapeutics, Inc.(incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.12(b)†	First Amendment and Joinder to Loan and Security Agreement, dated October 11, 2013, by and between Square 1 Bank and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013)

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.13	Kansas Bioscience Research and Development (R&D) Voucher Program Grant Agreement, dated March 6, 2012, by and between Kansas Bioscience Authority and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.14†	Exclusive IP License Agreement for RQ-00000005, dated December 27, 2010, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

10.15	First Amendment to the Exclusive IP License Agreement for RQ-00000005, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.16†	Exclusive IP License Agreement for RQ-00000007, dated December 27, 2010, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.20 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

10.17	First Amendment to the Exclusive IP License Agreement for RQ-00000007, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.18†	API Development Agreement, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc. (incorporated by reference to Exhibit 10.22 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 filed with the SEC on June 6, 2013)

10.19	Letter Agreement regarding RQ-00000008 Technology, dated July 12, 2012, by and between RaQualia Pharma Inc. and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.20†	Exclusive License, Development and Commercialization Agreement, effective as of December 5, 2012, by and between Pacira Pharmaceuticals, Inc. and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.24 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.21†	Supply Agreement, dated December 5, 2012, by and between Pacira Pharmaceuticals, Inc. and Aratana Therapeutics, Inc. (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on April 11, 2013)

10.22(a)	Share Purchase Agreement, dated October 13, 2013, by and among Aratana Therapeutics, Inc., and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2013)

10.22(b)	Amendment No. 1 to Share Purchase Agreement, dated as of October 22, 2013, by and among Aratana Therapeutics, Inc., and the entities named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2013)

10.23	Promissory Note of Wildcat Acquisition BVBA, dated January 6, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2014)

21.1	Subsidiaries of Aratana Therapeutics, Inc.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer *

32.2	Section 1350 Certification of Chief Financial Officer *

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema Document.**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**

101.DEF	XBRL Taxonomy Extension Definition.**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

101.PRE	XBRL Taxonomy Presentation Linkbase Document.**

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
**	Submitted electronically herewith. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 of this Registration Statement is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.
†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
††	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

BY:	/s/ Steven St. Peter
Steven St. Peter, M.D. President and Chief Executive Officer

Date: March 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven St. Peter Steven St. Peter, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 26, 2014

/s/ Craig Tooman Craig Tooman	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 26, 2014

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	March 26, 2014

/s/ Robert Gerber Robert “Rip” Gerber	Director	March 26, 2014

/s/ Laura A. Brege Laura A. Brege	Director	March 26, 2014

/s/ John Vander Vort John Vander Vort, Esq.	Director	March 26, 2014

/s/ Wendy L. Yarno Wendy L. Yarno	Director	March 26, 2014

/s/ Merilee Raines Merilee Raines	Director	March 26, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
ARATANA THERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3
Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011 and for the cumulative period from inception (December 1, 2010) to December 31, 2013	F-4
Consolidated Statement of Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the period from inception (December 1, 2010) to December 31, 2013	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and for the cumulative period from inception (December 1, 2010) to December 31, 2013	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aratana Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in convertible preferred stock and stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Aratana Therapeutics, Inc. and its subsidiary (a development stage company) at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years then ended and, cumulatively, for the period from December 1, 2010 (date of inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2014

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	DECEMBER 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$41,084	$13,973
Short-term marketable securities	4,670	6,382
Receivable from stockholder	1,001	650
Inventory	55	—
Prepaid expenses and other current assets	274	25
Deferred tax asset—current	1,381	—

Total current assets	48,465	21,030
Property and equipment, net	98	19
Restricted cash	—	141
Goodwill	20,796	—
Intangible assets, net	46,140	—
Other long-term assets	37	32

Total assets	$115,536	$21,222

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,307	$761
Accrued expenses	2,495	1,361
Current portion—loan payable	5,625	—
Current portion—note payable	3,000	—
Current portion—deferred licensing revenue	45	—
Current portion—contingent consideration	2,572	—
Deferred income	800	800
Other current liabilities	57	562

Total current liabilities	16,901	3,484
Loan payable	9,310	—
Contingent consideration	1,543	—
Deferred tax liability	1,666	—
Other long-term liabilities	75	96

Total liabilities	29,495	3,580

Commitments and contingencies
Series A convertible preferred stock; $0.001 par value; 10,000,000 shares authorized, 9,999,999 shares issued and outstanding at December 31, 2012, respectively (liquidation preference of $11,674)	—	9,951
Series A-1 convertible preferred stock; $0.001 par value; 2,750,000 shares authorized, 2,750,000 shares issued and outstanding at December 31, 2012 (liquidation preference of $5,500)	—	4,662
Series B convertible preferred stock; $0.001 par value; 5,166,667 shares authorized at December 31, 2012, 5,141,667 shares issued and outstanding at December 31, 2012 (liquidation preference of $7,814)	—	15,241
Series C convertible preferred stock; $0.001 par value; 3,000,000 shares authorized at December 31, 2012, 2,349,541 shares issued and outstanding at December 31, 2012 (liquidation preference of $9,404)	—	9,343

Stockholders’ equity (deficit):
Common stock; $0.001 par value; 100,000,000 and 25,016,667 shares authorized at December 31, 2013 and 2012, respectively; 23,425,487 and 830,823 shares issued and outstanding at December 31, 2013 and 2012, respectively	23	1
Additional paid-in capital	112,515	654
Deficit accumulated during the development stage	(26,497)	(22,210)

Total stockholders’ equity (deficit)	86,041	(21,555)

Total liabilities, convertible preferred stock and stockholders’ equity	$115,536	$21,222

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

				CUMULATIVE PERIOD FROM INCEPTION (DECEMBER 1, 2010) TO DECEMBER 31, 2013
	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Revenues:
Licensing revenue	$15	$—	$—	$15
Product sales	108	—	—	108

Total revenues	123	—	—	123

Costs and expenses:
Cost of product sales	108	—	—	108
Royalty expense	1	—	—	1
Research and development	10,925	7,291	2,196	20,412
General and administrative	8,572	2,987	1,274	13,142
In-process research and development	—	1,500	—	8,025
Amortization of acquired intangible assets	380	—	—	380

Total costs and expenses	19,986	11,778	3,470	42,068

Loss from operations	(19,863)	(11,778)	(3,470)	(41,945)

Other income (expense)
Interest income	75	21	6	103
Interest expense	(432)	—	—	(432)
Other income	478	121	—	599

Total other income (expense)	121	142	6	270

Loss before income taxes	(19,742)	(11,636)	(3,464)	(41,675)
Income tax benefit	15,455	—	—	15,455

Net loss and comprehensive loss	$(4,287)	$(11,636)	$(3,464)	$(26,220)

Modification of Series A convertible preferred stock	—	—	(276)
Unaccreted dividends on convertible preferred stock	—	(2,035)	(902)

Net loss attributable to common stockholders	$(4,287)	$(13,671)	$(4,642)

Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(34.53)	$(15.43)

Weighted average shares outstanding, basic and diluted	11,059,382	395,918	300,841

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in thousands, except share data)

	Series A - C Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at Inception (December 1, 2010)	—	$—	—	$—	$—	$—	$—
Issuance of common stock to founders	—	—	300,841	—	1	—	1
Issuance of Series A convertible preferred stock, net of issuance cost of $49	9,999,999	9,951	—	—	—	—	—
Issuance of Series A-1 convertible preferred stock, net of issuance cost of $13	2,750,000	4,662	—	—	—	—	—
Net loss	—	—		—	—	(6,834)	(6,834)

Balance at December 31, 2010	12,749,999	14,613	300,841	—	1	(6,834)	(6,833)
Issuance of Series B convertible preferred stock, net of issuance cost of $171	2,570,833	7,542	—	—	—	—	—
Compensation expense related to stock options	—	—		—	26	—	26
Modification of Series A convertible preferred stock	—	—		—	276	(276)	—
Net loss	—	—		—		(3,464)	(3,464)

Balance at December 31, 2011	15,320,832	22,155	300,841	—	303	(10,574)	(10,271)
Issuance of Series B convertible preferred stock, net of issuance cost of $13	2,570,834	7,699	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance cost of $55	2,349,541	9,343	—	—	106	—	106
Compensation expense related to stock options and restricted awards	—	—	15,042	—	139	—	139
Vesting of restricted stock awards	—	—	514,940	1	106	—	107
Vesting of stock awards early exercised	—	—	—	—	—	—	—
Net Loss	—	—	—	—	—	(11,636)	(11,636)

Balance at December 31, 2012	20,241,207	39,197	830,823	1	654	(22,210)	(21,555)
Issuance of Series C convertible preferred stock, net of issuance cost of $19	693,571	2,756	—	—	—	—	—
Impact of initial public offering on stockholders’ deficit:
Effect of a 1 for 1.662 reverse split on preferred stock	(8,338,699)	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(12,596,079)	(41,953)	12,596,079	13	41,940	—	41,953
Dividends for preferred shares issued upon initial public offering	—	—	755,823	1	(1)	—	—
Initial public offering of common stock, net of $5,394 of offering costs	—	—	6,612,500	6	34,274	—	34,280
Issuance of common stock relating to Vet Therapeutics, Inc. acquisition	—	—	624,997	1	14,699	—	14,700
Issuance of common stock related to private investment in public entity	—	—	1,234,375	1	19,749	—	19,750
Compensation expense related to stock options and restricted awards	—	—	—	—	1,025	—	1,025
Vesting of restricted stock awards	—	—	230,298	—	—	—	—
Vesting of stock awards early exercised	—	—	270,419	—	118	—	118
Issuance of common stock related to stock option exercises	—	—	270,173	—	57	—	57
Net loss	—	—	—	—	—	(4,287)	(4,287)

Balance at December 31, 2013	—	—	23,425,487	$23	$112,515	$(26,497)	$86,041

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	YEAR ENDED DECEMBER 31,			CUMULATIVE PERIOD FROM INCEPTION (DECEMBER 1, 2010) TO DECEMBER 31, 2013
	2013	2012	2011
Cash flows from operating activities
Net loss	$(4,287)	$(11,636)	$(3,464)	$(26,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	1,500	—	8,025
Stock-based compensation expense	1,025	106	26	1,157
Depreciation and amortization expense	395	13	4	412
Non-cash interest expense	23	—	—	23
Change in fair value of contingent consideration	305	—	—	305
Deferred income taxes	(15,455)	—	—	(15,455)
Changes in operating assets and liabilities:
Prepaid expenses	(249)	—	(4)	(274)
Other assets	(14)	(32)	(21)	(47)
Accounts payable	1,527	536	(146)	2,288
Accrued expenses and other liabilities	572	897	464	1,933
Deferred income	—	800	—	800

Net cash used in operating activities	(16,151)	(7,816)	(3,141)	(27,046)

Cash flows from investing activities
Purchases of property and equipment, net	(94)	(10)	(27)	(131)
Cash paid for acquisitions, net of cash received	(30,994)	—	—	(30,994)
Purchases of marketable securities	(5,169)	(6,627)	(6,382)	(11,551)
Proceeds from maturities of marketable securities	6,881	6,627	—	6,881
Purchase of in-process research and development	—	(1,000)	—	(7,525)
Change in restricted cash	141	—	(140)	1

Net cash used in investing activities	(29,235)	(1,010)	(6,549)	(43,319)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	—	9,951
Proceeds from issuance of Series A-1 convertible preferred stock, net of issuance costs	—	—	—	4,662
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	7,699	7,542	15,241
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	3,406	8,693	—	12,099
Proceeds from the issuance of debt, net of discount	14,914	—	—	14,914
Proceeds from issuance of restricted stock	—	139	—	139
Proceeds from stock option exercises	153	266	—	419
Repurchase, early exercised stock options	(6)	—	—	(6)
Proceeds from initial public offering, net of commission	36,897	—	—	36,897
Payments of initial public offering costs	(2,617)	—	—	(2,617)
Issuance of common stock private investment in public entity	19,750	—	—	19,750

Net cash provided by financing activities	72,497	16,797	7,542	111,449

Net increase (decrease) in cash and cash equivalents	27,111	7,971	(2,148)	41,084
Cash and cash equivalents, beginning of year	13,973	6,002	8,150	—

Cash and cash equivalents, end of year	$41,084	$13,973	$6,002	$41,084

Supplemental disclosure of cash-flow information
Cash paid for interest	$357	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Accrued third-party milestone payment	$—	$500	$—
Conversion of preferred stock into common stock	$41,953	$—	$—
Payment of dividends on preferred stock	$4,535	$—	$—
Issuance of common stock relating to Vet Therapeutics, Inc. acquisition	$14,700
Contingent consideration relating to Vet Therapeutics, Inc. acquisition	$4,115	$—	$—
Note payable relating to Vet Therapeutics, Inc. acquisition	$3,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aratana Therapeutics, Inc. (the “Company,” or “Aratana”) (a development stage enterprise) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the licensing or acquisition, development and commercialization of innovative biopharmaceutical products for cats, dogs and other companion animals. The Company has licensed and is developing three compounds: a selective prostaglandin E receptor 4, or EP4, antagonist (AT-001) for the treatment of pain and inflammation associated with arthritis in dogs and for pain management in cats; a ghrelin agonist (AT-002) for inappetence in cats and dogs; and a bupivacaine liposome injectable suspension (AT-003) for the treatment of post-operative pain in cats and dogs. With the acquisition of Vet Therapeutics Inc., (“Vet Therapeutics”) in October of 2013 (Note 17), the Company obtained a proprietary antibody-based biologics platform. Two of the development programs, a monoclonal antibody (MAB) as an aid for the treatment of canine B-cell lymphoma (AT-004) and a MAB as an aid for the treatment of canine T-cell lymphoma (AT-005), as of January 2014, had received conditional licenses from the U.S. Department of Agriculture (“USDA”). The Company’s acquisition of Okapi Sciences NV (“Okapi Sciences”) in January 2014 (Note 21) provided the Company a proprietary pet therapeutics antiviral platform.

Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, acquiring operating assets and raising capital. Accordingly, the Company is considered to be in the development stage.

The Company is subject to risks common to companies in the biotechnology and pharmaceutical industries. There can be no assurance that the Company’s licensing efforts will identify viable product candidates, that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. The Company operates in an environment of substantial competition from other animal health companies. In addition, the Company is dependent upon the services of its employees and consultants, as well as third-party contract research organizations and manufacturers.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Certain amounts have been reclassified to conform to the current year presentation.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations and has cumulative net losses of $26,220 from inception (December 1, 2010) to December 31, 2013. The Company expects that its cash and cash equivalents and short-term marketable securities, which includes the remaining net proceeds received in its public offering of common stock that closed on February 3, 2014, and existing credit facility will fund operations through at least December 31, 2015.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Cash and Cash Equivalents

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The company held no cash equivalents as of December 31, 2013 and 2012.

Marketable Securities

The Company classifies all highly liquid investments with stated maturities of greater than three months from the date of purchase as marketable securities. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and re-evaluates such designation at each consolidated balance sheet date. The Company classifies and accounts for marketable securities as available-for-sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of the risk versus reward objectives, as well as the Company’s liquidity requirements, the Company may sell these securities prior to their stated maturities. These securities are viewed as being available to support current operations. As a result, the Company classifies securities with maturities beyond 12 months as current assets under the caption short-term marketable securities in the consolidated balance sheet. The Company reports available-for-sale investments at fair value as of each consolidated balance sheet date and records any unrealized gains and losses as a component of stockholders’ equity (deficit). At December 31, 2013 and 2012, the fair value of marketable securities approximated par value and as such, no gains or losses were recorded as a component of other comprehensive income. No marketable securities were held as of December 31, 2011. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and recognizes the impairment by releasing other comprehensive income to the consolidated statement of operations. There were no such adjustments necessary during the years ended December 31, 2013 and 2012 or the cumulative period from inception (December 1, 2010) to December 31, 2013.

Inventory

Inventory is stated at the lower of cost (specific identification) or market and are made up of raw material, work-in-process and finished goods. The cost elements of work-in-process and finished goods inventory consist of raw material, direct labor and manufacturing overhead. Inventory acquired in business combinations is recorded at fair value as of acquisition date.

Property and Equipment

The Company records property and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination, less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory and office equipment	3–5 years
Computer equipment	3–5 years
Furniture	3–7 years

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. Fully depreciated property and equipment that are still in use remain on the books until disposal or retirement. When property and equipment are retired or disposed of, the cost and respective accumulated depreciation are removed from the books. Any gain or loss on disposal is recorded in the consolidated statement of operations.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s business combination (Note 17) and represents the difference between the purchase price and the estimated fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

The Company will test goodwill at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate impairment may exist. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

Impairment charges related to goodwill have no impact on the Company’s compliance with financial covenants.

The Company will conduct its first goodwill impairment test during the third quarter 2014. The Company has one operating segment which is comprised of one reporting unit. Consequently, the fair value of the Company would have to decline below the carrying value of the Company in order for a second level of analysis to be performed. In the further analysis, step two, if required, the fair value of the Company would be compared to the fair value of all assets and liabilities of the Company in order to measure impairment, if any.

Intangible Assets

The Company’s intangible assets consist of intellectual property rights acquired for currently marketed products and intellectual property rights acquired for in-process research and development. All of the Company’s intangible assets were recorded in connection with the Company’s business combination (Note 17). The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives once the acquired technology is developed into a commercially viable product.

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the time the intangible assets are estimated to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method.

IPR&D is assessed for impairment at least annually and the Company will perform its first impairment test during the third quarter 2014. In addition, the Company will evaluate intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the product or product candidate in relation to expectations, significant negative industry or economic trends affecting market size, significant changes in cost or time to develop, obtain regulatory approval and commercialize the product, and significant changes or planned changes in the use of the assets. If indicators of impairment are present with respect to intangible assets used in operations and undiscounted future cash flows are not expected to be sufficient to recover the assets’ carrying amount, additional analysis is performed as appropriate and the carrying value of the intangible assets is reduced to the estimated fair value, if this is lower, and an impairment loss is charged to expense in the period the impairment is identified.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Business Combinations

The Company’s business acquisition was made at a price above the fair value of the assets acquired and liabilities assumed, resulting in goodwill, based on the Company’s expectations of synergies and other benefits of combining the business. These synergies and benefits include elimination of redundant facilities, functions and staffing; use of the Company’s existing commercial infrastructure to expand sales of the products of the acquired businesses; and use of the commercial infrastructure of the acquired businesses to expand product sales in a cost-efficient manner.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain.

The Company generally employs the income method to estimate the fair value of intangible assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying product life cycles, economic barriers to entry, a brand’s relative market position and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis. The Company is not aware of any information that indicates the final fair value analysis will differ materially from the preliminary estimates.

Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. At each reporting date, we revalue the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in the consolidated statements of operations until actual settlement occurs.

Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Deferred Public Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should it no longer be considered probable that the equity financing will be consummated, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statement of operations. The Company recorded $33 and $0 deferred offering costs as of December 31, 2013 and 2012, respectively.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the consolidated financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Debt Issuance Costs, net

Debt issuance costs, net represent legal and other direct costs related to the Company’s Credit Facility (Note 9). These costs are recorded as debt issuance costs on the consolidated balance sheet at the time they are incurred and are amortized to interest expense through the scheduled final principal payment date. The Company recorded $83 of debt issuance costs during the year ended December 31, 2013 and recognized $33 expense related to debt issuance costs during the year ended December 31, 2013. The Company did not record any debt issuance costs and did not recognize any interest expense during the years ended December 31, 2012 and 2011.

Revenue Recognition

The Company is a development stage enterprise and has not generated any significant revenue since inception.

The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an agreement or arrangement;

•	delivery of products has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed or determinable; and

•	collectability is reasonably assured.

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales - Revenue for the sale of products is recognized when delivery has occurred and substantially all the risks and rewards of ownership have been transferred to the customer.

(ii) Royalty revenue - Royalty revenue relating to the Company’s out-licensed technology is recognized when reasonably estimable. The revenues are recorded based on estimates of the licensee’s sales that occurred during the

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

relevant period. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically in the following quarter. If the Company is unable to reasonably estimate royalty revenue or do not have access to the information, then the Company records royalty revenue on a cash basis.

(iii) Licensing revenues - Revenues derived from product out-licensing arrangements typically consist of an initial up-front payment on inception of the license and subsequent milestone payments contingent on the achievement of certain clinical and sales milestones. Product out licensing arrangements may require the Company to provide multiple deliverables to the licensee which would require the total selling price to be allocated between each of the separable elements in the arrangement using the relative selling price method. An element is considered separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development costs are wages, stock-based compensation and employee benefits, and other operational costs related to the Company’s research and development activities, including facility-related expenses, external costs of outside contractors engaged to conduct both preclinical and clinical studies and allocation of corporate costs. Payments received from external parties to fund the Company’s research and development activities are used to reduce the Company’s research and development expenses. If in-process research and development is acquired in an asset purchase then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program grants awards that may consist of stock options and restricted stock awards. The fair values of stock option grants are determined as of the date of grant using the Black-Scholes option pricing method. This method incorporates the fair value of the Company’s common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the historic volatility of publicly-traded peer companies, expected dividend yield, and expected term of the options. The fair values of restricted stock awards are determined based on the fair value of the Company’s common stock. Prior to the Company’s initial public offering of its common stock in June 2013, the fair value of the common stock was determined by management and the board of directors, on the date of grant. The fair values of the stock-based awards, including the effect of estimated forfeitures, are then expensed over the requisite service period, which is generally the award’s vesting period. The Company classifies stock-based compensation expense in the consolidated statement of operations in the same manner in which the respective award recipient’s payroll costs are classified.

For stock-based awards granted to consultants and nonemployees, compensation expense is recognized over the period during which services are rendered by such consultants and nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option pricing model.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

For stock-based awards granted to employees, the Company allows employees to exercise certain awards prior to vesting. However, the employee may not sell or transfer these awards prior to vesting. For most of these awards, the Company has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock upon termination of employment or service at the lesser of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. If a stock option is early exercised in this circumstance, the consideration received for an exercise of an option is considered a deposit of the exercise price, and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity as the award vests. The Company has 90 days from the effective termination of employment or service to repurchase unvested shares that are issued upon the exercise of a stock option prior to its vesting. If, after 90 days, the Company has elected not to repurchase the unvested shares, the shares would become vested in full. The Company would then apply modification accounting and any resulting compensation expense would be immediately recognized related to the award. Upon vesting, these shares would be considered issued and outstanding shares of common stock.

In addition, the Company has granted restricted stock awards subject to repurchase to three employees under which the Company has the right, but not the obligation, upon termination of the holder’s employment or service, to repurchase unvested shares at the greater of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination (Note 14).

Comprehensive Loss

For the years ended December 31, 2013, 2012, and 2011 and the cumulative period from inception (December 1, 2010) through December 31, 2013, there was no difference between net loss and comprehensive loss.

Net Loss Per Share

The Company follows the two-class method when computing net loss per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common stockholders resulting from preferred stock dividends, accretion or modifications, net losses are not allocated to participating securities. The Company reported a net loss attributable to common stockholders in each of the years ended December 31, 2013, 2012 and 2011.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net loss per share attributable to common stockholders is computed by

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potentially dilutive securities. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since their impact would be anti-dilutive to the calculation of net loss per share. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for each of the years ended December 31, 2013, 2012 and 2011.

Concentration of Credit Risk and of Significant Suppliers and Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and marketable securities. At December 31, 2013 and 2012, all of the Company’s marketable securities were invested in Certificates of Deposit (“CDs”) insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company also generally maintains balances in various operating accounts in excess of federally insured limits at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients (“API”), and formulated drugs related to these programs. These programs would be adversely affected by a significant interruption in the supply of API. As of December 31, 2013 and December 31, 2012, the Company had one customer.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. A fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last is considered unobservable, is used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs (other than Level 1 quoted prices) such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a pet therapeutics company developing compounds to address unmet and under-served medical needs in companion animals. All assets were held in the United States as of December 31, 2013 and December 31, 2012.

Recently Issued and Adopted Accounting Pronouncements

Intangibles—Goodwill and Other: Testing Goodwill for Impairment: In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

impairment. This guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result the existence of its qualitative ,events and circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. This update does not change the current guidance for testing other indefinite-lived intangible assets for impairment. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this standard resulted from the Company’s business combination and did not have any impact on the Company’s financial position, results of operations, comprehensive income or cash flows as the guidance will not apply until the first year the Company will complete a goodwill impairment test.

Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the FASB issued guidance requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount is required to be reclassified under GAAP. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance revised the previous guidance issued in June 2011 that was deferred and was applicable for the Company for interim and annual periods beginning on January 1, 2013. The adoption of this guidance did not have a material impact on its financial condition, results of operations or cash flows.

Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the consolidated financial statements if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. These changes become effective for the Company on January 1, 2014. The Company is currently assessing the impacts, if any, of this new guidance on the Company’s financial condition, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities

As of December 31, 2013 and 2012 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	CARRYING VALUE	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2013 USING:
		LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Marketable securities	$4,670	$—	$4,670	$—	$4,670

	$4,670	$—	$4,670	$—	$4,670

Liabilities:
Contingent consideration(1)	$4,115	$—	$—	$4,115	$4,115

	$4,115	$—	$—	$4,115	$4,115

	CARRYING VALUE	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2012 USING:
		LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Marketable securities	$6,382	$—	$6,382	$—	$6,382

	$6,382	$—	$6,382	$—	$6,382

(1)	Contingent consideration consists of current portion: $2,572 and long term contingent consideration: $1,543 on the consolidated balance sheet.

Certain estimates and judgments were required to develop the fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Marketable securities—the fair value of marketable securities has been estimated based on quoted prices in active markets for similar securities or identical assets in markets that are not active.

•	Contingent consideration—the fair value of the contingent consideration payable has been estimated using the income approach (using a probability weighted discounted cash flow method).

During the years ended December 31, 2013 and 2012, there were no transfers between Level 1, Level 2 and Level 3.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

2013
Balance at beginning of period	$—
Initial recognition of contingent consideration payable	3,810
Expense recognized in the consolidated statement of operations (within general and administrative) due to change in fair value during the period	305

Balance at end of period	$4,115

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial liabilities:	FAIR VALUE AT MEASUREMENT DATE
At December 31, 2013	Fair value	Valuation technique	Significant unobservable inputs	Range	(Weighted Average)
Contingent consideration	$4,115	Income approach (probability weighted discounted cash flow)	Probability of milestones being achieved	3.80% to 95.00%	(71.44%)

			Assumed market participant discount rate	5.50%

			Periods in which milestones are expected to be achieved	2014 to 2015

Contingent consideration payable represents the future amount the Company may be required to pay in conjunction with the Vet Therapeutics acquisition (Note 17). The amount of contingent consideration which may ultimately be payable by the Company in relation to Vet Therapeutics acquisition is dependent upon the achievement of specified future milestones, such as certain regulatory and manufacturing milestones for AT-004. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related amount contingent consideration at each consolidated balance sheet date.

The fair value of the Company’s contingent consideration payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones are specific to the contingent consideration payable. The assumptions include, among other things, the

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

probability and expected timing of certain milestones being achieved. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair value as at December 31, 2013 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	DECEMBER 31, 2013
Year to	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)(1)	$14,935	$15,040

(1)	Loan payable consists of Current portion—loan payable: $5,625 in Current liabilities and Loan payable: $9,310 on the consolidated balance sheet.

Certain estimates and judgments were required to develop the fair value amounts. The fair value amount shown above is not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Loan payable—discounted cash flow analysis discounted at current rates

There were no financial assets and liabilities which were not measured at fair value on a recurring basis as of December 31, 2012.

4. Marketable Securities

As of December 31, 2013 and 2012, the fair value of available-for-sale marketable securities by type of security was as follows:

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Certificates of deposit	$4,670	$—	$—	$4,670

	$4,670	$—	$—	$4,670

	DECEMBER 31, 2012
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Certificates of deposit	$6,382	$—	$—	$6,382

	$6,382	$—	$—	$6,382

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

At December 31, 2013, marketable securities consisted of investments that mature within one year. At December 31, 2012, marketable securities consisted of investments that mature within one year, with the exception of CD, which had a stated maturity within two years and an aggregate fair value of $245; this investment was classified in current assets as it is viewed as being available to support current operations.

5. Receivable from Stockholder

At December 31, 2013 and December 31, 2012, receivable from stockholder consisted of the following:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Receivable from stockholder	$1,001	$650

The receivable from stockholder as of December 31, 2013, arose from the Vet Therapeutics acquisition. In conjunction with the payment of the initial closing considerations of the acquisition, a former Vet Therapeutics equity and option shareholder, who subsequently became a Company employee, was paid $1,001 in excess of the initial closing current consideration due to the individual. Subsequent to year-end the entire amount had been remitted back to the Company.

The receivable as of December 31, 2012, arose from the December Series C convertible preferred stock offering. The entire receivable was received by the Company in January of 2013.

6. Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2013 and 2012:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Laboratory and office equipment	$90	$2
Computer equipment	40	32
Furniture	2	2
Construction in process	7	—

Total property and equipment	139	36

Less: Accumulated depreciation	(41)	(17)

Property and equipment, net	$98	$19

Depreciation expense was $16, $13, and $4 for the years ended December 31, 2013, 2012 and 2011, respectively. During the year ended December 31, 2013, $9 assets were sold for $0 gain/loss. During the years ended December 2012 and 2011, no assets were disposed of or sold.

7. Goodwill

In 2013 the Company completed its acquisition of Vet Therapeutics (Note 17). The fair value of consideration paid totaled $51,503, net of cash, which resulted in goodwill of $20,796 (see Note 17). The Company only has one operating segment.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not expected to be deductible for income tax purposes. The Company will perform its annual impairment test of the carrying value of the Company’s goodwill during the third quarter of each year.

The following is a summary of goodwill as of December 31, 2013:

	Gross Carrying Amount	Impairment Losses	Net Carrying Value
Goodwill	$20,796	$—	$20,796

No goodwill existed as of December 31, 2012.

The change in the net book value of goodwill for the year to December 31, 2013 and 2012 is shown in the table below:

	2013	2012
As of January 1	$—	$—
Acquisitions	20,796	—

As of December 31	$20,796	$—

8. Intangible assets, net

In 2013, the Company completed its acquisition of Vet Therapeutics (Note 17). The Company acquired certain identifiable intangible assets related to Vet Therapeutics’ technology.

The following is a summary of other intangible assets as of December 31, 2013:

	Gross Carrying Amount	Accumulated Amortization and Impairment Losses	Net Carrying Value	Weighted-average Useful Life
Amortized intangible assets:
Intellectual property rights acquired for currently marketed products	$36,440	$380	$36,060	20.00 years
Unamortized intangible assets:
Intellectual property rights acquired for IPR&D(1)	$10,080	$—	$10,080	20.00 years

(1)	AT-005 received a conditional license in early 2014 which will start amortization for this intangible in 2014.

No intangible assets existed as of December 31, 2012.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The change in the net book value of other intangible assets for the year to December 31, 2013 and 2012 is shown in the table below:

	2013	2012
As of January 1	$—	$—
Acquisitions	46,520	—
Amortization charged	(380)	—

As of December 31	$46,140	$—

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. Amortization expense of intangible assets amounted to $380, $0, and $0 in the years ended December 31, 2013, 2012, and 2011, respectively.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding years as of December 31, 2013:

YEAR ENDING DECEMBER 31,
2014	$1,822
2015	1,822
2016	1,822
2017	1,822
2018	1,822

9. Debt

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

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company is obligated to pay a fee of up to $250 to Square 1 Bank upon a sale of substantially all of the Company’s assets or capital stock or upon a reorganization where 100% of voting stockholders hold less than 50% of voting securities after such transaction.

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides Square 1 Bank the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $350. At December 31, 2013, the Company was in compliance with all covenants related to the Credit Facility.

Additional Term Loan

On October 11, 2013, the Company entered into an amendment of the Credit Facility (the “Credit Facility Amendment”), which, among other things, increased the amount that remains available for the Company to draw by an additional $5,000, to a total of $10,000. Simultaneously with the closing of the Credit Facility Amendment on October 11, 2013, the Company borrowed the total $10,000 available under the Credit Facility. Pursuant to the terms of the Credit Facility Amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1. At December 31, 2013, total borrowings under the Credit Facility were $15,000.

The Credit Facility Amendment also revised the terms of the Company’s financial covenant with respect to its liquidity ratio. The Company is required to maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank beginning January 1, 2014. At December 31, 2013, the Company was in compliance with all financial covenants. Additionally, in conjunction with the acquisition of Okapi Sciences, the Company agreed to hold a minimum of $15,000 of cash in its account at Square 1 Bank.

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the consolidated balance sheet net of discount of $73, related to fees assessed by the lender at the time of borrowing. On the issuance date of October 11, 2013, the Additional Term Loan was recorded in the consolidated balance sheet net of discount of $13, related to fees assessed by the lender at the time of borrowing. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the three-year term of the Initial Term Loan to the maturity date, and over the remainder of the three-year term for the Additional Term loan. At December 31, 2013, the debt discount balance totaled $53. Accretion amounts recognized as interest expense for the year ended December 31, 2013 totaled $33.

Estimated future principal payments under the Initial Term Loan are as follows:

YEARS ENDING DECEMBER 31,
2014	$5,625
2015	7,500
2016	1,875
2017	—
Thereafter	—

Total	$15,000

During the year ended December 31, 2013, the Company recognized $357 of interest expense related to the Credit Facility.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In connection with the acquisition of Vet Therapeutics, the Company executed a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and is subject to prepayment in the event of specified future equity financings by the Company (Note 17). Subsequent to the year ended December 31, 2013, the promissory note and accrued interest was paid by the Company.

The Company had no debt outstanding as of December 31, 2012.

10. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses (current), other current liabilities and other long-term liabilities consisted of the following as of December 31, 2013 and December 31, 2012:

	DECEMBER 31, 2013	DECEMBER 31, 2012
Accrued expenses:
Accrued payroll and related expenses	$1,017	$571
Accrued professional fees	600	88
Accrued minimum royalty	70	—
Accrued interest	71	—
Accrued research and development costs	662	695
Accrued other	75	7

	$2,495	$1,361
Other current liabilities:
Early exercise of stock-based awards	$57	$62
Accrued third-party license fee	—	500

	$57	$562
Other long-term liabilities:
Early exercise of stock-based awards	$75	$96

	$75	$96

11. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (the “RaQualia Agreements”), that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (AT-002) and RQ-00000007 (AT-001). The transaction was accounted for as a purchase of assets, as the acquired assets did not constitute a business under the guidance of ASC 805, Business Combinations. The Company paid cash to RaQualia as consideration for the technology licenses for AT-001 and AT-002 in the amounts of $3,000 and $4,350, respectively. In connection with the RaQualia Agreements, the Company issued 2,750,000 shares of Series A-1 convertible preferred stock to RaQualia at an issuance price of $2.00 per share and received gross proceeds of $5,500. The fair value of these shares was $4,675, or $1.70 per share, on the date of the transaction (Note 12). At the date of acquisition, this technology had not reached technological feasibility and had no alternative future use. Accordingly, in-process research and development of $6,525, the $7,350 paid, offset by the $825 excess of the cash proceeds over the fair value of the shares, was

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

expensed upon acquisition. The Company will be required to pay RaQualia milestone payments associated with AT-001 and AT-002 of up to $10,000 and $8,500, respectively, upon the Company’s achievement of certain development and regulatory milestones, as well as mid-single digit royalties on the Company’s product sales, if any. As of December 31, 2013 and December 31, 2012, the Company had not accrued or paid any milestone or royalty payments since execution of the RaQualia Agreements.

The Company does not expect to achieve any additional milestones related to the RaQualia Agreements within the next twelve months.

On July 12, 2012, the Company entered into an API Development Agreement with RaQualia (the “RaQualia API Agreement”) to develop the active pharmaceutical ingredient in relation to compound RQ-00000007 (AT-001). Under the terms of the RaQualia API Agreement, RaQualia was required to pay $800 to the Company upon execution of the agreement. The Company is also eligible to receive another $800 payment for the successful development and delivery of the API to RaQualia. The Company anticipates delivering the API to RaQualia during the second quarter of 2014. The Company has determined that its obligations under the RaQualia API Agreement to provide the API and a license to the API manufacturing process represent a single unit of account, as the manufacturing license has no value if the API cannot be produced to specification. The Company cannot reasonably estimate the effort or costs required related to its obligations under the agreement and the up-front payment may be refundable if the Company fails to perform under the contract. Accordingly, as of December 31, 2013 and 2012, the Company had recorded the $800 payment received at execution as deferred income and will not recognize the amount until the Company completes the process of delivering the API to RaQualia.

Pacira Pharmaceuticals, Inc. (“Pacira”)

On December 5, 2012, the Company entered into an Exclusive License, Development, and Commercialization Agreement with Pacira (the “Pacira Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for a bupivacaine liposome injectable suspension for the treatment of post-operative pain. Under the terms of the Pacira Agreement, the Company paid an initial license fee of $1,000. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $1,000 was expensed upon acquisition. The Company will be required to pay Pacira milestone payments of up to $42,500 upon the Company’s achievement of certain regulatory and commercial milestones, as well as tiered royalties on the Company’s product sales, if any. As of December 31, 2012, the Company had accrued $500 of those potential future milestone payments. That amount was payable upon the earlier of the dosing of the first client-owned animal in a clinical field trial or December 31, 2013. As this milestone payment was due on December 31, 2013, even if a dosing had not then commenced, it was considered to be a time-based milestone payment. Accordingly, this milestone payment was considered to be a portion of the minimum consideration paid for the acquisition of the AT-003 license and, as such, was accrued upon the execution of the Pacira Agreement. During the fourth quarter of 2013, the Company paid the $500 milestone payment.

The Company does not expect to achieve additional milestones related to the Pacira Agreement within the next twelve months.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Alere Inc. (“Alere”) (formerly Inverness Medical Innovations, Inc.)

On April 2, 2009, Vet Therapeutics entered into a Collaboration Agreement with Alere (the “Alere Agreement”) to develop monoclonial antibodies for canine CD20, a B-lymphocyte antigen and canine CD52, a CAMPATH-1 antigen. The Company is required to pay low to mid-single digit royalties on net product sales allocable to the collaboration’s monoclonial antibody targets, if any. As of December 31, 2013 the Company had recognized $1 in royalty expense related to the Alere Agreement.

Crucell Holland B.V. (“Crucell”)

On April 2, 2013, Vet Therapeutics entered into a Commercial License Agreement with Crucell (the “Crucell Commercial Agreement”), under which the Company received a commercial license to prepare recombinant antibodies. The Company is required to pay single digit royalties on net product sales by the Company allocable to Crucell’s producer cells and/or producer cell know-how, if any. The Company is required to pay Crucell a minimum royalty of $70 that is subject to a yearly inflation index adjustment. The Company may also be required to pay up to $405 in sales milestone payments, based on future sales of certain products. No accrual has been made for the milestone payments as sales milestone levels have not been achieved. As of December 31, 2013, the Company had recognized $0 in royalty expense and had accrued the minimum royalty of $70 related to the Crucell Commerical Agreement.

Novartis Animal Health, Inc. (“NAH”)

On December 6, 2012, the Company entered into an Exclusive Commercial License Agreement with NAH (the “NAH Agreement”), under which the Company granted a commercial license to NAH for AT-004 for the United States and Canada. The Company received an upfront nonrefundable payment in the amount of $2,000 and another $2,000 for obtaining a Conditional License for AT-004. The Company is entitled to another $5,000 upon the achievement of various regulatory and development milestones. As of December 31, 2013 these milestones had not been achieved. In addition, the Company will receive tiered royalties based on future net sales of AT-004 by NAH. The Company is responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. Product sold to NAH is cost plus an agreed upon margin.

As a condition of the Vet Therapeutics merger, the Company is required to remit the $5,000 in potential milestones to the former Vet Therapeutics shareholders. The Company records this contingent consideration at fair value on the consolidated balance sheet in the captions Current portion – contingent consideration and Contingent consideration.

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

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The principal terms of the License Agreement, if entered into by the Company, will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

During the year ended December 31, 2013, the Company entered into three Exclusive Option Programs. The Exclusive Option Programs will expire in 2014, based upon the terms of the agreements. The Company recognized expenses of $915 with respect to these Exclusive Option Programs as research and development expense.

No Exclusive Option Programs were entered into during the year ended December 31, 2012.

In January 2014, one of the option periods expired and the Company elected not to opt-in to the License Agreement via exercise of the option or extend the option period.

Kansas Bioscience Authority (“KBA”) Programs

On March 6, 2012, the Company was awarded a research and development grant from KBA, a non-principal owner independent entity of the State of Kansas, which could provide up to $1,333 in research and development funding to the Company over a period of approximately two years. The grant will support pre-formulation, formulation, manufacture and pivotal studies of the Company’s first two companion animal development programs, AT-001 and AT-002. The grant has an initial term of approximately 24 months ending on March 31, 2014. The Company recognizes funding received under this grant in other income when payment is received from KBA. During the year-ended December 31, 2013, income of $478 was recognized under this grant and during the year-ended December 31, 2012 income of $100 was recognized.

Further, in private offerings the Company conducted in December 2010, November 2011, February 2012 and January 2013, the Company issued to the KBA an aggregate of 500,000 shares of its Series A convertible preferred stock, 166,666 shares of its Series B convertible preferred stock and 81,037 shares of its Series C convertible preferred stock in exchange for aggregate proceeds of approximately $1,300.

Pursuant to Kansas law, the Company may be required to repay any financial assistance received from the KBA, which may include an obligation to repurchase the shares of its capital stock purchased by the KBA, subject to the discretion of the KBA, if the Company relocates the operations in which the KBA invested outside of the State of Kansas within ten years after receiving such financial assistance. Further, pursuant to the agreement accompanying the voucher award, the KBA may terminate the agreement and require the Company to repay the grant if it initiates procedures to dissolve and wind up or if it ceases operations within the State of Kansas within 10 years following the final grant payment. The Company has determined these contingencies to be within its control and will only account for the repayment of the equity and grant if it becomes probable that the Company is going to relocate the operations in which the KBA invested outside of the State of Kansas within the ten-year period or for the repayment of only the grant if it becomes probable that the Company is going to initiate procedures to dissolve and wind up or cease operations within the State of Kansas within the ten-year period.

Kansas Department of Commerce Program

In addition, 13 individual investors or permitted entity investors who purchased shares of its Series B convertible preferred stock and up to 18 individual investors or permitted entity investors who purchased shares of the Company’s Series C convertible preferred stock were allocated approximately $1,500, in the aggregate, in

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Kansas income tax credits from the Kansas Department of Commerce in connection with their purchase of such shares in private offerings.

Pursuant to Kansas law, if within ten years after the receipt of financial assistance from the Kansas Department of Commerce, the Company does not satisfy at least one of these criteria (a) being a corporation domiciled in Kansas, (b) doing more than 50% of its business in Kansas and (c) doing more than 80% of its production in Kansas, then the Company may be required to repay such tax credits in an amount determined by the Kansas Department of Commerce. The Company believes that Kansas authorities have not provided guidance as to how the 50% or 80% criterion would be measured. As long as the Company meets at least one of these criteria, it will continue to be a qualified Kansas business under applicable law; however, if the Company does not meet at least one of these criteria, it may be required to repay the tax credits received by its investors in an amount determined by the Kansas Department of Commerce. The Company determined that this is a contingency within its own control and, based on its intent to remain a qualified Kansas business, no amount has been accrued for this contingency. The Company will only account for this contingency if it becomes probable that the Company is not going to meet any of the above criteria within the ten-year period.

12. Preferred Stock

As of December 31, 2013, there were no preferred shares outstanding. The Company’s Certificate of Incorporation, as amended on July 2, 2013, authorizes the Company to issue 10,000,000 shares of $0.001 par value preferred stock. The Company’s board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of one or more series of preferred stock

As of December 31, 2012, the Company had issued Series A, Series A-1, Series B, and Series C convertible preferred stock (collectively, the “Preferred Stock) having various rights and privileges pertaining to cumulative and noncumulative dividends, voting, liquidation and redemption.

Preferred Stock consisted of the following as of December 31, 2012:

	PREFERRED STOCK AUTHORIZED	PREFERRED STOCK ISSUED AND OUTSTANDING	LIQUIDATION PREFERENCE	CARRYING VALUE	COMMON STOCK ISSUABLE UPON CONVERSION
Series A convertible preferred stock	10,000,000	9,999,999	$11,674	$9,951	6,016,849
Series A-1 convertible preferred stock	2,750,000	2,750,000	5,500	4,662	1,654,632
Series B convertible preferred stock	5,166,667	5,141,667	16,691	15,241	3,093,655
Series C convertible preferred stock	3,000,000	2,349,541	9,404	9,343	1,413,671

	20,916,667	20,241,207	$43,269	$39,197	12,178,807

In February 2013, the board of directors of the Company approved an amendment of the Company’s Certificate of Incorporation. The amendment to the Certificate of Incorporation increased the number of authorized shares of Series C Preferred Stock to 3,050,000 and decreased the number of authorized shares of Series B Preferred Stock to 5,141,667.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

On June 26, 2013, the holders of at least seventy-five percent of the then-outstanding shares of Series A Preferred Stock elected and consented to the automatic conversion of each outstanding share of Preferred Stock into shares of common stock immediately prior to the consummation of the public offering contemplated by the Company’s Registration Statement on Form S-1 (No. 333-187372).

Immediately prior to the consummation of the initial public offering, all shares of the Company’s then-outstanding convertible preferred stock and accumulated dividends automatically converted into an aggregate of 13,351,902 shares of common stock, inclusive of accumulated dividends.

Issuances

On December 27, 2010, the Company issued 9,999,999 shares of Series A convertible preferred stock (the “Series A Preferred Stock”) at an issuance price equal to $1.00 per share and received gross proceeds of $10,000. In connection with the Series A Preferred Stock financing, the Company paid issuance costs totaling $49.

On December 27, 2010, the Company issued a total of 2,750,000 shares of Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) to RaQualia at an issuance price equal to $2.00 per share and received gross proceeds of $5,500. Simultaneously, the Company used these proceeds as partial consideration to purchase intellectual property rights from RaQualia for $7,350 (Note 11). The fair value of these shares on the date of issuance was $1.70 per share for a total fair value of $4,675. Both the purchase of intellectual property rights and the sale of Series A-1 Preferred Stock, while subject to separate legal agreements, were executed in contemplation of each other. Accordingly, the Series A-1 Preferred Stock was recorded on the balance sheet at its fair value of $4,675, less issuance costs of $13, and the $825 of excess cash proceeds received from RaQualia over the fair value of the Series A-1 Preferred Stock was recorded as a reduction of the purchase price of the intellectual property purchased from RaQualia (which had the effect of reducing the in-process research and development expense recorded in the statement of operations), as the Series A-1 Preferred Stock was issued upon the simultaneous purchase of the intellectual property. The Company recorded a net charge of $6,525 to in-process research and development expense in the statement of operations to reflect the $7,350 consideration paid offset by the $825 excess of the cash proceeds received over the fair value of the shares.

The Series A-1 Preferred Stock does not have voting rights; however, it entitles the holder to a liquidation preference equal to the $2.00 original issue price per share, plus any declared and unpaid dividends. The holders of the Series A-1 Preferred Stock are entitled to receive their liquidation preference only after the holders of the Series A Preferred Stock have received their liquidation preference in full. The Series A Preferred Stock was issued at an original price per share of $1.00. As 60% of the Series A shares were issued to new investors, the $1.00 per share price was deemed to be the fair value of the Series A Preferred Stock at issuance. The Series A Preferred Stock has voting rights and entitles the holder to a liquidation preference equal to the original purchase price of $1.00 per share, plus accumulated and unpaid cumulative cash dividends, which accrue at a rate of 8% per annum, compounded annually. While the Series A-1 Preferred Stock is non-voting and junior in preference to the Series A Preferred Stock, it has a liquidation preference that is greater than that of the Series A Preferred Stock. Based on these differences, the Company determined the fair value of the Series A-1 Preferred Stock at issuance to be $1.70 per share, which was less than the $2.00 original issuance price.

On November 1, 2011 and December 2, 2011, the Company issued 2,500,000 and 70,833 shares of Series B convertible preferred stock, respectively (the “Series B Preferred Stock”), at an issuance price equal to $3.00 per share and received gross proceeds of $7,713. In connection with the 2011 Series B Preferred Stock financings,

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the Company paid issuance costs totaling $171. On February 15, 2012, the Company issued an additional 2,570,834 shares of the Series B Preferred Stock at an issuance price of $3.00 and received gross proceeds of $7,712. In connection with the 2012 Series B Preferred Stock financing, the Company paid issuance costs totaling $13.

On December 28, 2012, the Company issued 2,349,541 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) at an issuance price of $4.00 per share and received gross proceeds of $9,398, which included a shareholder receivable of $650. The $650 of proceeds not received from the Series C shareholders is recorded as a receivable in the Company’s balance sheet at December 31, 2012. The Company subsequently received a cash payment related to these proceeds in January 2013. In connection with the Series C Preferred Stock financing, the Company paid issuance costs totaling $55.

On January 30, 2013, the Company closed a second tranche of Series C Preferred Stock financing and issued 650,459 shares at a purchase price of $4.00 per share for gross proceeds of $2,602. In connection with the Series C Preferred Stock financing, the Company paid issuance costs totaling $8. The rights and preferences of the Series C Preferred Stock issued in January 2013 are identical to the rights and preferences of the Series C Preferred Stock issued on December 28, 2012 (Note 12).

On February 11, 2013, the Company closed a third tranche of Series C Preferred Stock financing and issued 43,112 shares at a purchase price of $4.00 per share for gross proceeds of $172. In connection with the Series C Preferred Stock financing, the Company paid issuance costs totaling $1. The rights and preferences of the Series C Preferred Stock issued in February 2013 are identical to the rights and preferences of Series C Preferred Stock issued on December 28, 2012 (Note 12).

On May 22, 2013, the Company effected a 1-for-1.662 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for each series of Convertible Preferred Stock (Note 12). Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.

Issuance costs incurred in the Series A, Series A-1, Series B and Series C Preferred Stock financings were recorded as a reduction to gross proceeds.

Conversion Rights

Optional Conversion

The shares of Series A, Series A-1, Series B and Series C Preferred Stock were convertible into shares of common stock at the option of the shareholders at any time after the date of issuance. Each share of Preferred Stock would be converted into shares of common stock at the applicable Series A, Series A-1, Series B and Series C conversion rate then in effect, which is calculated by dividing the original issue price by the respective conversion price. The conversion prices for Series A, Series A-1, Series B and Series C Preferred Stock was equal to $1.662 per share, $3.324 per share, $4.986 per share and $6.648 per share, respectively, and was subject to adjustments as set forth in the Company’s Certificate of Incorporation, as amended. As such, as of December 31, 2012, the shares of the Series A, Series A-1, Series B and Series C Preferred Stock were all convertible into shares of common stock on a 1-for-0.601685 basis.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Automatic Conversion

Each share of Preferred Stock would automatically be converted into shares of common stock: (i) at any time upon the affirmative election of the holders of at least 75% of the then-outstanding shares of Series A Preferred Stock, or (ii) immediately upon closing of an underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock on the NASDAQ Global Market or New York Stock Exchange in which (1) the per share price is at least $9.00 (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) and (2) the aggregate offering proceeds from the offering are at least $40,000. The conversion prices and rates for each series of Preferred Stock were the same in the event of an automatic conversion as they would have been in the event of an optional conversion.

Upon both an automatic conversion and an optional conversion, the board of directors could have elected to either pay any accumulated and unpaid dividends in cash or convert those dividends into additional shares of common stock to be determined by dividing each stockholder’s accumulated and unpaid dividends by the fair value of the Company’s common stock on the date of conversion, as determined by the board of directors.

Redemption Rights

There were no redemption rights afforded the holders of Series A, Series A-1, Series B and Series C Preferred Stock. The holders of Preferred Stock had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company. Therefore, the Series A, Series A-1, Series B and Series C Preferred Stock were classified outside of stockholders’ deficit.

Reissuance

Any shares of Series A, Series A-1, Series B or Series C Preferred Stock that are converted into common stock will be canceled and will not be reissued by the Company.

13. Common Stock

As of December 31, 2013, there were 23,425,487 shares of the Company’s common stock outstanding, net of 672,251 shares of unvested restricted common stock.

Authorized Common Stock

In February 2013, the board of directors of the Company approved an amendment of the Company’s Certificate of Incorporation and increased the number of authorized shares of common stock to 25,041,667. On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000, par value $0.001 per share.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the board of directors, if any. As of December 31, 2013 and 2012, the board of directors had not declared any dividends in any period.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Founder Shares

During the period from inception (December 1, 2010) to December 31, 2013, the Company sold 300,841 shares of common stock to its founders for cash proceeds of $500.

Stock-Based Awards

The Company issued common stock pursuant to the 2010 Equity Incentive Plan during the years ended December 31, 2013 and 2012 and the 2013 Incentive Award Plan for the year ended December 31, 2013 (Note 14). During the year ended December 31, 2013 the Company reacquired from its terminated employees 33,447 unvested shares of common that had been issued upon the exercise of a stock option prior to its vesting. During the year ended December 31, 2012, the Company did not reacquire from its terminated employees any unvested shares of common stock that had been issued upon the exercise of a stock option prior to its vesting.

Reverse Stock Split

On May 22, 2013, the Company effected a 1-for-1.662 reverse stock split of its issued and outstanding shares of common stock. No fractional shares were issued in connection with the reverse stock split. Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split.

Initial Public Offering

In July 2013, the Company completed the initial public offering of its common stock in which the Company issued and sold 6,612,500 shares of common stock at a public offering price of $6.00 per share. The Company received net proceeds of approximately $34,274 after deducting underwriting discounts and commissions of approximately $2,777 and other offering expenses of approximately $2,617.

Preferred Convertible Stock Conversion

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

Vet Therapeutics Merger

On October 15, 2013, the Company completed the acquisition of Vet Therapeutics, in which the Company issued 624,997 shares of common stock to the former equity and stock option holders of Vet Therapeutics. The fair value of the common stock at time of the acquisition was determined to be $14,700.

Private Placement

On October 13, 2013, the Company completed a private placement in which the Company issued and sold 1,234,375 shares of its common stock for $16.00 an aggregate purchase price of $19,750, or $16.00 per share.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Public Offering

On February 3, 2014, the Company completed a public offering of its common stock in which the Company issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. The Company received net proceeds of approximately $90,507 after deducting underwriting discounts and commissions of approximately $5,871 and other offering expenses of approximately $1,472.

14. Stock-Based Awards

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

The 2010 Plan permits the exercise of stock options granted under the plan before the options are fully vested. If a stock option is early exercised in this circumstance, the issued common stock is subject to restrictions on the sale or transfer by the holder that lapse according to the vesting terms of the early-exercised stock option. Unvested shares may not be sold or transferred by the holder. In the event of termination of the holder’s employment, any unvested shares received upon early exercise are subject to repurchase by the Company, typically at the lesser of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. During the year ended December 31, 2012, the Company granted two restricted stock awards that were subject to repurchase at the greater of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination.

Under the 2010 Plan, the Company has 90 days from the effective termination of the holder’s employment or service to repurchase unvested shares that are issued upon the exercise of a stock award prior to its vesting. If, after 90 days, the Company elects not to repurchase these unvested shares, the shares become vested in full. The Company would then apply modification accounting and any resulting compensation expense would be immediately recognized related to the award. Upon vesting, these shares would be considered issued and outstanding shares of common stock.

Retrospective Reassessment of the Fair Value of Common Stock

As required by the 2010 Plan, the exercise price for awards granted is not to be less than the fair market value of common stock as estimated by the Company’s board of directors as of the date of grant. The Company values its ordinary shares by taking into consideration its most recently available valuation of common stock performed by management and the board of directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Between October 4, 2012 and December 31, 2012, the board of directors granted stock options for the purchase of 87,241 shares of common stocks with a weighted-average exercise price of $0.40 per share based on its determination of the value of common stock as of the date of grant. On February 28, 2013, the board of directors approved the pursuit of an initial public offering of the Company’s common stock. As a result, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2012, the Company reexamined, for financial reporting purposes only, the fair value of common stock during 2012. In connection with that reexamination, the Company determined that a retrospective valuation of the fair value of common stock as of October 4, 2012 was

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

appropriate due to the acceleration of the timeframe to a potential liquidity event, the proposed initial public offering, which had not been contemplated in the original determination of the fair value of the Company’s stock options granted on or after October 4, 2012. Based on this analysis, the fair value of common stock was determined to be $1.06 at October 4, 2012 and $2.59 at December 22, 2012 and remained unchanged through December 31, 2012. As a result, the grant-date fair value of each of the awards granted on October 4, 2012 and October 23, 2012 was revalued to reflect an underlying common stock fair value of $1.06 and the grant-date fair value of each of the awards granted on December 22, 2012 was revalued to reflect an underlying common stock fair value of $2.59. The difference between the original estimated fair value and the reassessed fair value of the Company’s common stock is being, and will continue to be, recorded as additional compensation expense in the statement of operations over the requisite service periods.

Stock Options

During the years ended December 31, 2013 and 2012, the Company granted under the 2010 Plan stock options for the purchase of 231,445 and 588,775 shares of common stock, respectively, to certain employees, non-employee consultants and directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months. Awards typically expire after 10 years. The 2010 Plan allows for the early exercise of unvested stock options subject to certain restrictions, including the ability of the Company to repurchase such options upon an option holder’s termination of employment with the Company if such options have not yet vested.

At the year ended December 31, 2013, 344,745 shares of restricted common shares issued due to early exercises were unvested and subject to repurchase. Early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of December 31, 2013 and 2012, the liability related to the early exercise of awards was $132 and $158, respectively, and was recorded in other current liabilities and other long-term liabilities. During the year ended December 31, 2013, the Company repurchased 33,447 unvested shares from terminated employees. No shares were repurchased by the Company during the year ended December 31, 2012.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following table summarizes stock option activity for the years ended December 31, 2013 and 2012:

	SHARES ISSUABLE UNDER OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(IN YEARS)
Outstanding as of December 31, 2012	564,636	$0.32	9.0	$1,286
Granted	231,445	1.39
Exercised	(498,376)	0.31
Forfeited	(25,010)	0.40
Expired	(9,228)	0.43

Outstanding as of December 31, 2013	263,467	$1.25	8.94	$4,704

Options vested and expected to vest as of December 31, 2013	254,920	$1.24	8.94	$4,552
Options exercisable as of December 31, 2013	245,182	$0.92	8.91	$4,457

For the years ended December 31, 2013, 2012, and 2011, the weighted average grant date fair value of stock options granted was $2.48, $ .33 and $0.15, respectively. For the years ended December 31, 2013, 2012, and 2011, the total intrinsic value of options exercised was $4,840, $2,160 and $0 (no exercises occurred), respectively. For the years ended December 31, 2013, 2012 and 2011, the total fair value of awards vested during the period was $98, $85 and $0, respectively. The Company received cash proceeds of $153 and $266 from the exercise of stock options for the years ended December 31, 2013 and 2012, respectively, of which $97 and $266 were from the early exercise of stock options, respectively.

During August 2013, the Company modified two stock option awards granted to the Company’s former President, for the purchase of 269,817 shares of common stock in the aggregate. The modifications included the expiration of options to purchase 9,228 shares of common stock, and extended the expiration date of options from August 9, 2013 to January 31, 2014. No additional stock based compensation expense was recognized as a result of this modification.

Restricted Common Stock

The Company’s 2010 Plan provides for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting.

During the years ended December 31, 2013 and 2012, the Company issued 76,496 and 58,013 shares respectively, of restricted common stock for no proceeds. The vesting of these awards is time-based, with terms between two and four years. During the year ended December 31, 2012, the Company also sold 347,238 shares of restricted common stock to an employee. The vesting of these shares is time-based, with terms between two and four years. The Company did not record compensation expense related to this award, as the shares were sold at fair value.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The restricted common stock awards issued in 2012, are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s termination at the greater of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. The Company had concluded, that as of December 31, 2013, it is probable that one employee will be terminated. The Company, as part of the probable termination determined it would not exercise its repurchase right and the employee would receive all unvested restricted common shares at the termination of employment. For the other employee the Company concluded that it is not probable the individual will be terminated and that the repurchase right will become exercisable. As such, these restricted stock awards are classified as equity awards, and compensation expense related to them is equal to the excess, if any, of the fair value of the Company’s common stock on date of grant over the original purchase price per share, multiplied by the number of shares of restricted common stock issued. The restricted common stock awards issued in 2013, are subject to repurchase, such that the Company has the right, but not the obligation, to repurchase unvested shares upon the employee’s or non-employee director’s continuous service ending at the lesser of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. The Company has concluded, at each reporting date, that it is not probable that the employee’s and non-employee director’s continuous service will cease and that its repurchase right will become exercisable. As such, these restricted stock awards are classified as equity awards, and compensation expense related to them is equal to the excess, if any, of the fair value of the Company’s common stock on date of grant over the original purchase price per share, multiplied by the number of shares of restricted common stock issued.

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2012	390,209	$0.40
Restricted common stock issued	76,496	2.59
Restricted common stock vested	(228,965)	0.70
Restricted common stock forfeited	—	—

Unvested restricted common stock as of December 31, 2013	237,740	$0.82

For the years ended December 31, 2013, 2012, and 2011, the weighted average grant date fair value of restricted stock granted was $2.59, $0.40 and $0.00 (none issued) , respectively. For the years ended December 31, 2013, 2012, and 2011 the total fair value of restricted shares vested was $2,257, $6, and $0 (none vested) respectively. The Company received cash proceeds of $0 (none received), $139 and $0 (none issued) from the issuance of restricted common stock during the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013 and 2012, 237,740 and 390,209 shares of common stock related to restricted stock awards were unvested and subject to repurchase, respectively.

2013 Incentive Award Plan

In 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Incentive Award Plan (the “2013 Plan”) which became effective upon the effective date of the Company’s initial public offering. The 2013 Plan currently allows for the issuance of up to 983,250 shares of common stock, plus any additional shares represented by the 2010 Plan that are forfeited or lapse unexercised. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on January 1 of each calendar year beginning

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

in 2014 and ending in 2013, equal to the lesser of (i) 1,203,369 shares, (ii) 4% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (iii) and amount determined by the Board of Directors. As of December 31, 2013, there were 206,217 shares available for future grant under the 2013 Plan. On January 1, 2014 the annual increase was determined to be 963,909.

The 2013 Plan is administered by the Stock Option Committee of the Board of Directors, which selects the individuals eligible to receive awards, determines or modifies the terms and condition of the awards granted, accelerates the vesting schedule of any award and generally administers and interprets the 2013 Plan. The 2013 Plan permits the granting of incentive and nonqualified stock options, with terms of up to ten years and the granting of restricted stock, restricted stock units, performance stock awards, dividend equivalent rights, stock payments (i.e. unrestricted stock), and stock appreciation rights to employees, consultants, and non-employee directors. The 2013 Plan also provides for option grants to non-employee directors to automatically vest upon a change in control, as defined by the 2013 Plan.

Stock Options

During the year ended December 31, 2013, the Company granted under the 2013 Plan stock options for the purchase of 687,136 shares of common stock to certain employees and non-employee directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months. Awards typically expire after 10 years.

The following table summarizes stock option activity for the year ended December 31, 2013:

	SHARES ISSUABLE UNDER OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
Outstanding as of December 31, 2012	—	$—	—	$—
Granted	687,136	15.30
Exercised	—	—
Forfeited	(1,202)	6.00
Expired	—	—

Outstanding as of December 31, 2013	685,934	$15.32	9.68	$4,151
Options vested and expected to vest as of December 31, 2013	639,102	$15.27	9.68	$3,892
Options exercisable as of December 31, 2013	—	$—	—	$—

For the year ended December 31, 2013, the weighted average grant date fair value of stock options granted was $9.16. For the year ended December 31, 2013, the total intrinsic value of options exercised was $0 (no exercises occurred). The Company received no cash proceeds during the year ended December 31, 2013 from stock option exercises.

Restricted Common Stock

The Company’s 2013 Plan provides for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions, with terms between several months and four years. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The table below summarizes activity related to restricted stock for the year ended December 31, 2013:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2012	—	$—
Restricted common stock issued	91,099	18.91
Restricted common stock vested	(1,333)	8.17
Restricted common stock forfeited	—	—

Unvested restricted common stock as of December 31, 2013	89,766	$19.07

For the year ended December 31, 2013, the weighted average grant date fair value of restricted common stock granted was $18.91. For the year ended December 31, 2013, the total fair value of restricted common stock vested was $25. The Company received no proceeds for any of the restricted common stock granted during the year ended December 31, 2013.

Stock-Based Compensation

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of its publicly traded peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method as the Company has insufficient historical experience for option grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The relevant data used to determine the value of the stock option grants is as follows, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Risk-free interest rate	1.59%	0.90%	1.94%
Expected term (in years)	6.1	6.0	5.8
Expected volatility	66%	67%	67%
Expected dividend yield	0%	0%	0%

Compensation expense related to restricted stock granted to employees and non-employee directors is equal to the excess, if any, of the fair value of the Company’s common stock on date of grant over the original purchase price per share, multiplied by the number of shares of restricted common stock issued for employees. Compensation expense related to restricted stock granted to non-employee is equal to the excess, if any, of the fair value of the Company’s common stock on date of vesting over the original purchase price per share, multiplied by the number of shares of restricted common stock vesting.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

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

The Company recorded stock-based compensation expense related to stock options and restricted stock for the years ended December 31, 2013, 2012 and 2011 as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Research and development	$419	$11	$10
General and administrative	606	95	16

	$1,025	$106	$26

The Company had an aggregate of $6,475 and $1,715 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of December 31, 2013, which is expected to be recognized over a weighted average period of 3.58 years.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2013, 2012 and 2011:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Numerator:
Net Loss	$(4,287)	$(11,636)	$(3,464)
Unaccreted dividends on convertible preferred stock	—	(2,035)	(1,178)

Net loss attributable to common stockholders	$(4,287)	$(13,671)	$(4,642)

Denominator:
Weighted average shares outstanding—basic and diluted	11,059,382	395,918	300,841

Net loss per share attributable to common stockholders—basic and diluted(1)	$(0.39)	$(34.53)	$(15.43)

(1)	All per share amounts and shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

Stock options for the purchase of 1,294,146, 952,957 and 1,040,307 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2013, 2012 and 2011, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

16. Commitments and Contingencies

Operating Leases

Future minimum lease payments for operating leases as of December 31, 2013 are as follows:

YEAR ENDING DECEMBER 31,
2014	$137
2015 and thereafter	103

Total	$240

The Company leases facilities and certain operating equipment under operating expiring through 2016. The Company incurred rent expense of $177, $158 and $84 for the years ended December 31, 2013, 2012 and 2011, respectively.

Contingent Consideration Obligations

The Company determines the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from the overall likelihood of achieving certain specified future milestones, such as certain regulatory and manufacturing milestones. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement (Note 3), as defined in fair value measurement accounting. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the Company’s current borrowing rate. At each reporting date, the Company revalues the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in the consolidated statements of operations.

Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

The Company has a contractual contingent purchase price consideration obligation related to acquisitions, as follows (in thousands):

Acquisition	Acquisition Date	Acquisition Date Fair Value	Maximum Remaining Earn-out Potential as of December 31, 2013	Remaining Earn-out Period as of December 31, 2013	Estimated Fair Value as of December 31, 2013	Payments made during 2013
Vet Therapeutics	October 15, 2013	$3,810	$5,000	—	$4,115	$—

			$5,000		$4,115	$—

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its licensors are infringing their patent rights or that the

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its licensors, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, not readily quantifiable. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2013 or 2012.

17. Business Combinations

Acquisitions

Vet Therapeutics

On October 15, 2013, the Company acquired Vet Therapeutics, a San Diego, California based company with a proprietary antibody-based biologics platform. This acquisition further expanded the existing Company pipeline and will significantly accelerate Aratana’s pathway toward becoming a commercial-stage pet therapeutics company. The preliminary aggregate purchase price was approximately $51,515, which consisted of $30,005 in cash, 624,997 shares of Aratana’s common stock with an acquisition date fair value of $14,700, a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014, and a contingent consideration of up to $5,000 with an acquisition fair value of $3,810. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and is subject to prepayment in the event of specified future equity financings by the Company. The Company could have to pay up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for AT-004.

Included in the Company’s consolidated statements of operations for the year end December 31, 2013 is revenue totaling approximately $123 related to Vet Therapeutics. The amount of goodwill from this acquisition is not deductible for tax purposes.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The acquisition date fair value of the consideration transferred to the sellers of Vet Therapeutics, less cash acquired, was $51,503, which consisted of the following:

Cash consideration	$30,005
Fair value of Merger Shares	14,700
Fair value of promissory note	3,000
Fair value of contingent consideration	3,810

Fair value of total consideration	51,515
Less cash acquired	(12)

Total consideration transferred, net of cash acquired	$51,503

Fair Value of Merger Shares: The Company agreed to transfer 624,997 unregistered shares of its common stock without registration rights to former Vet Therapeutics stock and option holders. On October 15, 2013, the closing date of the Vet Merger, the fair market value of Aratana’s publicly traded common stock was $27.67 per share. In order to determine the fair value of consideration transferred to Vet Therapeutics stock and option holders related to the Merger Shares, the Company applied a discount for the lack of marketability of 15% to the Company’s closing stock price on the closing date of the Vet Merger to account for the lack of access to an active public market for these shares. This resulted in aggregate purchase consideration related to the Merger Shares of $14,700.

Fair Value of Contingent Consideration: The Company agreed to pay up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for AT-004. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. This resulted in aggregate contingent purchase consideration of $3,810. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value of contingent consideration and the associated liability will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value reflected in earnings.

The acquisition of Vet Therapeutics was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill. The assets acquired and the liabilities assumed from Vet Therapeutics have been recorded at their fair values at the date of acquisition, being October 15, 2013. The Company’s consolidated financial statements and results of operations include the results of Vet Therapeutics from October 16, 2013.

In the year ended December 31, 2013 the Company incurred expenses totaling $1,369 relating to the Vet Therapeutics acquisition, which was recorded within general and administrative expenses in the Company’s consolidated statement of operations.

The Company has preliminarily valued the acquired assets and assumed liabilities based on their estimated fair values. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters and finalization of the working capital adjustment. The preliminary fair values included in the balance sheet as of December 31, 2013 are based on the best estimates of management. The completion of the valuation may result in adjustments to the carrying value of Vet Therapeutics’ assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the October 15, 2013 acquisition date.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$12
Inventory	173
Other current assets	5
Property, plant and equipment	73
Other long-term assets	3
Identifiable intangible assets	46,520
Accounts payable and accrued expenses	(273)
Deferred revenue	(55)
Deferred tax liabilities, net	(15,739)

Total identifiable net assets	30,720
Goodwill	20,796

Total net assets acquired	51,515
Less:
Merger shares	14,700
Promissory note	3,000
Contingent consideration	3,810

Cash paid	$30,005

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition:

	FAIR VALUE	USEFUL LIFE
AT-004 (Antibody for B-cell lymphoma)	$36,440	20 years
AT-005 (Antibody for T-cell lymphoma)	10,080	20 years

Total intangible assets subject to amortization	$46,520

The identifiable intangible assets recognized by the Company as a result of the Vet Therapeutics acquisition relate to Vet Therapeutics’ technology, and consist primarily of its intellectual property related to Vet Therapeutics’ B-cell and T-cell antibodies, and the estimated net present value of future cash flows from commercial agreements related to the B-cell technology.

The Vet Therapeutics B-cell technology, which is now referred to as AT-004, was valued using the discounted cash flow method, a form of the income approach, which incorporates the estimated royalty income and milestone payments to be generated from this technology. The estimated cash flows are then discounted to present value. Accordingly, the primary components of this method consist of the determination of cash flows, the probability of achieving and the anticipated timing of the milestone payments, and an appropriate rate of return.

The Vet Therapeutics T-cell technology, which was considered in-process research and development at the acquisition date and which is now referred to as AT-005, was valued using a multi-period excess earnings

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

method, a form of the income approach, which incorporates the estimated future cash flows to be generated from this technology. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible, and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

For the B-cell technology, the Company will recognize straight-line amortization expense over the estimated useful life of the asset. The Company will not amortize the asset related to the T-cell technology until commercialization has been achieved.

The difference between the total consideration and the fair value of the net assets acquired of $20,796 was recorded to Goodwill in the consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational and strategic synergies such as advancement toward becoming a commercial company and acquiring a proprietary antibody-based biologics platform focused on the treatment of lymphoma.

Pro forma financial information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Vet Therapeutics occurred on January 1, 2012. The unaudited pro forma financial information is as follows:

	UNAUDITED
	YEAR ENDED DECEMBER 31,
	2013	2012
Revenue	$1,720	$160
Net loss	$(13,469)	$(10,303)
Net loss attributable to common stockholders	$(13,469)	$(12,338)

The pro forma financial information for all periods presented has been calculated after adjusting the results of the Company and Vet Therapeutics to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the deprecation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2012. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2012 fiscal year.

Okapi Sciences

In January 2014, the Company acquired Okapi Sciences (Note 20), a Leuven, Belgium based company with a proprietary antiviral platform and five clinical/development state product candidates. This acquisition further expanded the existing Company pipeline. The preliminary aggregate purchase price was approximately $43,965, which consisted of $13,910 in cash, a promissory note in the principal amount of $14,889 with a maturity date of December 31, 2014, and a contingent consideration of up to $16,308 with an acquisition fair value of $15,166.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

18. Income Taxes

In all periods presented, all income before income taxes was sourced from the U.S. The components of the income tax benefit (provisions) from operations are as follows:

	YEAR ENDED DECEMBER 31,
	2013		2012
Current:	$		$
Federal		—		—
State		—		—

Deferred:		—		—
Federal		12,996		—
State		2,459		—

		$15,455		$—

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012
Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	7.1	2.6
Non-deductible expenses	(2.4)	—
Research credits	0.9	0.0
Losses benefitted/(not benefitted)	38.9	(36.6)

Total	78.5%	0.0%

Net deferred tax assets as of December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Net operating loss carry forwards	$3,180	$388
Capitalized start-up costs	3,751	1,328
Tax credit carryforwards	784	71
Other temporary differences	1,421	479
Capitalized research and development, net	5,788	3,192
Intangibles, net	—	2,605
Depreciation	—	2

Total deferred tax assets	14,924	8,065
Valuation allowance	(417)	(8,065)

Net deferred tax assets	14,507	—
Intangibles, net	(14,776)	—
Depreciation	(16)	—

Total deferred tax liabilities	(14,792)	—

Net deferred tax liability	$(285)	$—

As of December 31, 2013, the Company had net operating loss carryforwards for federal and state income tax purposes of $12,832 and $12,846, respectively, which begin to expire in fiscal year 2031 and 2021, respectively.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company also has available research and development tax credit carryforwards for federal and state income tax purposes of $524 and $394, respectively, which begin to expire in fiscal year 2031 and until utilized, respectively. Approximately $4,712 of the of the federal and $5,040 of the state net operating loss carryforwards was generated from excess tax deductions from share-based payments, the tax benefit of which would be credited to additional paid-in capital when the deductions reduce cash taxes payable.

During 2012, management of the Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which were comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management considered the Company’s history of losses and concluded that it was more likely than not that the Company would not recognize the benefits of net federal and state deferred tax assets. Accordingly, a full valuation allowance of $8,065, was established at December 31, 2012. During 2013, as a result of the acquisition of Vet Therapeutics, the Company recorded approximately $15,740 of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered as a source of taxable income in determining the realizability of the Company’s deferred tax assets. The Company recognized a deferred tax benefit of approximately $15,455 due to a release of the valuation allowance against net federal deferred tax assets of $7,462, change in the state valuation allowance of $186, and current year recording of deferred tax assets in 2013 of $6,693. At December 31, 2013, the Company has a valuation allowance of $417 established against its state deferred tax assets.

Utilization of the net operating loss and research and development credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. The Company has not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to significant complexity and related costs associated with such a study.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2013 and 2012 were as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012
Valuation allowance as of beginning of year	$8,065	$3,812
Decreases recorded as income tax benefit	7,648	—
Increases recorded as income tax expense	—	4,253

Valuation allowance as of end of year	$417	$8,065

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2013 and 2012. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2013 and 2012, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

under statute from 2010 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law reinstating the federal research and development credit for the 2012 and 2013 years. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the financial statements for the interim or annual period that includes the enactment date. The deferred benefit recorded in 2013 related to the 2012 federal research and development credit was $37.

19. Related Party Transactions

MPM Asset Management, LLC

The Company entered into consulting agreements for business management activities with certain members of the Company’s board of directors. Consulting fees paid for the years ended December 31, 2013 and December 31, 2012 were $56 and $51 respectively. In September 2013, the Company terminated this services agreement.

The Company has entered into a services agreement to sublease office space (Heartland House in Kansas City, Kansas) and receive office related services from MPM Asset Management, LLC, an affiliate of two of the Company’s principal stockholders. Rent paid in each of the years ended December 31, 2013 and December 31, 2012 was $59 and $42, respectively.

The Company leases office space (Boston) and receives certain office-related services. The term of the agreement was from February 9, 2013 through December 31, 2013. Rent and services paid in the year ended December 31, 3013 was $52.

MPM Heartland House, LLC

The Company leases its corporate headquarters office space in Kansas City, Kansas from MPM Heartland House, LLC, a company in which the current Chief Executive Officer and President of the Company, also a director of the Company, is the principal owner (Note 16). Rent paid for the years ended December 31, 2013 and December 31, 2012 were $60 and $26, respectively. The current lease period is from May 1, 2013 to September 30, 2015. The rent payable under the lease is $63 per year. The Company believes the terms of the lease agreement with MPM Heartland House are no less favorable than those that the Company could have obtained from an unaffiliated third party.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and executive officers. These agreements, among other things, require the Company or will require the Company to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of the Company, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Party Transactions

The Company’s board of directors has adopted a written related person transaction policy, setting forth the policies and procedures for the review and approval or ratification of related-person transactions. This policy

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which the Company was or will be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest. In reviewing and approving any such transactions, the Company’s audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

20. Subsequent Events

Acquisition of Okapi Sciences

Okapi Sciences

In January 2014, the Company acquired Okapi Sciences, a Leuven, Belgium based company with a proprietary antiviral platform and five clinical/development state product candidates. This acquisition further expanded the existing Company pipeline. The preliminary aggregate purchase price was approximately $43,965, which consisted of $13,910 in cash, a promissory note in the principal amount of $14,889 with a maturity date of December 31, 2014, and a contingent consideration of up to $16,308 with an acquisition fair value of $15,166. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, with a maturity date of December 31, 2014, and was subject to mandatory prepayment in the event of a specified equity financing by the Company. The promissory note was paid in full after the closing of the Company’s public offering of common stock that closed on February 3, 2014. Subsequent to the equity offering this consideration was paid in cash in the amount of $15,236.

The acquisition-date fair value of the consideration transferred to the sellers of Okapi Sciences, less cash acquired, was $43,238, which consisted of the following:

Cash consideration	$13,910
Fair value of promissory note	14,889
Fair value of contingent consideration	15,166

Fair value of total consideration	43,965
Less cash acquired	(727)

Total consideration transferred, net of cash acquired	$43,238

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment shall be made in the form of shares of Aratana common stock-based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration is recorded as a liability and measured at fair value using probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in a preliminary estimated fair value of contingent consideration of $15,166. This estimate is preliminary, subject to finalization of the Company’s determination of the fair value of the contingent consideration liability as of the closing date. Significant increases or decreases in any of the probabilities of the settlement method and stock price volatility

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value of contingent consideration and the associated liability will be adjusted to fair value at each reporting date until actual settlement occurs, with the changes in fair value reflected in earnings.

The Okapi Sciences acquisition will be accounted for as purchase business combination. The assets acquired and the liabilities assumed from Okapi Sciences will be recorded at their fair values at the date of acquisition, being January 6, 2014.

The Company has preliminarily valued the acquired assets and assumed liabilities based on their estimated fair values. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters and finalization of the working capital adjustment. The completion of the valuation may result in adjustments to the carrying value of Vet Therapeutics’ assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the January 6, 2014 acquisition date.

The Company’s preliminary allocation of the purchase price to the assets acquired and liabilities assumes was as follows:

Cash	$727
Accounts receivable	72
Prepaid expenses and other current assets	666
Property and equipment	233
Other long-term assets	18
Identifiable intangible assets	29,400
Accounts payable and accrued expenses	(492)
Deferred revenue	(753)
Deferred tax liabilities, net	(3,813)
Total identifiable net assets	26,058
Goodwill	17,907

Total net assets acquired	43,965
Less:
Promissory note	14,889
Contingent consideration	15,166

Cash paid	$13,910

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition:

	FAIR VALUE	USEFUL LIFE
Ciprovir (now referred to as AT-006)	$3,400	13 years
Felivir (now referred to as AT-007)	13,500	15 years
Canilox (now referred to as AT-008)	5,300	13 years
Parvo (now referred to as AT-011)	7,200	14 years

Total intangible assets subject to amortization	$29,400

The identifiable intangible assets recognized by the Company as a result of the Okapi Sciences Acquisition relate to Okapi Sciences technology, and consist primarily of its intellectual property related to Okapi Sciences

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Ciprovir, Felivir, Canilox and Parvo programs, and the estimated net present value of future cash flows from commercial agreements related to the Ciprovir program.

All Okapi Sciences programs, which were considered IPR&D at the acquisition date, were valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from this technology. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible, and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

The Company will not amortize the assets related to the Okapi Sciences programs until commercialization has been achieved.

The preliminary valuation analysis conducted by the Company determined that the aggregate fair value of identifiable assets acquired less the aggregate fair value of identifiable liabilities assumed by the Company is less than the purchase price. As the purchase price exceeds the fair value of assets and liabilities acquired or assumed, goodwill will be recognized. Goodwill is calculated as the difference between the Okapi Sciences Acquisition-date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

Additionally, in conjunction with the acquisition of Okapi Sciences, the Company agreed to hold a minimum of $15,000 of cash in its account at Square 1 Bank. At December 31, 2013, the Company was in compliance with all financial covenants.

Public Offering

On February 3, 2014, the Company completed a public offering of its common stock in which the Company issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. The Company received net proceeds of approximately $90,507 after deducting underwriting discounts and commissions of approximately $5,871 and other offering expenses of approximately $1,472.

License Agreement and Investment

On March 19, 2014, the Company entered into a license agreement with Advaxis, Inc. to develop and commercialize four products in the treatment of cancer in dogs and cats. Advaxis’ technology enables the design of an immunotherapy that utilizes live attenuated Listeria monocytogenes bioengineered to secrete fusion proteins consisting of antigen and adjuvant molecules. Per the terms of the agreement, the Company paid an up-front license fee of $1,000. In addition, the agreement calls for milestone payments of up to $51,500 related to achievement of various U.S. and European licensures, regulatory approvals and sales levels. There are also tiered royalties payable by the Company ranging from mid-single digit to ten percent on sales of the licensed products.

Concurrent with the execution of the license agreement, the Company entered into a stock subscription agreement with Advaxis whereby the Company, for $1,500, acquired 306,122 shares of Advaxis unregistered common stock and a warrant to purchase 153,061 additional shares at an exercise price of $4.90 per share within ten years.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

21. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (2)
Net revenue	$—	$—	$—	$123
Gross profit	—	—	—	14
Net income (loss) and comprehensive income (loss)	(3,293)	(3,440)	(4,671)	7,118
Net income (loss) attributable to common stockholders	(4,066)	(4,248)	(4,671)	7,118
Basic—income (loss) per common share:
Net income (loss) per common share (1)	(4.73)	(4.62)	(0.22)	0.33
Diluted—income (loss) per common share:
Net income (loss) per common share (1)	$(4.73)	$(4.62)	$(0.22)	$0.32
Weighted average number of common shares outstanding, basic	860,350	918,397	20,806,352	21,320,775
Weighted average number of common shares outstanding, diluted	860,350	918,397	20,806,352	22,468,031 (3)

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$—	$—	$—	$—
Gross profit	—	—	—	—
Net loss and comprehensive loss	(2,245)	(2,549)	(2,637)	(4,254)
Net loss attributable to common stockholders	(2,689)	(3,071)	(3,164)	(4,747)
Basic—loss per common share:
Net loss per common share (1)	(8.94)	(10.21)	(9.64)	(6.50)
Diluted—loss per common share:
Net loss per common share (1)	$(8.94)	$(10.21)	$(9.64)	$(6.50)
Weighted average number of common shares outstanding, basic and diluted	300,841	300,841	328,101	729,778

(1)	Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with annual per share calculations described in Notes 2 (Net Loss Per Share) and 15 of its consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(2)	Included in the net income for the fourth quarter of 2013 is an income tax benefit of $15,455 related to the Vet Therapeutics acquisition and $305 of expense recorded in connection with fair value adjustments to acquisition related contingent consideration obligations.
(3)	Includes 1,147,256 dilutive shares related to employee stock compensation plans, net of assumed buy-back.