Form 10-Q
period 2014-03-31
ARATANA THERAPEUTICS, INC.
filed 2014-05-15
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 7, 2014, there were 29,447,714 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	2

	Unaudited Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013 and the cumulative period from inception (December 1, 2010) to March 31, 2014	3
	Unaudited Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2014 and 2013 and the cumulative period from inception (December 1, 2010) to March 31, 2014	4
	Unaudited Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 and the cumulative period from inception (December 1, 2010) to March 31, 2014	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
SIGNATURES		39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$76,743	$41,084
Short-term marketable securities	3,194	4,670
Accounts receivable	147	—
Receivable from stockholder	—	1,001
Inventory	125	55
Prepaid expenses and other current assets	679	274
Deferred tax asset—current	1,381	1,381

Total current assets	82,269	48,465
Property and equipment, net	366	98
Long-term marketable securities	768	—
Goodwill	38,531	20,796
Intangible assets, net	75,041	46,140
Other long-term assets	471	37

Total assets	$197,446	$115,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,382	$2,307
Accrued expenses	2,230	2,495
Current portion—loan payable	7,500	5,625
Current portion—note payable	—	3,000
Current portion—deferred licensing revenue	34	45
Current portion—contingent consideration	2,567	2,572
Deferred income	800	800
Other current liabilities	119	57

Total current liabilities	14,632	16,901
Loan payable	7,442	9,310
Contingent consideration	1,564	1,543
Deferred tax liability	4,632	1,666
Other long-term liabilities	66	75

Total liabilities	28,336	29,495

Commitments and contingencies
Stockholders’ equity :
Common stock; $0.001 par value; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 28,757,418 and 23,425,487 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	29	23
Treasury stock; 4,009 shares outstanding at March 31, 2014	(76)
Additional paid-in capital	205,306	112,515
Deficit accumulated during the development stage	(35,649)	(26,497)
Accumulated other comprehensive loss	(500)	—

Total stockholders’ equity	169,110	86,041

Total liabilities and stockholders’ equity	$197,446	$115,536

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,		CUMULATIVE PERIOD FROM INCEPTION (DECEMBER 1, 2010) TO
	2014	2013	MARCH 31, 2014
Revenues:
Licensing and collaboration revenue	$176	$—	$191
Product sales	—	—	108

Total revenues	176	—	299

Costs and expenses:
Cost of product sales	—	—	109
Royalty expense	18	—	18
Research and development	3,572	2,114	23,984
General and administrative	4,612	1,226	17,755
In-process research and development	657	—	8,682
Amortization of acquired intangible assets	539	—	919

Total costs and expenses	9,398	3,340	51,467

Loss from operations	(9,222)	(3,340)	(51,167)

Other income (expense)
Interest income	14	3	117
Interest expense	(328)	(24)	(760)
Other income (expense)	(243)	68	356

Total other income (expense)	(557)	47	(287)

Loss before income taxes	(9,779)	(3,293)	(51,454)

Income tax benefit	627	—	16,082
Net loss	$(9,152)	$(3,293)	$(35,372)

Unaccreted dividends on convertible preferred stock	—	(773)

Net loss attributable to common stockholders	$(9,152)	$(4,066)

Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(4.73)

Weighted average shares outstanding, basic and diluted(1)	26,765,565	860,350

(1)	All per share amounts and Aratana shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Net loss	$(9,152)	$(4,066)
Other comprehensive loss:
Foreign currency translation adjustments	(68)	—
Unrealized holding loss on available-for-sale securities	(432)	—

Other comprehensive loss	(500)	—

Comprehensive loss	$(9,652)	$(4,066)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED MARCH 31,		CUMULATIVE PERIOD FROM INCEPTION (DECEMBER 1, 2010) TO
	2014	2013	MARCH 31, 2014

Cash flows from operating activities
Net loss	$(9,152)	$(3,293)	$(35,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	657	—	8,682
Stock-based compensation expense	2,233	103	3,390
Depreciation and amortization expense	566	3	978
Non-cash interest expense	10	3	33
Change in fair value of contingent consideration	16	—	321
Change in fair value of derivative instruments	247	—	247
Deferred income taxes	(627)	—	(16,082)
Changes in operating assets and liabilities:
Accounts receivable	125	—	125
Inventories	(70)	—	(70)
Prepaid expenses	(378)	(24)	(652)
Other assets	(41)	29	(88)
Accounts payable	(1,285)	713	1,003
Accrued expenses and other liabilities	(494)	(654)	1,446
Deferred income	(8)	—	792
Other	(10)	—	(10)

Net cash used in operating activities	(8,211)	(3,120)	(35,257)

Cash flows from investing activities
Purchases of property and equipment, net	(67)	(8)	(198)
Cash paid for acquisitions, net of cash received	(12,294)	—	(43,288)
Purchases of marketable securities	(1,200)	(735)	(12,751)
Proceeds from maturities of marketable securities	1,476	735	8,357
Purchases of derivative instruments	(643)	—	(643)
Purchase of in-process research and development	(657)	—	(8,182)
Change in restricted cash	—	—	1

Net cash used in investing activities	(13,385)	(8)	(56,704)

Cash flows from financing activities
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	9,951
Proceeds from issuance of Series A-1 convertible preferred stock, net of issuance costs	—	—	4,662
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	—	15,241
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	3,406	12,099
Proceeds from the issuance of debt, net of discount	—	4,927	14,914
Proceeds from issuance of restricted stock	—	—	139
Repurchase of common stock	(76)	—	(76)
Proceeds from stock option exercises	45	97	464
Repurchase, early exercised stock options	—	(5)	(6)
Proceeds from public offering, net of commission	92,224	—	129,121
Payments of public offering costs	(1,727)	—	(4,344)
Cash paid for promissory notes	(18,173)	—	(18,173)
Cash paid for contingent consideration	(15,010)	—	(15,010)
Issuance of common stock private investment in public entity	—	—	19,750

Net cash provided by financing activities	57,283	8,425	168,732

Effect of exchange rate changes on cash	(28)	—	(28)

Net increase in cash and cash equivalents	35,659	5,297	76,743
Cash and cash equivalents, beginning of year	41,084	13,973	—

Cash and cash equivalents, end of year	$76,743	$19,270	$76,743

Supplemental disclosure of cash flow information
Cash paid for interest	$386	$21

Supplemental disclosure of noncash investing and financing activities:
Accrued third-party milestone payment	$—	$500

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aratana Therapeutics, Inc. (the “Company,” or “Aratana”) (a development stage enterprise) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a biopharmaceutical company focused on the licensing, development and commercialization of innovative biopharmaceutical products for cats, dogs and other companion animals and has over 15 products in development. In January, the Company received conditional license from the U.S. Department of Agriculture (“USDA”) for AT-005, an aid to the treatment of canine T-cell lymphoma. The Company’s acquisition of Okapi Sciences NV (“Okapi Sciences”) in January 2014 (Note 4) provided the Company with a proprietary pet therapeutics antiviral platform.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company only has one operating segment. All intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2014. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company is in the development stage and has incurred recurring losses and negative cash flows from operations and has cumulative net losses of $35,372 from inception (December 1, 2010) to March 31, 2014. The Company expects that its cash and cash equivalents and short-term marketable securities, which includes the remaining net proceeds received in its public offering of common stock that closed on February 3, 2014, and existing credit facility will fund operations through at least December 31, 2015.

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

Revenue Recognition

During 2013, the Company’s principal revenue streams were product sales, royalty revenue and licensing revenue. Beginning in 2014, as a result of the Okapi Sciences acquisition (Note 4), the Company will generate revenue from research and development services. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Accounting for Stock Based Compensation

In 2013, the Company used expected volatility based on the historic volatility of publicly-traded peer companies. Beginning in the first quarter of 2014, expected volatility became based on historical volatility of the Company’s stock as adequate historical data regarding the volatility of the Company’s common stock price became available.

Derivative Financial Instruments

In 2013, the Company held no derivative financial instruments. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company’s sole derivative (Note 6) has not been designated as a hedging instrument and is adjusted to fair value through current income.

Foreign Currency

During 2013, the Company had limited foreign currency exposure. With the acquisition of Okapi Sciences in 2014, the Company now is exposed to effects of foreign currency from translation. Monetary assets and liabilities in foreign currencies are translated into the functional currency of the relevant subsidiary in which they arise at the rate of exchange at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in arriving at loss from operations. The results of operations for subsidiaries, whose functional currency is not the US Dollar, are translated into the US Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income in the consolidated balance sheet. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from permanent differences in intercompany accounts. Gains and losses from permanent differences in intercompany accounts is included in a separate component of other comprehensive income.

Comprehensive Loss

For the year ended December 31, 2013, and the cumulative period from inception (December 1, 2010) through December 31, 2013, there was no difference between net loss and comprehensive loss. During the first quarter of 2014, there was a difference between net loss and comprehensive loss. The Company includes in comprehensive loss, foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets and permanent differences in intercompany accounts and unrealized holding gains and losses on available-for-sale securities.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

3. Fair Value of Financial Assets and Liabilities

As of March 31, 2014 and December 31, 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	CARRYING VALUE	FAIR VALUE MEASUREMENTS AS OF MARCH 31, 2014 USING:
		LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents	$747	$—	$747	$—	$747
Short-term marketable securities	3,194	—	3,194	—	3,194
Long-term marketable securities	768	—	768	—	768
Derivative financial instruments	396	—	396	—	396

	$5,105	$—	$5,105	$—	$5,105

Liabilities:
Contingent consideration(1)	$4,131	$—	$—	$4,131	$4,131

	$4,131	$—	$—	$4,131	$4,131

(1)	Contingent consideration consists of current portion: $2,567 and long term contingent consideration: $1,564 on the consolidated balance sheet.

	CARRYING VALUE	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2013 USING:
		LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Marketable securities	$4,670	$—	$4,670	$—	$4,670

	$4,670	$—	$4,670	$—	$4,670

Liabilities:
Contingent consideration(1)	$4,115	$—	$—	$4,115	$4,115

	$4,115	$—	$—	$4,115	$4,115

(1)	Contingent consideration consists of current portion: $2,572 and long term contingent consideration: $1,543 on the consolidated balance sheet.

Certain estimates and judgments were required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Marketable securities (short-term and long-term)—the fair value of marketable securities has been estimated based on quoted prices in active markets for similar securities or identical assets in markets that are not active.

•	Derivative financial instruments—the fair value of the derivative instruments has been estimated using a modified Black-Scholes model. Inputs into the Black-Scholes model include interest rates, stock volatilities and dividends data.

•	Contingent consideration—the fair value of the contingent consideration payable has been estimated using the income approach (using a probability weighted discounted cash flow method).

During the three months ended March 31, 2014 and year ended December 31, 2013, there were no transfers between Level 1, Level 2 and Level 3.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

2014
As of January 1	$4,115
Initial recognition of contingent consideration payable	15,166
Settlement of contingent consideration payable	(15,235)
Expense recognized in the consolidated statement of operations (within general and administrative) due to change in fair value	85

As of the end of the period	$4,131

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial liabilities:	FAIR VALUE AT MEASUREMENT DATE
At March 31, 2014	Fair value	Valuation technique	Significant unobservable inputs	Range	(Weighted Average)
Contingent consideration	$4,131	Income approach (probability weighted discounted cash flow)	Probability of milestones being achieved	3.80% to 95.00%	(71.44%)

			Assumed market participant discount rate	5.50%

			Periods in which milestones are expected to be achieved	2014 to 2015

Contingent consideration payable represents the future amount the Company may be required to pay in conjunction with the Vet Therapeutics acquisition. The amount of contingent consideration which may ultimately be payable by the Company in relation to Vet Therapeutics acquisition is dependent upon the achievement of specified future milestones, such as certain regulatory and manufacturing milestones for AT-004. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related amount contingent consideration at each consolidated balance sheet date.

The fair value of the Company’s contingent consideration payable could significantly increase or decrease due to changes in certain assumptions which underpin the fair value measurements. Each set of assumptions and milestones are specific to the contingent consideration payable. The assumptions include, among other things, the probability and expected timing of certain milestones being achieved. The Company regularly reviews these assumptions, and makes adjustments to the fair value measurements as required by facts and circumstances.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Financial assets and liabilities that are not measured at fair value on a recurring basis

The carrying amounts and estimated fair value as at March 31, 2014 and December 31, 2013 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	MARCH 31, 2014
Year to	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)(1)	$14,942	$15,000

	DECEMBER 31, 2013
Year to	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)(1)	$14,935	$15,040

(1)	Loan payable consists of Current portion—loan payable: $7,500 in Current liabilities and Loan payable: $7,442 on the consolidated balance sheet.

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

4. Business Combinations

Acquisition of Okapi Sciences

Okapi Sciences

On January 6, 2014, the Company acquired Okapi Sciences, a Leuven, Belgium based company with a proprietary antiviral platform and three clinical/development stage product candidates. This acquisition further expanded the existing Company pipeline. The aggregate purchase price was approximately $44,439, which consisted of $14,139 in cash, a promissory note in the principal amount of $15,134 with a maturity date of December 31, 2014, and a contingent consideration of up to $16,308 with an acquisition fair value of $15,166. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to mandatory prepayment in the event of a specified equity financing by the Company. During the three months ended March 31, 2014 the promissory note and accrued interest was paid in cash in the amount of $15,158. Also, the contingent consideration was settled in cash in the amount of $15,235.

Included in the Company’s consolidated statements of operations for the three months ended March 31, 2014 is revenue totaling approximately $164 related to Okapi Sciences.

The acquisition-date fair value of the consideration transferred to the sellers of Okapi Sciences, less cash acquired, was $43,376, which consisted of the following:

Cash consideration	$14,139
Fair value of promissory note	15,134
Fair value of contingent consideration	15,166

Fair value of total consideration	44,439
Less cash acquired	(1,063)

Total consideration transferred, net of cash acquired	$43,376

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment was to be made in the form of shares of the Company’s common stock-based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration was recorded as a liability and measured at fair value using probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in an estimated fair value of contingent consideration of $15,166. Increases or decreases in any of the probabilities of the settlement method and stock price volatility would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The contingent consideration was settled during the three months ended March 31, 2014 for $15,235 and the difference between the initial fair value amount and settlement amount was $69 which is reflected as a credit to or charge to general and administrative in the consolidated statement of operations.

The acquisition of Okapi Sciences was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value with the remaining purchase price recorded as goodwill. The assets acquired and the liabilities assumed from Okapi Sciences have been recorded at their fair values at the date of acquisition, being January 6, 2014. The Company’s consolidated financial statements and results of operations include the results of Okapi Sciences from January 6, 2014.

In the three months ended March 31, 2014 the Company incurred expenses totaling $139 relating to the Okapi Sciences acquisition, which was recorded within general and administrative expenses in the Company’s consolidated statement of operations.

The Company has preliminarily valued the acquired assets and assumed liabilities based on their estimated fair values. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters and finalization of the working capital adjustment. The preliminary fair values included in the balance sheet as of March 31, 2014 are based on the best estimates of management. The completion of the valuation may result in adjustments to the carrying value of Okapi Sciences’ assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the January 6, 2014 acquisition date.

The Company’s allocation of the purchase price to the assets acquired and liabilities assumes was as follows:

Cash	$1,063
Accounts receivable	149
Other receivables	60
Prepaid expenses and other current assets	82
Property and equipment	217
Other long-term assets	18
Identifiable intangible assets	29,400
Accounts payable and accrued expenses	(586)
Deferred revenue	(83)
Deferred tax liabilities, net	(3,588)
Long-term debt	(4)

Total identifiable net assets	26,728
Goodwill	17,711

Total net assets acquired	44,439
Less:
Promissory note	15,134
Contingent consideration	15,166
Cash paid	$14,139

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

The identifiable intangible assets recognized by the Company as a result of the Okapi Sciences acquisition relate to Okapi Sciences technology, and consist primarily of its intellectual property related to Okapi Sciences Ciprovir, Felivir, Canilox and Parvo programs, and the estimated net present value of future cash flows from commercial agreements related to the Ciprovir program.

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

The preliminary valuation analysis conducted by the Company determined that the aggregate fair value of identifiable assets acquired less the aggregate fair value of identifiable liabilities assumed by the Company is less than the purchase price. As the purchase price exceeds the fair value of assets and liabilities acquired or assumed, goodwill will be recognized. Goodwill is calculated as the difference between the Okapi Sciences acquisition date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

The difference between the total consideration and the fair value of the net assets acquired of $17,711 was recorded to Goodwill in the consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational and strategic synergies such as advancement toward becoming a commercial company and acquiring a proprietary antiviral platform.

Pro forma financial information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Okapi Sciences, NV occurred on January 1, 2013. The unaudited pro forma financial information is as follows:

UNAUDITED
YEAR ENDED DECEMBER 31,
2013
Revenue	$1,730
Net loss	$(5,939)

The pro forma financial information for all periods presented has been calculated after adjusting the results of the Company and Okapi Sciences to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the deprecation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2013. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2013 fiscal year.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

5. Marketable Securities

As of March 31, 2014 and December 31, 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	MARCH 31, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Certificates of deposit	$3,194	$—	$—	$3,194
Common stock	1,200	—	(432)	768

	$4,394	$—	$(432)	$3,962

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Certificates of deposit	$4,670	$—	$—	$4,670

	$4,670	$—	$—	$4,670

At March 31, 2014, and at December 31, 2013, certificate of deposits consisted of investments that mature within one year.

At March 31, 2014, unrealized losses in the amount of $432 were recorded as a component of other comprehensive income. As of March 31, 2014, no gross unrealized losses related to individual securities had been in a continuous loss position for 12 months or longer.

As of March 31, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months ended March 31, 2014, the Company did not recognize any impairment charges.

6. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in the other long-term assets financial statement line item. The Company’s derivative financial instrument is not designated as a hedging instrument and is adjusted to fair value through earnings in the other income (expense) financial statement line item.

The following table shows the Company’s derivative instrument at gross fair value as reflected in the consolidated balance sheet as of March 31, 2014:

	MARCH 31, 2014	DECEMBER 31, 2013
	FAIR VALUE OF DERIVATIVES NOT DESIGNATED AS HEDGE INSTRUMENT	FAIR VALUE OF DERIVATIVES NOT DESIGNATED AS HEDGE INSTRUMENT
Derivative assets:
Warrant (Notes 3 and 13)	$396	$—

The following table shows the gain (loss) recognized in other income (expense) for the three months ended:

	MARCH 31, 2014	MARCH 31, 2013
	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)
Derivative assets:
Warrant	$(246)	$—

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 31, 2014

	MARCH 31, 2014
	NOTIONAL/ PRINCIPAL/SHARES	CREDIT RISK
Instruments not designated as accounting hedges:
Warrant	153,061	$—

The notional principal shares amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amount represents the Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current market prices at each respective date.

7. Inventories

Inventories are stated at the lower of cost or market and are comprised of the following (in thousands):

	MARCH 31, 2014	DECEMBER 31, 2013
Work-in-process	$125	$55

	$125	$55

8. Property and Equipment, Net

Property and equipment consisted of the following as of March 31, 2014, and December 31, 2013:

	MARCH 31, 2014	DECEMBER 31, 2013
Laboratory and office equipment	$155	$90
Computer equipment and software	60	40
Furniture	7	2
Vehicles	100	—
Leasehold improvements	102	—
Construction in process	6	7

Total property and equipment	430	139
Less: Accumulated depreciation	(64)	(41)

Property and equipment, net	$366	$98

Depreciation expense was $26, and $3 for the three months ended March 31, 2014 and 2013, respectively.

9. Goodwill

In 2013, the Company completed its acquisition of Vet Therapeutics. The fair value of consideration paid totaled $51,503, net of cash, which resulted in goodwill of $20,796. In January of 2014, the Company completed its acquisition of Okapi Sciences. The fair value of consideration paid totaled $43,376, net of cash received which resulted in goodwill of $17,711.

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

The following is a summary of goodwill as of March 31, 2014:

	Gross Carrying Amount	Impairment Losses	Net Carrying Value
Goodwill	$38,531	$—	$38,531

The change in the net book value of goodwill for the three months ended March 31, 2014 is shown in the table below:

2014
As of January 1	$20,796
Acquisitions	17,711
Effect of foreign currency exchange	24

As of the end of the period	$38,531

10. Intangible assets, net

In January 2014, the Company completed its acquisition of Okapi Sciences (Note 4). The Company acquired certain identifiable intangible assets related to Okapi Sciences’ technology.

The following is a summary of intangible assets acquired during the three months ended March 31, 2014:

Gross Carrying Amount
Unamortized intangible assets:
Intellectual property rights acquired for IPR&D	$29,440

The change in the net book value of other intangible assets for the three months ended March 31, 2014 is shown in the table below:

2014
As of January 1	$46,140
Acquisitions	29,400
Amortization charged	(539)
Effect of foreign currency exchange	40

As of the end of the period	$75,041

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. Amortization of intangible assets for the three months ended March 31, 2014 and 2013 amounted to $539, and $0, respectively.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

11. Debt

On March 4, 2013, the Company entered into the Credit Facility with Square 1 Bank as lender. The Credit Facility provided for an initial term loan of $5,000 in principal (the “Initial Term Loan”) and additional term loans not to exceed $5,000 in principal, with total borrowings not to exceed $10,000. The additional term loans were available through March 4, 2014. The term loans are to be used to supplement the Company’s growth capital needs and for general corporate purposes, and all loans funded under the Credit Facility mature on March 4, 2016. The Credit Facility is secured by substantially all of the Company’s personal property other than intellectual property. The Company is not permitted to encumber, or grant a security interest in, its intellectual property.

The Company was obligated to make interest-only payments on any loans funded under the Credit Facility until March 31, 2014, and thereafter to pay 24 consecutive equal monthly installments of principal and interest through March 31, 2016. Prior to March 4, 2014, the loans under the Credit Facility bore interest at a variable annual rate equal to the greater of (i) the prime rate then in effect plus 2.25% or (ii) 5.50%. On or after March 4, 2014, the loans under the Credit Facility bear interest at a fixed annual rate equal to the greater of (i) prime rate in effect on March 4, 2014 plus 2.25% or (ii) 5.50%.

The Company is obligated to pay a fee of up to $250 to Square 1 Bank upon a sale of substantially all of the Company’s assets or capital stock or upon a reorganization where 100% of voting stockholders hold less than 50% of voting securities after such transaction.

The Credit Facility also includes events of default, the occurrence and continuation of any of which provides Square 1 Bank the right to exercise remedies against the Company and the collateral securing the loans under the Credit Facility, including cash. These events of default include, among other things, failure to pay any amounts due under the Credit Facility, insolvency, the occurrence of a material adverse event, the occurrence of any default under certain other indebtedness and a final judgment against the Company in an amount greater than $350. At March 31, 2014, the Company was in compliance with all covenants related to the Credit Facility.

Additional Term Loan

On October 11, 2013, the Company entered into an amendment of the Credit Facility (the “Credit Facility Amendment”), which, among other things, increased the amount that remained available for the Company to draw by an additional $5,000, to a total of $10,000. Simultaneously with the closing of the Credit Facility Amendment on October 11, 2013, the Company borrowed the total $10,000 available under the Credit Facility. Pursuant to the terms of the Credit Facility Amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the credit facility and granted a security interest in substantially all of its assets to Square 1. At March 31, 2014, total borrowings under the Credit Facility were $15,000.

The Credit Facility Amendment also revised the terms of the Company’s financial covenant with respect to its liquidity ratio. The Company is required to maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank beginning January 1, 2014. At March 31, 2014, the Company was in compliance with all financial covenants.

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the consolidated balance sheet net of discount of $73, related to fees assessed by the lender at the time of borrowing. On the issuance date of October 11, 2013, the Additional Term Loan was recorded in the consolidated balance sheet net of discount of $13, related to fees assessed by the lender at the time of borrowing. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the three-year term of the Initial Term Loan to the maturity date, and over the remainder of the three-year term for the Additional Term loan. At March 31, 2014, the debt discount balance totaled $58. Accretion amounts recognized as interest expense for the three months ended March 31, 2014 and 2013 were $9 and $3, respectively.

Principal payments totaling $7,500 are due over the next 12 months. Estimated future principal payments under the Additional Term Loan are as follows:

YEARS ENDING DECEMBER 31,
2014	$5,625
2015	7,500
2016	1,875
2017	—
Thereafter	—

Total	$15,000

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

During the three months ended March 31, 2014 and 2013, the Company recognized $215 and $24 of interest expense related to the Credit Facility, respectively.

In connection with the acquisition of Vet Therapeutics, the Company executed a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to prepayment in the event of specified future equity financings by the Company. During February 2014, the promissory note and accrued interest of $20 was paid by the Company.

12. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses (current), other current liabilities and other long-term liabilities consisted of the following as of March 31, 2014 and December 31, 2013:

	MARCH 31, 2014	DECEMBER 31, 2013
Accrued expenses:
Accrued payroll and related expenses	$741	$1,017
Accrued professional fees	553	600
Accrued minimum royalties	18	70
Accrued interest	71	71
Accrued research and development costs	642	662
Accrued other	205	75

	$2,230	$2,495

Other current liabilities:
Deferred reimburseable expenses	74	—
Early exercise of stock-based awards	$45	$57

	$119	$57

Other long-term liabilities:
Early exercise of stock-based awards	$66	$75

	$66	$75

13. Agreements

Kansas Bioscience Authority (“KBA”) Programs

During the three months ended March 31, 2014 and 2013, the Company recognized income from a research and development grant from the Kansas Bioscience Authority of $0 and $69, respectively.

Option Programs

As part of the Company’s product selection and development effort, we enter into option agreements with human biopharmaceutical companies to access certain product candidates. These agreements are for a determined period of time and enable us to perform additional due diligence and further evaluate the product candidate prior to entering into a license. We negotiate the terms of the license at the time of the option agreement and those terms become effective only if we exercise the option. Using this strategy, we have the ability to perform due diligence on multiple molecules in the same therapeutic class. We have entered three such option agreements for molecules in human pharmaceutical development; two of these molecules were in the same therapeutic class, and after performing an analysis of both compounds, we have decided to continue option period diligence on one of these molecules. We expect to make a decision on the remaining two options during the first half of 2014. For each of the two remaining molecules in the option programs, we have dog safety data and early dog efficacy data.

The principal terms of the License Agreement, if entered into by the Company, will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

During the three months ended March 31, 2014 and 2013, the Company recognized expenses of $85 and $0, respectively, due to these Option Programs as research and development expense.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Novartis Animal Health (“NAH”)

On August 21, 2013, Okapi Sciences entered into an Exclusive License, Development, and Commercialization Agreement with NAH (the “NAH AT-006 Agreement”) that granted NAH global rights for development and commercialization of licensed animal health products for an anti-viral for the treatment of feline herpes virus induced ophthalmic conditions. As a result of our acquisition of Okapi Sciences, the Company has assumed the rights and obligations under this agreement. The Company is responsible for the development and obtaining regulatory approval of AT-006 and NAH is responsible for the commercialization. The Company will be entitled to receive from NAH milestone payments of up to €7,500 upon Okapi Sciences’ achievement of certain regulatory milestones and NAH achievement of certain commercial milestones, as well as tiered royalties on NAH’s product sales, if any. The Company is entitled to receive from NAH up to $2,500 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee. As of the acquisition date, Okapi Sciences had incurred $930 of development expenses. The remaining funding of up to $1,570 will be recognized as revenue as development expenses are incurred by the Company.

During the three months ended March 31, 2014, the Company recognized $164 of research and development services revenue related to the NAH AT-006 Agreement. As of March 31, 2014, the Company had not accrued or received any milestone or royalty payments since execution of the NAH AT-006 Agreement.

Advaxis Inc. (“Advaxis”)

On March 19, 2014, the Company entered into an Exclusive License Agreement with Advaxis (the “Advaxis Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for Advaxis’ ADXS-cHER2 for the treatment of osteosarcoma in dogs and three additional cancer immunotherapy products for the treatment of three other types of cancer. Under the terms of the Advaxis Agreement, the Company paid $2,500 for the license 306,122 shares of common stock and a warrant to purchase 153,061 shares of common stock. The consideration was allocated to the common stock and warrant based on their fair values on the date of issuance of $1,200 and $643, respectively. The remaining consideration of $657 was allocated to the licensed technology. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $657 was expensed upon acquisition. The Company will be required to pay Advaxis milestone payments of up to an additional $6,000 in clinical and regulatory milestones for each of the four products, assuming approvals in both cats and dogs, in both the United States and the European Union. In addition, the Company agreed to pay up to $28,500 in commercial milestones, as well as tiered royalties ranging from mid-single digit to 10% on the Company’s product sales, if any.

The Company does not expect to achieve additional milestones related to the Advaxis Agreement within the next twelve months.

Under the terms of the subscription agreement, the Company acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1,843. The warrant is exercisable through March 19, 2024, at an exercise price of $4.90 per share of common stock and to be settled through physical share issuance or net share settlement where the total number of issued shares is based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise. Neither the common stock nor warrant have registration rights. The remaining consideration of $1,843 was allocated to the common stock, $1,200, and the warrant $643 based on fair value and recorded in marketable securities and other long-term assets respectively.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

14. Common Stock

Public Offering

On February 3, 2014, the Company completed a public offering of its common stock in which the Company issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. The Company received net proceeds of approximately $90,507 after deducting underwriting discounts and commissions of approximately $5,871 and other offering expenses of approximately $1,483.

As of March 31, 2014, there were 28,757,418 shares of the Company’s common stock outstanding, net of 762,002 shares of unvested restricted common stock.

Authorized Common Stock

In February 2013, the board of directors of the Company approved an amendment of the Company’s Certificate of Incorporation and increased the number of authorized shares of common stock to 25,041,667. On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000, par value $0.001 per share.

Treasury Stock

As part of the Company’s stock plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the three months ended March 31, 2014, the Company repurchased 4,009 shares in settlement of employees’ tax obligations for a total of $76 or an average of $19.00 per share. During the three months ended March 31, 2013, the Company repurchased no shares in settlement of employees’ tax obligations. The Company accounts for treasury stock using the cost method.

On April 15, 2014, the Company purchased 71,918 shares from a former stockholder of a subsidiary in a non-recurring private transaction for $986 or $13.71 per share.

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

Stock-Based Awards

The Company issued common stock pursuant to the 2010 Equity Incentive Plan during the three months ended March 31, 2014 and the years ended December 31, 2013 and 2012 and the 2013 Incentive Award Plan for the three months ended March 31 2014, and year ended December 31, 2013 (Note 14).

15. Stock-Based Awards

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2010 Equity Incentive Plan (the “2010 Plan”) for the three months ended March 31, 2014:

	SHARES ISSUABLE UNDER OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(IN YEARS)

Outstanding as of December 31, 2013	263,467	$1.25	8.94	$4,704
Granted	—	—
Exercised	(46,305)	0.40
Forfeited	(45,446)	0.40
Expired	—	—

Outstanding as of March 31, 2014	171,716	$1.70	8.80	$2,895

For the three months ended March 31, 2014, the total intrinsic value of options exercised was $855. The Company received $18 during the three months ended March 31, 2014 from stock option exercises.

The table below summarizes activity under the 2010 Plan related to restricted stock for the three months ended March 31, 2014:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE

Unvested restricted common stock as of December 31, 2013	237,740	$0.82
Restricted common stock issued	—	—
Restricted common stock vested	(76,779)	0.82
Restricted common stock forfeited	—	—

Unvested restricted common stock as of March 31, 2014	160,961	$0.82

As of March 31, 2014, options for the purchase of 1,436,514 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 289,092 were unvested and subject to repurchase.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2013 Incentive Award Plan (the “2013 Plan”) for the three months ended March 31, 2014:

	SHARES ISSUABLE UNDER OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE

Outstanding as of December 31, 2013	685,934	$15.32	9.68	$4,151
Granted	675,211	19.01
Exercised	(4,386)	6.00
Forfeited	(23,893)	6.00
Expired	—	—

Outstanding as of March 31, 2014	1,332,866	$17.38	9.63	$3,675

For the three months ended March 31, 2014, the weighted average grant date fair value of stock options granted was $13.87. For the three months ended March 31, 2014, the total intrinsic value of options exercised was $55. The Company received $26 during the three months ended March 31, 2014 from stock option exercises.

The table below summarizes activity under the 2013 Plan related to restricted stock for the three months ended March 31, 2014:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	89,766	$19.07
Restricted common stock issued	225,000	18.42
Restricted common stock vested	(2,817)	7.56
Restricted common stock forfeited	—	—

Unvested restricted common stock as of March 31, 2014	311,949	$18.70

For the three months ended March 31, 2014, the weighted average grant date fair value of restricted common stock granted was $18.42. For the three months ended March 31, 2014, the total fair value of restricted common stock vested was $50. The Company did not receive cash proceeds for any of the restricted common stock granted during the three months ended March 31, 2014.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three months ended March 31, 2014 and 2013 as follows:

	THREE MONTHS MARCH 31,
	2014	2013
Research and development	$404	$31
General and administrative	1,829	72

	$2,233	$103

The Company had an aggregate of $14,916 and $5,383 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of March 31, 2014, which is expected to be recognized over a weighted average period of 3.46 years.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

16. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net Loss	$(9,152)	$(3,293)

Unaccreted dividends on convertible preferred stock	—	(773)

Net loss attributable to common stockholders	$(9,152)	$(4,066)

Denominator:
Weighted average shares outstanding—basic and diluted	26,765,565	860,350

Net loss per share attributable to common stockholders—basic and diluted(1)	$(0.34)	$(4.73)

(1)	All per share amounts and shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

Stock options for the purchase of 1,504,582 and 1,065,233 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three months ended March 31, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

17. Income Taxes

We recorded income tax benefit of $627 during the three months ended March 31, 2014, compared to $0 during the three months ended March 31, 2013. Our effective tax rate of 6.4% for the three months ended March 31, 2014, was based on our projected annual estimated effective tax rate for 2014. Our income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets.

As of March 31, 2014, the Company had net deferred tax liability of approximately $3.2 million. On January 6, 2014, we completed the acquisition of Okapi Sciences. As a result of the acquisition, the company recognized approximately $3.6 million of net deferred tax liability primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

ARATANA THERAPEUTICS, INC.

(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, for the three months ended March 31, 2014 were:

	Foreign currency translation adjustment	Unrealized holding gain/ (loss) on available for sale securities	Accumulated other comprehensive loss
As of January 1, 2014	$—	$—	$—
Current period change	(68)	(432)	(500)

As of March 31, 2014	$(68)	$(432)	$(500)

19. Subsequent event

On May 7, 2014 the Company amended its corporate office lease in Kansas City, Kansas with MPM Heartland House, LLC, a company in which the current Chief Executive Officer and President of the Company, also a director of the Company, is the principal owner. The amendment was made effective May 1, 2014. Under the terms of the amendment, the Company expanded leased office space, shared access areas and parking spaces for a total rent of $115 per year. All other lease terms remain unaltered. The Company believes the terms of the lease agreement, as amended, are no less favorable than those that the Company could have obtained from an unaffiliated third party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the forseeable future; failure to obtain sufficient capital to fund our operations; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers; regulatory restrictions on the marketing of our product candidates; our lack of an internal sales organization, and any failure to create a sales force or partner with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; our current exemption from the requirement to maintain internal control over financial reporting, and any failure to achieve and maintain effective internal control over financial reporting in the future; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; safety or efficacy concerns with respect to our product candidates; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; risks associated with our AT-003 intellectual property rights; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant shareholders over our business; the eligibility of a significant portion of our total outstanding shares to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2014, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Overview

We are a pet therapeutics company focused on the licensing, development and commercialization of innovative biopharmaceutical products for cats, dogs and other companion animals. We are a development stage enterprise and operate in one business segment. We operate at the intersection of the more than $50 billion annual U.S. pet market and the more than $20 billion annual worldwide animal health market. Our current product portfolio includes over 15 products in development consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets. Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004, which treats B-cell lymphoma, received a conditional license from the U.S. Department of Agriculture (“USDA”) and commercialization rights are held by Novartis Animal Health Inc. (“NAH”). AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014, and we expect to commence limited marketing of the product later this year as we complete the activities required to obtain a full license. Our other lead products include small molecules directed at treating osteoarthritis pain and inflammation, loss of appetite and post-operative pain in dogs and cats. Our product candidates are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets.

We are focused on executing our clinical development plan and continuing to expand our product pipeline and further augment our development capabilities. On January 6, 2014, we acquired Okapi Sciences N.V. (“Okapi Sciences”), which provided us with a pipeline of antiviral drugs, including product candidates focused on the treatment of herpes and immunodeficiency in cats. Following the acquisition of Okapi Sciences, we currently have two facilities that we are using to develop additional species-specific monoclonal antibodies, antivirals and other small molecules for use as pet therapeutics. We can provide no assurance, however, that regulatory approval of our product candidates will be obtained.

We have assembled a portfolio of more than 15 product candidates that are in various stages of development in either cats or dogs, and frequently in both. The following table identifies the primary molecules in our current product portfolio:

COMPOUND	SPECIES	INDICATION	DEVELOPMENT STATUS	EXPECTED NEXT MILESTONE
AT-001	Dog	Pain and inflammation associated with osteoarthritis	Pivotal field effectiveness study	• Submission for approval • Expect U.S. marketing approval in 2016

	Cat	Pain and inflammation associated with osteoarthritis	Pilot studies	• Dose confirmation study

AT-002	Dog	Stimulation of appetite	Pivotal field effectiveness study	• Submission for approval • Expect U.S. marketing approval in 2016

	Cat	Improve body condition in chronically diseased cats	Pilot studies	• Dose confirmation study

AT-003	Dog	Post-operative pain management	Dose confirmation study	• Initiate pilot field effectiveness study in second quarter 2014 • Expect U.S. marketing approval in 2016

	Cat	Post-operative pain management	Proof of concept study	• Dose confirmation study

AT-004	Dog	B-cell lymphoma	Submitted pivotal field effectiveness study	• Conditional license received in late 2012 • Licensed to NAH • Full license expected in 2014

AT-005	Dog	T-cell lymphoma	Completing pivotal field effectiveness study	• Conditional license received in 2014 • Full license expected in 2015

AT-006	Cat	Ocular herpes infection	Pivotal field study in Europe	• File for EU review in 2015 • Expect U.S. marketing approval in 2017 or 2018 • Licensed to NAH

AT-007	Cat	Feline immunodeficiency virus infection	Pilot study in Europe	• Initiate field effectiveness study in 2015 • Expect U.S. marketing approval in 2017 or 2018

AT-008	Dog	Lymphoma	Pivotal field effectiveness study	• Submit in the EU in 2015

AT-009	Dog	Mast cell tumor	Lead selection	• Pilot studies

AT-010	Dog	Atopic dermatitis	Lead selection	• Pilot studies

AT-011	Dog	Parvovirus infections	Lead selection	• Proof of concept study

AT-012	Cat	Calicivirus infections	Lead selection	• Proof of concept study

AT-014	Dog	Osteosarcoma	Pilot field effectiveness study	• File for conditional license with USDA

AT-015	Cat	Lymphoma	Lead selection	• Pilot studies

In addition to the above-listed product candidates, we are evaluating additional molecules for applications in other diseases including seizures in dogs, atopic dermatitis in dogs and other cancers in cats and dogs, and we are researching new product concepts internally through our recently acquired antibody and antiviral research expertise. Furthermore, we have two options with third parties for two additional molecules that we are considering licensing for further development, one of which is a CRTh2 antagonist for atopic dermatitis. We aim to submit drug applications for U.S. approval for the majority of these potential products and to make similar regulatory filings for European approval. Furthermore, where appropriate, we attempt to develop and submit regulatory filings for therapeutic indications in both cats and dogs, which will be separate products and require separate approval.

Our strategy is to in-license proprietary technology from human biopharmaceutical companies and academia or leverage existing insights in human biology applicable in pets and to develop therapeutics specifically for use in pets. We seek to identify human therapeutics that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredient, process chemistry and a well-defined manufacturing process. We also seek to identify products already in development for pets and to license or acquire these products. To date we have in-licensed and are further developing pharmaceutical compounds from Pacira Pharmaceuticals, Inc., RaQualia Pharma, Inc., NAH, Advaxis and others.

We expect to use the time between now and full commercialization of our product candidates to build veterinarian and pet owner awareness of our company and our products. We believe that our product candidates, if approved, will enable veterinarians to deliver a higher level of medical care to pets while providing an important revenue stream to the veterinarian’s practice.

We have incurred significant net losses since our inception. We incurred net losses of $4.3 million, $11.6 million and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of March 31, 2014, we had a deficit accumulated during development stage of $35.4 million and cash, cash equivalents and short-term investments of $79.9 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we expect to seek to fund our operations through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern. As of the date of the filing of this quarterly report, we believe that our existing cash and cash equivalents, short-term marketable securities, which includes the net proceeds received by us in our public offering of common stock, as discussed below, and existing credit facility, will allow us to fund our operations through at least December 31, 2015.

Recent Developments

Acquisition of Okapi Sciences N.V.

On January 6, 2014, we acquired Okapi Sciences, a Belgium-based company with a proprietary pet therapeutics antiviral platform and three clinical/development stage product candidates designed to treat important diseases. We plan to continue to advance the current Okapi Sciences pipeline of high value antiviral drugs, including its feline herpes and feline immunodeficiency virus franchises, which currently comprise our AT-006 and AT-007 product candidates. We are developing AT-006 as a treatment for ocular herpes in cats. If approved, AT-006 could become the first antiviral small molecule therapeutic developed specifically for veterinary use. Following any approval, AT-006 will be commercialized by NAH pursuant to an existing development and commercialization agreement. The Okapi Sciences product pipeline also includes additional antiviral and oncology products for both cats and dogs. Prior to our acquisition of Okapi Sciences, our long-lived assets were all located within the United States and we had no non-U.S. revenues.

To acquire Okapi Sciences, we paid its equity holders approximately €10.3 million (equivalent to $14.1 million) in cash and issued a promissory note for €11 million (approximately $14.9 million). The promissory note bore interest at 7% per annum payable quarterly in arrears and was scheduled to mature on December 31, 2014, subject to mandatory prepayment in the event of an equity financing. Such an equity offering closed on February 3, 2014, as indicated above, and, in connection with that financing, the holders of the note payable related to the Okapi Sciences acquisition were repaid. We also agreed to pay up to an additional $16.3 million in cash or shares of common stock calculated in the manner specified in the purchase agreement within 90 days of the closing, subject to mandatory prepayment in cash in the event of an equity financing, which also includes the equity offering that closed on February 3, 2014. Subsequent to the equity offering this obligation was settled through the payment in cash of $15.2 million. We believe the strategic acquisition of Okapi Sciences further enhances our leadership position in pet therapeutics by bringing with it a combination of individuals, strong relationships with academic institutions, novel technologies and products, and favorable geographic location.

Public Offering

On February 3, 2014, we completed a public offering of our common stock in which we issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $5.9 million and other offering expenses of approximately $1.5 million.

Financial Overview

Revenue

With the purchase of Vet Therapeutics in October 2013, we acquired AT-004 for the treatment of B-cell lymphoma in dogs. This product is licensed in the United States and Canada to NAH and has been granted a conditional approval from the USDA. Under the terms of the agreement, we receive a royalty for commercial product sales. We are responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. NAH purchases the product we manufacture at cost plus an agreed upon margin. We also acquired AT-005 for the treatment of T-cell lymphoma in dogs. This product was granted conditional approval in early 2014. We have initiated additional studies to generate more data for our AT-005 product to help position it in cancer treatment protocols. During this time, we plan to provide commercial product to those investigating veterinarians who request AT-005 to treat additional dogs that are not eligible for our clinical studies. Since we are under a conditional approval, we anticipate that we will generate very modest revenue for AT-005 in 2014. We believe we may gain full USDA licensure for AT-004 in 2014 and full USDA licensure for AT-005 in 2015.

Operating Expenses

The majority of our operating expenses to date have been for the licensing of and the research and development activities related to our research and development pipeline.

Research and Development Expense

Research and development costs, which consist primarily of costs associated with our product development efforts, including target animal studies, are expensed as incurred. Research and development expense consists primarily of contracted development costs, wages, stock-based compensation and employee benefits for all employees engaged in scientific research and development functions, and other operational costs related to our research and development activities, including facility-related expenses, license payments made under our licensing agreements, regulatory, professional and consulting fees, travel costs and allocated corporate costs.

We have been developing AT-001, AT-002 and AT-003 in parallel and typically use our employee and infrastructure resources across multiple development programs. We track contracted development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds. These expenses are included in personnel costs and other internal costs, respectively.

During 2013, we entered into option agreements relating to three molecules and we are currently evaluating only two of the molecules. The exclusive option programs for the remaining two molecules will expire in 2014 if not exercised, based upon the terms of the agreements. For each of the remaining two options, we anticipate making an opt-in/opt-out decision in mid-2014.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees in administration, finance, commercialization and business development. General and administrative expenses also includes allocated rent and other facilities costs; professional and consulting fees for general business purposes and for accounting and tax services, business development activities, and general legal services; and travel and other costs.

In-Process Research and Development Expense

In-process research and development (“IPR&D”) expense consists of costs associated with acquired in-licensed technology, including upfront and milestone payments. As this technology has not reached technological feasibility in animal health indications and has no alternative future use in the field of animal health, it is expensed upon acquisition.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term marketable securities.

Interest Expense

In March 2013, we borrowed $5.0 million under our credit facility and in October 2013, we borrowed an additional $10.0 million under our credit facility. We incur interest expense associated with those borrowings. A more detailed description of our credit facility is available under the caption “Liquidity and Capital Resources.”

Other Income

Other income consists primarily of amounts received under a research and development voucher program grant agreement with the Kansas Bioscience Authority (“KBA”), which was executed in March 2012. We were eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. From inception through March 31, 2014, we have received $0.6 million under this agreement.

Income Taxes

We recorded income tax benefit of $627 during the three months ended March 31, 2014, compared to $0 during the three months ended March 31, 2013. Our effective tax rate of 6.4% for the three months ended March 31, 2014, was based on our projected annual estimated effective tax rate for 2014. Our income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets.

As of March 31, 2014, the Company had net deferred tax liability of approximately $3.2 million. On January 6, 2014, we completed the acquisition of Okapi Sciences. As a result of the acquisition, the company recognized approximately $3.6 million of net deferred tax liability primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and revenues, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Other than as described below, there have been no material changes to our critical accounting policies through March 31, 2014 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 26, 2014.

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

Revenue Recognition

During 2013, the Company’s principal revenue streams were product sales, royalty revenue and licensing revenue. Beginning in 2014, as a result of the Okapi Sciences acquisition (Note 4), the Company will generate revenue from research and development services. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Accounting for Stock Based Compensation

In 2013, the Company used expected volatility based on the historic volatility of publicly-traded peer companies. Beginning in the first quarter of 2014, expected volatility became based on historical volatility of the Company’s stock as adequate historical data regarding the volatility of our common stock price became available.

Derivative Financial Instruments

In 2013, the Company held no derivative financial instruments. The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company’s sole derivative (Note 6) has not been designated as a hedging instrument and is adjusted to fair value through current income.

Foreign Currency

During 2013, the Company had limited foreign currency exposure. With the acquisition of Okapi Sciences in 2014, the Company now is exposed to effects of foreign currency from translation. Monetary assets and liabilities in foreign currencies are translated into the functional currency of the relevant subsidiary in which they arise at the rate of exchange at the balance sheet date. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in arriving at loss from operations. The results of operations for subsidiaries, whose functional currency is not the US Dollar, are translated into the US Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income in the consolidated balance sheet. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from permanent differences in intercompany accounts. Gains and losses from permanent differences in intercompany accounts is included in a separate component of other comprehensive income.

Comprehensive Loss

For the year ended December 31, 2013, and the cumulative period from inception (December 1, 2010) through December 31, 2013, there was no difference between net loss and comprehensive loss. During the first quarter of 2014, there was a difference between net loss and comprehensive loss. The Company includes in comprehensive loss, foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets and permanent differences in intercompany accounts and unrealized holding gains and losses on available-for-sale securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$176	$—
Costs and expenses:
Royalty expense	18	—
Research and development	3,572	2,114
General and administrative	4,613	1,226
In-process research and development	657	—
Amortization of acquired intangible assets	539	—
Interest income	14	3
Interest expense	(328)	(24)
Other income	(243)	68
Income tax benefit	627	—

Revenue

With the purchase of Vet Therapeutics in October 2013, we acquired AT-004 for the treatment of B-cell lymphoma in dogs. This product is licensed in the United States and Canada to NAH and has been granted a conditional approval from the USDA. Under the terms of the agreement, we receive a royalty for commercial product sales. We are responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. NAH purchases the product we manufacture at cost plus an agreed upon margin. We also acquired AT-005 for the treatment of T-cell lymphoma in dogs. This product was granted conditional approval in early 2014. We have initiated additional studies to generate more data for our AT-005 product to help position it in cancer treatment protocols. During this time, we plan to provide commercial product to those investigating veterinarians who request AT-005 to treat additional dogs that are not eligible for our clinical studies. Since we are under a conditional approval, we anticipate that we will generate very modest revenue for AT-005 in 2014. We believe we may gain full USDA licensure for both AT-004 in 2014 and AT-005 in 2015.

Research and development expense

	THREE MONTHS ENDED MARCH 31,		% CHANGE
	2014	2013
	(Dollars in thousands)

Outsourced development costs	$1,493	$1,405	6.26%
Personnel costs	1,375	497	176.6%
Other costs	704	212	232.1%

Total research and development	$3,572	$2,114	58.0%

Research and development expenses totaled $3.6 million for the three months ended March 31, 2014 compared to $2.1 million for the three months ended March 31, 2013. The increase in research and development expense is due primarily to advancing the development of ongoing programs, as well as the increase in the number of products in development as a result of the Vet Therapeutics and Okapi Sciences acquisitions.

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

General and administrative expense

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
General and administrative	$4,612	$1,226	276.3%

General and administrative expenses totaled $4.6 million for the three months ended March 31, 2014 compared to $1.2 million for the three months ended March 31, 2013. The increases are associated primarily to costs associated with becoming a public company, as well as the addition of general operating expenses related to our San Diego and Belgium entities during the quarter. The Company also had certain one-time costs of approximately $1.0 million associated accelerated vesting of a former employee during the quarter. The Company also continues to establish a commercial infrastructure to prepare for commercialization of its later stage products. The Company currently has two products in its portfolio with conditional approval from the USDA.

In-process research and development expense

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)

In-process research and development expenses	$657	$—	NM

In-process research and development expense was $0.7 million for the three months ended March 31, 2014 due to the Advaxis agreement. We did not acquire any in-process research and development programs during the three months ended March 31, 2013.

Amortization of Acquired Intangible Assets

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)

Amortization of acquired intangible assets	$539	$—	NM

Amortization expense was $0.5 million for the three months ended March 31, 2014. We did not have any amortization expense during the three months ended March 31, 2013. The increase in amortization expense during the three months ended March 31, 2014, is solely due to the acquisition of Vet Therapeutics. We identified certain intangible assets associated with AT-004 and began amortizing this intangible over its 20 year estimated useful life during the period as conditional approval had already been received. Conditional approval of AT-005 was received in January 2014 and we began amortizing this intangible over its 20 year estimated useful life during the period.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Interest income	$14	$3	367.6%

Interest income increased by $11,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and primarily relates to interest earned related to deposits held at Square 1 Bank and investments in certificates of deposit.

Interest expense

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Interest expense	$(328)	$(24)	1,266.6%

Interest expense increased by $304,000 for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This increase was due to interest expense related to our credit facility, which was entered into during March 2013 and notes payable associated with the acquisition of Vet Therapeutics and Okapi Sciences.

Other income/(expense)

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Other income/(expense)	$(243)	$68	(457.4)%

Other income decreased by $311,000 during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In 2014 other income was due to unrealized holding losses on the Advaxis warrant. The 2013 activity is related primarily to a research and development voucher program grant agreement with the KBA, which was executed in March 2012. We were eligible to receive up to $1.3 million over an estimated two-year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. From inception through March 31, 2014, we have received $0.6 million under this agreement.

Income tax benefit

	THREE MONTHS ENDED MARCH 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Income tax benefit	$627	$—	NM

Income tax benefit increased by $0.6 million for the three months ended March 31, 2014. This increase is solely due to the Okapi Sciences acquisition. As a result, we recognized approximately $3.6 million of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated significant revenue since our inception in December 2010, and as of March 31, 2014, we had a deficit accumulated during development stage of $35.4 million.

As of March 31, 2014, we had cash, cash equivalents and short-term investments of $79.9 million.

On January 6, 2014, we acquired Okapi Sciences. We paid its equity holders approximately €10.3 million (equivalent to $14.1 million) in cash and issued a promissory note for €11 million (approximately $14.9 million). The promissory note bore interest at 7% per annum payable quarterly in arrears and was scheduled to mature on December 31, 2014, subject to mandatory prepayment in the event of an equity financing. Such an equity offering closed on February 3, 2014, as indicated below, and, in connection with that financing, the holders of the note payable related to the Okapi Sciences acquisition were repaid. We also agreed to pay up to an additional $16.3 million in cash or shares of common stock calculated in the manner specified in the purchase agreement within 90 days of the closing, subject to mandatory prepayment in cash in the event of an equity financing, which also includes the equity offering that closed on February 3, 2014. Subsequent to the equity offering this obligation was settled through the payment in cash of $15.2 million.

On February 3, 2014, we completed a public offering of our common stock in which we issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $5.9 million and other offering expenses of approximately $1.5 million.

We believe that our existing cash and cash equivalents, short-term marketable securities, and existing credit facility will allow us to fund our operations through at least December 31, 2015. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Indebtedness

In March 2013, we entered into a loan and security agreement, or credit facility, with Square 1 Bank, as lender. The credit facility originally provided for an initial term loan of $5.0 million in principal and additional term loans not to exceed $5.0 million in principal. We borrowed $5.0 million under the credit facility. On October 11, 2013, we entered into an amendment of the credit facility, or the credit facility amendment, which, among other things, increased the amount that remains available for us to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the credit facility amendment on October 11, 2013, we borrowed the total $10.0 million available under the credit facility, as amended. The term loans are to be used to supplement our growth capital needs and for general corporate purposes, and all loans funded under the credit facility mature on March 4, 2016. The credit facility is secured by substantially all of our personal property other than our intellectual property. Pursuant to the terms of the credit facility amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the credit facility, as amended, and granted a security interest in substantially all of its assets to Square 1 Bank. Pursuant to the terms of the credit facility, we are not permitted to encumber, or grant a security interest in, our intellectual property. At March 31, 2014, total borrowings under the credit facility were $15.0 million. We were obligated to make only interest payments on any loans funded under the credit facility until March 4, 2014. Thereafter, we are obligated to pay 24 consecutive equal monthly installments of principal and interest through March 4, 2016. Prior to March 4, 2014, the loans under the credit facility bore interest at a variable annual rate equal to the greater of (i) the prime rate then in effect plus 2.25% or (ii) 5.50%. On or after March 4, 2014, the loans under the credit facility bear interest at a fixed annual rate equal to the greater of (i) prime rate in effect on March 4, 2014 plus 2.25% or (ii) 5.50%.

We are obligated to pay a success fee of up to $0.3 million if we close a sale of substantially all of our assets or capital stock, or consummate a reorganization where our voting stockholders before such transaction hold less than 50% of our voting securities after such transaction.

The credit facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. The credit facility required that, from March 4, 2013 through December 31, 2013, the cash we maintained at Square 1 Bank plus the cash available under our credit facility equaled an amount that was at least four times the amount of our monthly cash burn. Under the credit facility, we are also required to maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank beginning January 1, 2014. At March 31, 2014, we were in compliance with all financial covenants.

The credit facility also includes events of default, the occurrence and continuation of any of which provide Square 1 Bank the right to exercise remedies against us and the collateral securing the loans under the credit facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the credit facility, our insolvency, the occurrence of a material adverse effect, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.4 million.

In October 2013, in connection with the acquisition of Vet Therapeutics, we issued to the former shareholders of Vet Therapeutics’ common stock a promissory note in the principal amount of $3.0 million with a maturity date of December 31, 2014. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to prepayment by us in the event of specified future equity financings, which included the public offering that closed February 3, 2014.

In January 2014, in connection with the acquisition of Okapi Sciences, we issued as partial consideration for all of the outstanding capital stock of Okapi Sciences, a promissory note in the principal amount of €11.0 million (approximately $14.9 million), which bore interest at a rate of 7% per annum, payable quarterly in arrears, with a maturity date of December 31, 2014, subject to mandatory prepayment by us in the event of a specified future equity financing, which included the public offering that closed on February 3, 2014.

The promissory note payable resulting from the Vet Therapeutics acquisition of $3.0 million and accrued interest as well as the promissory note payable resulting from the Okapi Sciences acquisition of €11.0 million and accrued interest were paid in full during February 2014.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	THREE MONTHS ENDED MARCH 31,
	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(8,211)	$(3,120)
Net cash used in investing activities	$(13,385)	$(8)
Net cash provided by financing activities	$57,283	$8,425

Net cash used in operating activities

During the three months ended March 31, 2014, net cash used in operating activities was $8.2 million. We had a pretax loss of $9.8 million which includes an adjustment of a non-cash expense for stock-based compensation of $2.2 million, from the non-cash deferred income tax benefit of $0.6 million, and a change in working capital of $2.1 million. Our net losses were primarily attributed to research and development activities related to our programs and our general and administrative expenses, we had $0.2 million revenue in the period. Net cash used by changes in our working capital consisted primarily of a decrease of $2.0 million in accounts payable, a decrease of $0.4 million in prepaid expenses, offset by uses of cash related to increase of $0.2 million in accrued expenses. The increase in prepaid expenses relates primarily to research and development agreements. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities.

During the three months ended March 31, 2013, net cash used in operating activities was $3.1 million. Net cash used in operating activities primarily resulted from our net loss of $3.3 million, partially offset by net non-cash charges of $0.1 million and by net cash provided from changes in operating assets and liabilities of $0.1 million. Our net losses were primarily attributed to research and development activities related to our AT-001 and AT-002 programs and our general and administrative expenses, as we had no revenue in the period. Our net non-cash charges primarily related to $0.1 million of stock-based compensation expense. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase of $0.7 million in accounts payable, offset by uses of cash related to a decrease of accrued expenses of $0.7 million. The increase in accounts payable primarily related to the timing of payments made for our outsourced research and development activities. The decrease in accrued expenses related primarily to the payment of employee bonuses and research and development expenses during the period.

Net cash used in investing activities

During the three months ended March 31, 2014, net cash used in investing activities was $13.4 million, which related to the acquisition and related expenses for Okapi Sciences of $43.5 million, purchase of warrants of $0.6 million, purchase of marketable securities of $1.2 million, partially offset by the sale of $1.5 million of short-term marketable securities and the receipt of $ 1.0 million from shareholder.

During the three months ended March 31, 2013, net cash used in investing activities was $8,000, which related to purchases of property and equipment. During this period, we sold and purchased $0.7 million of marketable securities, resulting in no net change in cash.

Net cash provided by financing activities

During the three months ended March 31, 2014, net cash provided by financing activities was $57.2 million. Net cash provided by financing activities primarily resulted from public offering net proceeds of $92.2 million, net of commissions. This was partially offset by payments of $15.2 million related to promissory note and $15.0 million related to the contingent consideration for the Okapi Sciences acquisition, and $1.7 million related to our public offering and a payment of $3.0 million for the Vet Therapeutics note payable.

During the three months ended March 31, 2013, net cash provided by financing activities was $8.4 million. Net cash provided by financing activities primarily resulted from gross proceeds of $2.8 million raised from the private placement of our series C convertible preferred stock; collection of a $0.7 million shareholder receivable related to series C convertible preferred stock that was issued in December 2012; gross proceeds of $5.0 million from our credit facility, partially offset by issuance costs of $0.1 million; and proceeds received from the exercise of stock options of $0.1 million.

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

Recently Issued and Adopted Accounting Pronouncements

There has been no change from the recently issued and adopted accounting pronouncements as described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recently Issued and Adopted Accounting Pronouncements” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 26, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 26, 2014. There have been no material changes to our market risks or management of such risks since that date.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchase activity for the three months ended March 31, 2014, was as follows:

			Total number of	Maximum number of shares
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased(1)	per share	announced plan or program	plan or program
January 1–January 31	—	$—	—	$—
February 1–February 28	—	—	—	—
March 1–March 31	4,009	$19.00	0	N/A
Total	4,009	$19.00	0	N/A

(1)	For the three months ended March 31, 2014, 4,009 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to the Company’s 2010 Equity Incentive Plan.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

On June 26, 2013, the SEC declared effective our registration statement on Form S-1 (File No. 333-187372), as amended, filed in connection with our IPO. There has been no change to our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

ARATANA THERAPEUTICS, INC.

Date: May 15, 2014	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2014	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13

3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13

10.1	Employment Agreement, dated March 5, 2014, by and between the Registrant and Linda Rhodes	8-K	001-35952	10.1	3/10/14

10.2	Amendment No. 1 to Lease effective as of May 1, 2014 by and between the Registrant and MPM Heartland House, LLC.					*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200					**

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.