Form 10-Q
period 2014-06-30
ARATANA THERAPEUTICS, INC.
filed 2014-08-13
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(913) 353-1000

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

As of August 8, 2014, there were 29,447,900 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	JUNE 30, 2014	DECEMBER 31, 2013
Assets
Current assets:
Cash and cash equivalents	$68,271	$41,084
Short-term marketable securities	2,453	4,670
Accounts receivable	387	—
Receivable from stockholder	—	1,001
Inventories	124	55
Prepaid expenses and other current assets	764	274
Deferred tax asset—current	1,381	1,381

Total current assets	73,380	48,465
Property and equipment, net	508	98
Long-term marketable securities	848	—
Goodwill	38,419	20,796
Intangible assets, net	74,273	46,140
Other long-term assets	496	37

Total assets	$187,924	$115,536

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$991	$2,307
Accrued expenses	2,511	2,495
Current portion—loan payable	—	5,625
Current portion—note payable	—	3,000
Current portion—deferred licensing revenue	41	45
Current portion—contingent consideration	4,202	2,572
Deferred income	800	800
Other current liabilities	47	57

Total current liabilities	8,592	16,901
Loan payable	14,939	9,310
Contingent consideration	—	1,543
Deferred tax liability	4,274	1,666
Other long-term liabilities	53	75

Total liabilities	27,858	29,495

Commitments and contingencies (Note 11 and 12)
Stockholders’ equity :
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013, 28,783,500 and 23,425,487 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	29	23
Treasury stock, 76,791 shares outstanding at June 30, 2014	(1,074)	—
Additional paid-in capital	206,780	112,515
Accumulated deficit	(44,927)	(26,497)
Accumulated other comprehensive loss	(742)	—

Total stockholders’ equity	160,066	86,041

Total liabilities and stockholders’ equity	$187,924	$115,536

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Revenues:
Licensing and collaboration revenue	$300	$—	$476	$—

Total revenues	300	—	476	—
Costs and expenses:
Royalty expense	17	—	35	—
Research and development	4,300	2,469	7,872	4,583
General and administrative	4,404	1,258	9,016	2,484
In-process research and development	500	—	1,157	—
Amortization of acquired intangible assets	582	—	1,121	—

Total costs and expenses	9,803	3,727	19,201	7,067

Loss from operations	(9,503)	(3,727)	(18,725)	(7,067)
Other income (expense)
Interest income	13	22	27	25
Interest expense	(218)	(78)	(546)	(102)
Other income (expense), net	95	343	(148)	411

Total other income (expense)	(110)	287	(667)	334
Loss before income taxes	(9,613)	(3,440)	(19,392)	(6,733)
Income tax benefit	335	—	962	—

Net loss	$(9,278)	$(3,440)	$(18,430)	$(6,733)

Unaccreted dividends on convertible preferred stock	—	(808)	—	(1,581)

Net loss attributable to common stockholders	$(9,278)	$(4,248)	$(18,430)	$(8,314)

Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(4.62)	$(0.66)	$(9.35)

Weighted average shares outstanding, basic and diluted	28,761,326	918,397	27,768,959	889,528

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Net loss	$(9,278)	$(4,248)	$(18,430)	$(8,314)
Other comprehensive loss:
Foreign currency translation adjustments	(322)	—	(390)	—
Unrealized gain (loss) on available-for-sale securities	80	—	(352)	—

Other comprehensive loss	(242)	—	(742)	—

Comprehensive loss	$(9,520)	$(4,248)	$(19,172)	$(8,314)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities
Net loss	$(18,430)	$(6,733)

Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,157	—
Stock-based compensation expense	3,700	192
Depreciation and amortization expense	1,183	6
Non-cash interest expense	20	12
Change in fair value of contingent consideration	(150)	—
Change in fair value of derivative instruments	219	—
Deferred income taxes	(962)	—
Changes in operating assets and liabilities:
Accounts receivable	(116)	—
Inventories	(69)	—
Prepaid expenses	(466)	(2,851)
Other assets	(40)	(11)
Accounts payable	(1,676)	1,060
Accrued expenses and other liabilities	(240)	(210)
Deferred income	(64)	—

Net cash used in operating activities	(15,944)	(8,535)

Cash flows from investing activities
Purchase of property and equipment, net	(246)	(8)
Cash paid for acquisitions, net of cash received	(12,075)	—
Purchase of marketable securities	(1,200)	(1,479)
Proceeds from maturities of marketable securities	2,217	1,972
Purchase of derivative instruments	(643)	—
Purchase of in-process research and development	(1,157)	—

Net cash used in investing activities	(13,104)	(485)

Cash flows from financing activities
Proceeds from issuance of Series C convertible preferred stock, net of issuance costs	—	3,406
Proceeds from the issuance of debt, net of discount	—	4,927
Repurchase of common stock	(1,074)	—
Proceeds from stock option exercises	45	98
Repurchase, early exercised stock options	—	(5)
Proceeds from public offering, net of commission	92,224	—
Payments of public offering costs	(1,731)	—
Cash paid for promissory notes	(18,067)	—
Cash paid for contingent consideration	(15,166)	—

Net cash provided by financing activities	56,231	8,426

Effect of exchange rate changes on cash	4	—
Net increase in cash and cash equivalents	27,187	376
Cash and cash equivalents, beginning of period	41,084	13,973

Cash and cash equivalents, end of period	$68,271	$14,349

Supplemental disclosure of cash flow information
Cash paid for interest	$413	$91
Supplemental disclosure of noncash investing and financing activities:
Accrued third-party milestone payment	$—	$500
Deferred initial public offering costs included in prepaid expenses	$—	$2,668

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements include the accounts of Aratana Therapeutics, Inc. (the “Company” or “Aratana”) and its wholly owned subsidiaries. The Company has one operating segment. All intercompany balances and transactions have been eliminated in consolidation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2014. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company expects that its cash, cash equivalents and short-term marketable securities, which includes the remaining net proceeds received in its public offering of common stock that closed on February 3, 2014, and existing Credit Facility will fund operations through at least December 31, 2015.

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

Revenue Recognition

During 2013, the Company’s principal revenue streams were product sales and licensing revenue. Beginning in 2014, as a result of the Okapi Sciences, NV (“Okapi Sciences”) acquisition (Note 4), the Company generates revenue from research and development services. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Accounting for Stock Based Compensation

In 2013, the Company used expected volatility based on the historic volatility of publicly-traded peer companies. Beginning in the first quarter of 2014, expected volatility is based on historical volatility of the Company’s stock as adequate historical data regarding the volatility of the Company’s common stock price became available.

Derivative Financial Instruments

In 2013, the Company held no derivative financial instruments. Beginning in 2014, the Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company’s sole derivative (Note 6) has not been designated as a hedging instrument and is adjusted to fair value through current income.

Foreign Currency

During 2013, the Company had limited foreign currency exposure. With the acquisition of Okapi Sciences (Note 4) in 2014, the Company now is exposed to effects of foreign currency from translation. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in arriving at loss from operations. The results of operations for subsidiaries, whose functional currency is not the U.S. Dollar, are translated into the U.S. Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income (loss) in the consolidated balance sheet. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from permanent differences in intercompany accounts. Gains and losses from permanent differences in intercompany accounts are included in a separate component of other comprehensive income.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Comprehensive Loss

For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss. During the first six months of 2014, there were differences between net loss and comprehensive loss. The Company includes foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets, permanent differences in intercompany accounts and unrealized holding gains and losses on available-for-sale securities in comprehensive loss

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on recognizing revenue in contracts with customers. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This guidance will supersede the revenue recognition requirements in topic, Revenue Recognition, and most industry-specific guidance. This guidance also supersedes some cost guidance included in subtopic, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of topic, Property, Plant, and Equipment, and tangible assets within the scope of topic, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this guidance.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

These changes become effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact, if any, this new guidance will have on the Company’s financial condition, results of operations or cash flows.

Development Stage Entities — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, Consolidations: In June 2014, the FASB issued guidance that removes all incremental reporting requirements from GAAP for development stage entities, including the removal of the topic development stage entities. These changes eliminate the requirement to report inception-to-date information in the statements of income, cash flows, and shareholder equity. These changes become effective for the Company on January 1, 2015 and early adoption is permitted. The Company opted to adopt this guidance as of June 30, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact the Company’s financial condition, results of operations or cash flows.

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2014 and December 31, 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

	CARRYING VALUE	FAIR VALUE MEASUREMENTS AS OF JUNE 30, 2014 USING:
		LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents(1)	$3,486	$—	$3,486	$—	$3,486
Short-term marketable securities	2,453	—	2,453	—	2,453
Long-term marketable securities	848	—	848	—	848
Derivative financial instruments	424	—	424	—	424

	$7,211	$—	$7,211	$—	$7,211

Liabilities:
Contingent consideration	$4,202	$—	$—	$4,202	$4,202

	$4,202	$—	$—	$4,202	$4,202

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

(1)	Cash equivalents consist solely of certificates of deposit.

	CARRYING VALUE	FAIR VALUE MEASUREMENTS AS OF DECEMBER 31, 2013 USING:
		LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Marketable securities	$4,670	$—	$4,670	$—	$4,670

	$4,670	$—	$4,670	$—	$4,670

Liabilities:
Contingent consideration(1)	$4,115	$—	$—	$4,115	$4,115

	$4,115	$—	$—	$4,115	$4,115

(1)	Contingent consideration consists of a current portion of $2,572 and long term portion of $1,543 on the consolidated balance sheet.

Certain estimates and judgments are required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Marketable securities (short-term and long-term)—the fair value of marketable securities has been estimated based on quoted prices in active markets for similar securities or identical assets in markets that are not active or application of discount for lack of marketability to quoted prices in active markets for similar securities.

•	Derivative financial instruments—the fair value of the derivative instruments has been estimated using a modified Black-Scholes model. Inputs into the Black-Scholes model include interest rates, stock volatilities and dividends data.

•	Contingent consideration—the fair value of the contingent consideration payable has been estimated using the income approach using a probability weighted discounted cash flow method. Inputs into the discounted cash flow method include the probability of and period in which the relevant milestone event is expected to be achieved and the discount rate to be applied in calculating the present values of the relevant milestone.

During the six months ended June 30, 2014 and year ended December 31, 2013, there were no transfers between Level 1, Level 2 and Level 3.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

2014
As of January 1	$4,115
Initial recognition of contingent consideration payable	15,166
Settlement of contingent consideration payable	(15,235)
Expense recognized in the consolidated statement of operations (within general and administrative) due to change in fair value	156

As of the end of the period	$4,202

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Quantitative Information about Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial liabilities:	FAIR VALUE AT MEASUREMENT DATE
At June 30, 2014	Fair value	Valuation technique	Significant unobservable inputs	Range	(Weighted Average)
Contingent consideration	$4,202	Income approach (probability weighted discounted cash flow)	Probability of milestones being achieved	3.80% to 95.00%	(71.75%)
			Assumed market participant discount rate	5.50%
			Periods in which milestones are expected to be achieved	2014 to 2015

Contingent consideration payable represents the future amount the Company may be required to pay in conjunction with the Vet Therapeutics, Inc. (“Vet Therapeutics”) acquisition in October 2013. The amount of contingent consideration which may ultimately be payable by the Company in relation to the Vet Therapeutics acquisition is dependent upon the achievement of specified future milestones, such as certain regulatory and manufacturing milestones for AT-004. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related amounts contingent consideration at each balance sheet date.

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

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value as at June 30, 2014 and December 31, 2013 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

Year to	JUNE 30, 2014
	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)	$14,939	$15,600

Year to	DECEMBER 31, 2013
	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)	$14,935	$15,040

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

4. Business Combinations

Acquisition of Okapi Sciences

On January 6, 2014, the Company acquired Okapi Sciences, a Leuven, Belgium based company with a proprietary antiviral platform and three clinical/development stage product candidates. This acquisition further expanded the existing Company pipeline. The aggregate purchase price was approximately $44,439, which consisted of $14,139 in cash, a promissory note in the principal amount of $15,134 with a maturity date of December 31, 2014, and a contingent consideration of up to $16,308 with an acquisition fair value of $15,166. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to mandatory prepayment in the event of a specified equity financing by the Company. On February 4, 2014, the promissory note and accrued interest was paid in cash in the amount of $15,158. On March 17, 2014, the contingent consideration was settled in cash in the amount of $15,235.

Included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 is revenue totaling approximately $300 and $476, respectively, related to Okapi Sciences.

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

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment was to be made in the form of shares of the Company’s common stock-based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration was recorded as a liability and measured at fair value using a probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in an estimated fair value of contingent consideration of $15,166. The contingent consideration was settled March 17, 2014 for $15,235 and the difference between the initial fair value amount and settlement amount was $69 which is reflected as a credit to or charge to General and administrative in the consolidated statement of operations.

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

In the six months ended June 30, 2014 the Company incurred expenses totaling $161 relating to the Okapi Sciences acquisition, which was recorded within General and administrative expenses in the Company’s consolidated statement of operations.

The Company has preliminarily valued the acquired assets and assumed liabilities based on their estimated fair values. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters and finalization of the working capital adjustment. The preliminary fair values included in the balance sheet as of June 30, 2014 are based on the best estimates of management. The completion of the valuation may result in adjustments to the carrying value of Okapi Sciences’ assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the January 6, 2014 acquisition date.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$1,063
Accounts receivable	149
Other receivables	60
Prepaid expenses and other current assets	82
Property and equipment	217
Other long-term assets	18
Identifiable intangible assets	29,400
Accounts payable and accrued expenses	(586)
Deferred revenue	(83)
Deferred tax liabilities, net	(3,588)
Long-term debt	(4)

Total identifiable net assets	26,728
Goodwill	17,711

Total net assets acquired	44,439
Less:
Promissory note	15,134
Contingent consideration	15,166
Cash paid	$14,139

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition:

	FAIR VALUE	USEFUL LIFE
AT-006	$3,400	13 years
AT-007	13,500	15 years
AT-008	5,300	13 years
AT-011	7,200	14 years

Total intangible assets subject to amortization	$29,400

The identifiable intangible assets recognized by the Company as a result of the Okapi Sciences acquisition relate to Okapi Sciences technology, and consist primarily of its intellectual property related to Okapi Sciences AT-006, AT-007, AT-008 and AT-011 programs, and the estimated net present value of future cash flows from commercial agreements related to the AT-006 program.

All Okapi Sciences programs, which were considered In-process research and development (“IPR&D”) at the acquisition date, were valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from this technology. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible, and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

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

Pro forma financial information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Okapi Sciences occurred on January 1, 2013. The unaudited pro forma financial information is as follows:

	THREE MONTHS ENDED JUNE 30, 2013	SIX MONTHS ENDED JUNE 30, 2013

Revenue	$—	$—
Loss from operations	$(4,799)	$(9,249)
Net and comprehensive loss before income taxes	$(4,754)	$(9,420)
Net loss attributable to common stockholders before income taxes	$(5,562)	$(11,001)

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The pro forma financial information for all periods presented has been calculated after adjusting the results of the Company and Okapi Sciences to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the depreciation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2013. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2013 fiscal year.

5. Marketable Securities

As of June 30, 2014 and December 31, 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	JUNE 30, 2014
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Certificates of deposit	$2,453	$—	$—	$2,453
Common stock	1,200	—	(352)	848

	$3,653	$—	$(352)	$3,301

	DECEMBER 31, 2013
	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
Certificates of deposit	$4,670	$—	$—	$4,670

	$4,670	$—	$—	$4,670

At June 30, 2014, and at December 31, 2013, certificates of deposit consisted of investments that mature within one year.

At June 30, 2014, unrealized losses in the amount of $352 were recorded as a component of other comprehensive income. As of June 30, 2014, no gross unrealized losses related to individual securities had been in a continuous loss position for 12 months or longer.

As of June 30, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months and six months ended June 30, 2014, the Company did not recognize any impairment charges.

6. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in the other long-term assets financial statement line item. In 2014, the Company’s derivative financial instrument is not designated as a hedging instrument and is adjusted to fair value through earnings in the other income (expense) financial statement line item.

The following table shows the Company’s derivative instrument at gross fair value as reflected in the consolidated balance sheet as of June 30, 2014:

	JUNE 30, 2014	DECEMBER 31, 2013
	FAIR VALUE OF DERIVATIVES NOT DESIGNATED AS HEDGE INSTRUMENT	FAIR VALUE OF DERIVATIVES NOT DESIGNATED AS HEDGE INSTRUMENT
Derivative assets:
Warrant (Notes 3 and 13)	$424	$—

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following table shows the gain (loss) recognized in other income (expense) for the three months and six months ended:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)
Derivative assets:
Warrant	$27	$—	$(219)	$—

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of June 30, 2014:

	JUNE 30, 2014
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

7. Inventories

Inventories are stated at the lower of cost or market and are comprised of the following:

	JUNE 30, 2014	DECEMBER 31, 2013
Work-in-process	$124	$55

	$124	$55

8. Property and Equipment, Net

Property and equipment consisted of the following as of June 30, 2014 and December 31, 2013:

	JUNE 30, 2014	DECEMBER 31, 2013
Laboratory and office equipment	$248	$90
Computer equipment and software	70	40
Furniture	69	2
Vehicles	114	—
Leasehold improvements	102	—
Construction in process	4	7

Total property and equipment	607	139

Less: Accumulated depreciation	(99)	(41)

Property and equipment, net	$508	$98

Depreciation expense was $35 and $61 for the three months and six months ended June 30, 2014, respectively.

9. Goodwill

In October 2013, the Company completed its acquisition of Vet Therapeutics. The fair value of consideration exceeded the fair value of assets and liabilities acquired, which resulted in goodwill of $20,796. In January 2014, the Company completed its acquisition of Okapi Sciences. The fair value of consideration paid totaled $43,376, net of cash received which resulted in goodwill of $17,711.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following is a summary of goodwill as of June 30, 2014:

	GROSS CARRYING AMOUNT	IMPAIRMENT LOSSES	NET CARRYING VALUE
Goodwill	$38,419	$—	$38,419

The change in the net book value of goodwill for the six months ended June 30, 2014 is shown in the table below:

2014
As of January 1	$20,796
Acquisitions	17,711
Effect of foreign currency exchange	(88)

As of the end of the period	$38,419

10. Intangible Assets, Net

In January 2014, the Company completed its acquisition of Okapi Sciences (Note 4). The Company acquired certain identifiable intangible assets related to Okapi Sciences’ technology.

The following is a summary of intangible assets acquired during the six months ended June 30, 2014:

GROSS CARRYING AMOUNT
Unamortized intangible assets:
Intellectual property rights acquired for IPR&D	$29,254

The change in the net book value of other intangible assets for the six months ended June 30, 2014 is shown in the table below:

2014
As of January 1	$46,140
Acquisitions	29,400
Amortization charged	(1,121)
Effect of foreign currency exchange	(146)

As of the end of the period	$74,273

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. Amortization of intangible assets for the three months and six months ended June 30, 2014 amounted to $582 and $1,121, respectively.

11. Debt

Converted Loans

On March 4, 2013, the Company entered into a credit facility (the “Credit Facility”) with Square 1 Bank (“Square 1”) as lender. The Credit Facility provided for an initial term loan of $5,000 in principal (the “Initial Term Loan”) and additional term loans not to exceed $5,000 in principal, with total borrowings not to exceed $10,000. On October 11, 2013, the Company and Vet Therapeutics entered into an amendment of the Credit Facility (the “Credit Facility Amendment”), which, among other things, increased the amount that remained available for the Company to draw by an additional $5,000, to a total of $10,000 (the “Additional Term Loan”). Simultaneously with the closing of the Credit Facility Amendment on October 11, 2013, the Company borrowed the total $10,000 available, and upon consummation of the merger with Vet Therapeutics, Vet Therapeutics became a co-borrower under the Credit Facility.

On June 13, 2014, the Company and Vet Therapeutics entered into an additional amendment of the Credit Facility (the “Second Credit Facility Amendment”), which, among other things, converted $15,000 in outstanding term loans under the Credit Facility into non-revolving loans (the “Converted Loans”) and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. The Company is obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date such non-revolving term loans will be due. If the Company and Vet Therapeutics remain in compliance with the terms of the Credit Facility through June 13, 2016 and Square 1, the Company and Vet Therapeutics mutually agree to new financial covenants, the Company and Vet Therapeutics shall have the option (subject to Square 1’s agreement to such new financial covenants) to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If the Company and Vet Therapeutics elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1’s agreement to new financial covenants), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Simultaneously with the closing of the Second Credit Facility Amendment on June 13, 2014, the Company entered into a pledge and security agreement with Square 1, pursuant to which the Company pledged 65% of the issued and outstanding shares of Wildcat Acquisition BVBA, a private limited liability company formed in Belgium and a wholly owned subsidiary of the Company, to Square 1 as collateral under the Credit Facility.

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the consolidated balance sheet net of discount of $73, related to fees assessed by the lender at the time of borrowing.

The additional $11 of fees assessed by Square 1 in connection with the Second Credit Facility Agreement were capitalized and will be recognized over the term of the loan as the amendment was determined to be a debt modification. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the two-year term of the term to the maturity date of June 13, 2016. At June 30, 2014, the debt discount balance totaled $61. Accretion amounts recognized as interest expense for the three months and six months ended June 30, 2014 were $7 and $15, respectively and for the three and six months ended June 30, 2013 were $6 and $8, respectively.

Estimated future principal payments under the Credit Facility, as amended are as follows:

YEARS ENDING DECEMBER 31,
2014	$—
2015	—
2016	15,000
2017	—
Thereafter	—

Total	$15,000

During the three months and six months ended June 30, 2014, the Company recognized $216 and $433 of interest expense related to the Credit Facility, respectively.

Promissory Note

In connection with the acquisition of Vet Therapeutics, the Company executed a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to prepayment in the event of specified future equity financings by the Company. On February 4, 2014, the promissory note and accrued interest of $20 was paid by the Company.

12. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2014 and December 31, 2013:

	JUNE 30, 2014	DECEMBER 31, 2013
Accrued expenses:
Accrued payroll and related expenses	$1,123	$1,017
Accrued professional fees	382	600
Accrued minimum royalties	35	70
Accrued interest	75	71
Accrued research and development costs	806	662
Accrued other	90	75

	$2,511	$2,495

13. Agreements

Kansas Bioscience Authority (“KBA”) Programs

During the three months and six months ended June 30, 2014, the Company recognized income from a research and development grant from the KBA of $62. The Company received $641 during the life of the agreement.

Option Programs

During June 2014, the Company entered into an amendment to extend the option for one of the option agreements (AT-Beta) for an additional 12 months in exchange for a non-refundable, non-creditable extension fee.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

In August 2014, the Company elected to exercise the opt-in right, for a CRth2 antagonist for atopic dermatitis (AT-Gamma) which triggers the commencement of an exclusive negotiation period for a definitive agreement between the parties.

The principal terms of any option agreement entered into by the Company will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

During the three and six months ended June 30, 2014, the Company recognized expenses of $69 and $154 respectively, due to these option programs as Research and development expense.

Novartis Animal Health (“NAH”)

On August 21, 2013, Okapi Sciences entered into an Exclusive License, Development, and Commercialization Agreement with NAH (the “NAH AT-006 Agreement”) that granted NAH global rights for development and commercialization of licensed animal health products for an anti-viral for the treatment of feline herpes virus induced ophthalmic conditions. As a result of the Company’s acquisition of Okapi Sciences, the Company has assumed the rights and obligations under this agreement. The Company is responsible for the development and obtaining regulatory approval of AT-006 and NAH is responsible for the commercialization. The Company will be entitled to receive from NAH milestone payments of up to €7,500 upon Aratana’s achievement of certain regulatory milestones and NAH achievement of certain commercial milestones, as well as tiered royalties on NAH’s product sales, if any. The Company is entitled to receive from NAH up to $2,500 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee. As of the acquisition date, Okapi Sciences had incurred $930 of development expenses. The remaining funding of up to $1,570 will be recognized as revenue as development expenses are incurred by the Company.

During the three and six months ended June 30, 2014, the Company recognized $300 and $476 of research and development services revenue related to the NAH AT-006 Agreement. As of June 30, 2014, the Company had not accrued or received any milestone or royalty payments since execution of the NAH AT-006 Agreement.

Advaxis Inc. (“Advaxis”)

On March 19, 2014, the Company entered into an Exclusive License Agreement with Advaxis (the “Advaxis Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for Advaxis’ ADXS-cHER2 for the treatment of osteosarcoma in dogs (“AT-014”) and three additional cancer immunotherapy products for the treatment of three other types of cancer. Under the terms of the Advaxis Agreement, the Company paid $2,500 in exchange for the license, 306,122 shares of common stock, and a warrant to purchase 153,061 shares of common stock. The consideration was allocated to the common stock and warrant based on their fair values on the date of issuance of $1,200 and $643, respectively. The remaining consideration of $657 was allocated to the licensed technology. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $657 was expensed upon acquisition. The Company will be required to pay Advaxis milestone payments of up to an additional $6,000 in clinical and regulatory milestones for each of the four products, assuming approvals in both cats and dogs, in both the United States and the European Union. In addition, the Company agreed to pay up to $28,500 in commercial milestones, as well as tiered royalties ranging from mid-single digit to 10% on the Company’s product sales, if any.

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

Vet-Stem, Inc. (“Vet-Stem”)

On June 12, 2014, the Company entered into an Exclusive License Agreement with Vet-Stem (the “Vet-Stem Agreement”) that granted the Company the exclusive United States rights for commercialization and development of Vet-Stem’s allogeneic stem cells being developed for the treatment of pain and inflammation of canine osteoarthritis (“AT-016”). Vet-Stem is responsible for the development and obtaining regulatory approval of AT-016 and the Company is responsible for the commercialization. Under the terms of the Vet-Stem Agreement, the Company paid an initial license fee of $500. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $500 was expensed upon acquisition. The Company will be required to pay Vet-Stem milestone payments of up to $4,500 upon Vet-Stem’s achievement of certain development and regulatory milestones, as well as tiered royalties on the Company’s product sales, if any. The Company could be required to pay to Vet-Stem up to $3,600 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company does not expect Vet-Stem to achieve any milestones related to the Vet-Stem Agreement within the next twelve months.

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

As of June 30, 2014, there were 28,783,500 shares of the Company’s common stock outstanding, net of 663,888 shares of unvested restricted common stock.

Authorized Common Stock

In February 2013, the board of directors of the Company approved an amendment of the Company’s Certificate of Incorporation and increased the number of authorized shares of common stock to 25,041,667. On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000, par value $0.001 per share.

Treasury Stock

As part of the Company’s stock plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the three and six months ended June 30, 2014, the Company repurchased 864 and 4,873 shares, respectively, in settlement of employees’ tax obligations for a total of $88 or an average of $18.05 per share. The Company accounts for treasury stock using the cost method.

On April 15, 2014, the Company purchased 71,918 shares from a former stockholder of a subsidiary of the Company in a non-recurring private transaction for $986 or $13.71 per share.

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

Stock-Based Awards

The Company issued common stock pursuant to the 2010 Equity Incentive Plan during the year ended December 31, 2013, and both 2010 Equity Incentive Plan and 2013 Incentive Award Plan for the six months ended June 30, 2014, and year ended December 31, 2013 (Note 15).

15. Stock-Based Awards

The following table summarizes stock option activity under the 2010 Equity Incentive Plan (the “2010 Plan”) for the six months ended June 30, 2014:

	SHARES ISSUABLE UNDER OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE
			(IN YEARS)

Outstanding as of December 31, 2013	263,467	$1.25	8.94	$4,704
Granted	—	—
Exercised	(47,055)	0.40
Forfeited	(45,446)	0.40
Expired	—	—

Outstanding as of June 30, 2014	170,986	$1.71	8.55	$2,258

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

For the six months ended June 30, 2014, the total intrinsic value of options exercised was $865. The Company received $19 during the six months ended June 30, 2014 from stock option exercises.

The table below summarizes activity under the 2010 Plan related to restricted stock for the six months ended June 30, 2014:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	237,740	$0.82
Restricted common stock issued	—	—
Restricted common stock vested	(112,044)	0.74
Restricted common stock forfeited	—	—

Unvested restricted common stock as of June 30, 2014	125,696	$0.89

As of June 30, 2014, options for the purchase of 1,447,332 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 258,159 are unvested and subject to repurchase.

The following table summarizes stock option activity under the 2013 Incentive Award Plan (the “2013 Plan”) for the six months ended June 30, 2014:

	SHARES ISSUABLE UNDER OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE	WEIGHTED AVERAGE REMAINING CONTRACTUAL TERM	AGGREGATE INTRINSIC VALUE

Outstanding as of December 31, 2013	685,934	$15.32	9.68	$4,151
Granted	770,711	18.50
Exercised	(4,386)	6.00
Forfeited	(25,893)	6.97
Expired	—	—

Outstanding as of June 30, 2014	1,426,366	$17.21	9.41	$2,585

For the six months ended June 30, 2014, the weighted average grant date fair value of stock options granted was $13.39. For the six months ended June 30, 2014, the total intrinsic value of options exercised was $55. The Company received $26 during the three months ended June 30, 2014 from stock option exercises.

The table below summarizes activity under the 2013 Plan related to restricted stock for the six months ended June 30, 2014:

	SHARES	WEIGHTED AVERAGE GRANT DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	89,766	$19.07
Restricted common stock issued	225,000	18.42
Restricted common stock vested	(34,733)	17.78
Restricted common stock forfeited	—	—

Unvested restricted common stock as of June 30, 2014	280,033	$18.71

For the six months ended June 30, 2014, the weighted average grant date fair value of restricted common stock granted was $18.42. For the six months ended June 30, 2014, the total fair value of restricted common stock vested was $473. The Company did not receive cash proceeds for any of the restricted common stock granted during the six months ended June 30, 2014.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three and six months ended June 30, 2014 and 2013 as follows:

	THREE MONTHS JUNE 30,		SIX MONTHS JUNE 30,
	2014	2013	2014	2013
Research and development	$378	$31	$782	$62

General and administrative	1,089	58	2,918	130

	$1,467	$89	$3,700	$192

The Company had an aggregate of $14,898 and $4,863 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of June 30, 2014, which is expected to be recognized over a weighted average period of 3.2 years.

16. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2014 and 2013.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net Loss	$(9,278)	$(3,440)	$(18,430)	$(6,733)
Unaccreted dividends on convertible preferred stock	—	(808)	—	(1,581)

Net loss attributable to common stockholders	$(9,278)	$(4,248)	$(18,430)	$(8,314)

Denominator:
Weighted average shares outstanding, basic and diluted	28,761,326	918,397	27,768,959	889,528
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(4.62)	$(0.66)	$(9.35)

Stock options for the purchase of 1,597,332 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three and six months ended June 30, 2014, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

17. Income Taxes

The Company recorded income tax benefit of $335 and $962 during the three and six months ended June 30, 2014, respectively, compared to $0 during the three and six months ended June 30, 2013. The Company’s effective tax rate of 5.0% for the six months ended June 30, 2014, was based on the Company’s projected annual estimated effective tax rate for 2014. The Company’s income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets.

As of June 30, 2014, the Company had net deferred tax liability of approximately $2,900. On January 6, 2014, the Company completed the acquisition of Okapi Sciences. As a result of the acquisition, the company recognized approximately $3,600 of net deferred tax liability primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, for the six months ended June 30, 2014 were:

	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	UNREALIZED HOLDING GAIN/(LOSS) ON AVAILABLE FOR SALE SECURITIES	ACCUMULATED OTHER COMPREHENSIVE LOSS
As of January 1, 2014	$—	$—	$—
Current period change	(390)	(352)	(742)

As of June 30, 2014	$(390)	$(352)	$(742)

19. Related Party Transactions

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; market conditions and our ability to raise capital under the shelf registration statement from the sale of our securities; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and partners; regulatory restrictions on the marketing of our product candidates; our lack of an internal sales organization, and any failure to create a sales force or partner with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; our current exemption from the requirement to maintain internal control over financial reporting, and any failure to achieve and maintain effective internal control over financial reporting in the future; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; safety or efficacy concerns with respect to our product candidates; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; risks associated with our intellectual property rights; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant shareholders over our business; the eligibility of a significant portion of our total outstanding shares to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2014 and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment. We operate at the intersection of the more than $50 billion annual U.S. pet market and the more than $20 billion annual worldwide animal health market. Our current portfolio includes over 15 therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets. Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004, which treats B-cell lymphoma, received a conditional license from the U.S. Department of Agriculture (“USDA”) in November 2012. AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014, and we expect to commence limited marketing of the product to our clinical investigator sites and certain other sites later this year as we complete the activities required to obtain a full license. We have also filed for a product license from the USDA for AT-014, a novel her2/neu-directed cancer immunotherapy for the treatment of canine osteosarcoma and other cancers. This product was licensed from Advaxis, Inc. (“Advaxis”) in March 2014. Our other lead products include small molecules directed at treating osteoarthritis pain and inflammation, loss of appetite and post-operative pain in dogs and cats. We are also developing antiviral drugs, focused on the treatment of herpes and immunodeficiency in cats, including AT-006, our partnered antiviral for the treatment of ocular lesions associated with feline ocular herpes infection. We have closed enrollment on a partially-enrolled pivotal field study in Germany to harmonize the program to enable a concurrent U.S. and EU development plan. The closed study will not enable a pivotal EU submission in 2015. In June 2014, we entered into an exclusive license agreement with Vet-Stem, Inc., (“Vet-Stem”) for its novel, allogeneic stem cell therapy technology. Under the agreement, Aratana obtained the exclusive rights to commercialize Vet-Stem’s allogeneic stem cells in the United States, which if approved, would be the first FDA-regulated, “off the shelf” regenerative cell therapy for the treatment of osteoarthritis in dogs (AT-016). Our product candidates and development activities are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets. We can provide no assurance, however, that regulatory approval of our product candidates will be obtained.

We have assembled a portfolio of therapeutic candidates that are in various stages of development in either cats or dogs, and frequently in both. The following table identifies the primary molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-001 (grapiprant)	Dog	Pain and inflammation associated with osteoarthritis	Pivotal field effectiveness study. Expect U.S. marketing approval in 2016.

	Cat	Pain and inflammation associated with degenerative joint disease	Pilot studies.

AT-002 (capromorelin)	Dog	Stimulation of appetite	Pivotal field effectiveness study. Expect U.S. marketing approval in 2016.

	Dog	Maintain or gain body weight in chronically diseased dogs.	Pilot studies.

	Cat	Maintain or gain body weight in chronically diseased cats	Pilot studies.

AT-003 (bupivacaine ER)	Dog	Post-operative pain management	Dose confirmation study.

	Cat	Post-operative pain management	Proof of concept studies.

AT-004	Dog	B-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study to USDA. Licensed to Novartis Animal Health Inc. (“NAH”). Full license expected in 2014.

AT-005	Dog	T-cell lymphoma monoclonal antibody	Completed pivotal field effectiveness study. Two additional effectiveness studies under practice conditions. Full license expected in 2015.

AT-006	Cat	Ocular herpes virus infection	Closed the field study in Europe. Planning for additional studies. Licensed to NAH.

AT-007	Cat	Feline immunodeficiency virus infection	Pilot study in Europe.

AT-008	Dog	Lymphoma chemotherapy	Planning pivotal field effectiveness study in Europe.

AT-009	Dog	Mast cell tumor	Lead selection.

AT-010	Dog	Atopic dermatitis	Lead selection.

AT-011	Dog	Parvovirus infection	Lead selection.

AT-012	Cat	Calicivirus infection	Lead selection.

AT-014	Dog	Osteosarcoma immunotherapy	Filed for USDA product license.

AT-015	Cat	Lymphoma monoclonal antibody	Lead selection.

AT-016	Dog	Allogeneic stem cell therapy in osteoarthritis	Dose confirmation study.

AT-017	Dog	Lymphoma immunotherapy	Lead selection.

In addition to the above-listed product candidates, we are evaluating additional molecules for applications in other diseases and we are researching new product concepts internally through our recently acquired antibody and antiviral research expertise. We have two options with third parties for two additional molecules that we are considering licensing for further development, one of which is a CRTh2 antagonist for atopic dermatitis and the other is for seizures in dogs. We aim to submit drug applications for U.S. approval for the majority of these potential products and to make similar regulatory filings for European approval. Furthermore, where appropriate, we attempt to develop and submit regulatory filings for therapeutic indications in both cats and dogs, which will be separate products and require separate approvals.

Our strategy is to in-license proprietary technology from human biopharmaceutical companies and academia or leverage existing insights in human biology applicable in pets and to develop therapeutics specifically for use in pets. We seek to identify human therapeutics that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredient, process chemistry and a well-defined manufacturing process. We also seek to identify products already in development for pets and to license or acquire these products. To date we have in-licensed and are further developing pharmaceutical compounds from Pacira Pharmaceuticals, Inc., RaQualia Pharma, Inc., Advaxis, Vet-Stem and others.

We expect to use the time between now and full commercialization of our product candidates to build veterinarian and pet owner awareness of our company and our products. We believe that our product candidates, if approved, will enable veterinarians to deliver a higher level of medical care to pets while providing an important revenue stream to the veterinarian’s practice.

We have incurred significant net losses since our inception. We incurred net losses of $4.3 million, $11.6 million and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of June 30, 2014, we had an accumulated deficit of $44.9 million and cash, cash equivalents and short-term investments of $70.7 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we expect to seek to fund our operations through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern. As of the date of the filing of this quarterly report, we believe that our existing cash, cash equivalents, and short-term marketable securities, which include the net proceeds received by us in our public offering of common stock, as discussed below, and existing Credit Facility, will allow us to fund our operations through at least December 31, 2015.

Recent Developments

Option Programs

As part of the Company’s product selection and development effort, we enter into option agreements with human biopharmaceutical companies to assess certain product candidates for potential use in companion animals. During June 2014, we entered into an amendment to extend the option for one of the option agreements (AT-Beta) for an additional 12 months in exchange for a non-refundable, non-creditable extension fee.

In August 2014, we elected to exercise the opt-in right on the remaining option, for a CRTh2 antagonist for atopic dermatitis (AT-Gamma) which triggers the commencement of an exclusive negotiation period for a definitive agreement between the parties.

License agreements

Vet-Stem, Inc. – We entered into an exclusive license agreement with Vet-Stem in June 2014 for its novel, allogeneic stem cell therapy technology. Under the agreement, we obtained exclusive rights to Vet-Stem’s allogeneic stem cells in the United States for the treatment of osteoarthritis in dogs. Aratana and Vet-Stem initiated a blinded, multi-center, placebo-controlled, dose confirmation study.

Under the terms of the agreement, we will have an exclusive license to develop and commercialize products in the U.S., based upon Vet-Stem technology for the treatment of pain and inflammation of canine osteoarthritis. Vet-Stem will continue to be responsible for the ongoing development of its allogeneic stem cell technology. We paid $0.5 million upon signing of the license as a reimbursement to Vet-Stem for a portion of its past development expenses and will be responsible for funding future budgeted development. The current agreed upon amount for development is $3.6 million, and this amount is subject to adjustments as approved by the joint steering committee. We will also pay up to $4.5 million in success-based development and regulatory milestones, as well as tiered royalties upon potential commercialization of the stem cell therapy, based on potential sales. We will also have the exclusive right to negotiate expansion of the agreement to include the European Union countries during the calendar year of 2014.

Shelf Registration Statement

On July 15, 2014, we filed a shelf registration statement on Form S-3 (Reg. No. 333-197414) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Shelf Registration Statement was declared effective by the SEC on July 30, 2014.

The Shelf Registration Statement gives us the flexibility to offer and sell, from time to time, up to $100 million of common stock, preferred stock, warrants, units or any combination of the foregoing in one or more future public offerings. The Shelf Registration Statement also registered for sale of up to 500,000 shares in the aggregate of our common stock by certain of our stockholders. There are no specific plans to offer securities under the Shelf Registration Statement at this time. The terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company’s Board of Directors. Any offering of securities covered by the Shelf Registration Statement will be made only by means of a written prospectus and prospectus supplement authorized and filed by us.

Amendment to Square 1 Credit Facility

On June 13, 2014, we entered into an additional amendment of the Square 1 Bank (“Square 1”) credit facility (the “Credit Facility”). A more detailed description of our Credit Facility is available under the caption “Liquidity and Capital Resources - Indebtedness.”

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

We continue to recognize revenue from R&D services we provide for the ongoing development of AT-006, which is licensed to NAH for the treatment of ocular herpes infection.

Operating Expenses

The majority of our operating expenses to date have been for the licensing of and the research and development activities related to our research and development pipeline.

Research and Development Expense

Research and development costs, which consist primarily of costs associated with our product development efforts, including target animal studies, are expensed as incurred. Research and development expense consists primarily of contracted development costs, wages, stock-based compensation and employee benefits for all employees engaged in scientific research and development functions, and other operational costs related to our research and development activities, including facility-related expenses, regulatory, professional and consulting fees, travel costs and allocated corporate costs.

We have been developing our pipeline programs in parallel and typically use our employee and infrastructure resources across multiple development programs. We track contracted development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds. These expenses are included in personnel costs and other internal costs, respectively.

During 2013, we entered into option agreements relating to three molecules. We have decided not to pursue one of these molecules. During June 2014, we entered into an amendment to extend the option for one of the option agreements (AT-Beta) for an additional 12 months in exchange for a non-refundable, non-creditable extension fee. In August 2014, we elected to exercise the opt-in right on the remaining option, for a CRTh2 antagonist for atopic dermatitis (AT-Gamma) which triggers the commencement of an exclusive negotiation period for a definitive agreement between the parties.

General and Administrative Expense

General and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees in administration, finance, legal, human resources, commercialization and business development. General and administrative expenses also includes allocated rent and other facilities costs; professional and consulting fees for general business purposes and for accounting and tax services, business development activities, and general legal services; and travel and other costs.

In-Process Research and Development Expense

In-process research and development (“IPR&D”) expense consists of costs associated with acquired in-licensed technology, including upfront and milestone payments. As this technology has not reached technological feasibility in animal health indications and has no alternative future use in the field of animal health, it is expensed upon acquisition.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term marketable securities.

Interest Expense

We incur interest expense associated with our $15.0 million of outstanding borrowings. In March 2013, we borrowed $5.0 million under our Credit Facility with Square 1 and in October 2013, we borrowed an additional $10.0 million under our Credit Facility.

On June 13, 2014, we entered into an additional amendment of the Credit Facility, which, among other things, converted the $15.0 million in outstanding term loans under the Credit Facility into non-revolving loans and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. We are only required to pay interest on the non-revolving term loans until June 13, 2016, on which date such non-revolving term loans will be due. If, however, we remain in compliance with the terms of the Credit Facility through June 13, 2016 and we mutually agree with Square 1 to new financial covenants, we shall have the option to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If we elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1’s agreement to new financial covenants), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016.

A more detailed description of our Credit Facility is available under the caption “Liquidity and Capital Resources - Indebtedness.”

Other Income (Expense)

Other income consists primarily of amounts received under a research and development voucher program grant agreement with the Kansas Bioscience Authority (“KBA”), which was executed in March 2012. We were eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. This agreement terminated during the quarter ended June 30, 2014, as scheduled. From inception through June 30, 2014, we have received $0.6 million under this agreement.

In 2014, in conjunction with the Advaxis license agreement we obtained a warrant to purchase shares of common stock. The unrealized gain (loss) in fair value of the warrant is recorded in Other income (expense).

Income Taxes

Our effective tax rate of 5.0% for the six months ended June 30, 2014 was based on our projected annual estimated effective tax rate for 2014.

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

Other than as described below, there have been no material changes to our critical accounting policies through June 30, 2014 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 26, 2014.

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

Revenue Recognition

During 2013, our principal revenue streams were product sales, royalty revenue and licensing revenue. Beginning in 2014, as a result of the Okapi Sciences acquisition, we will generate revenue from research and development services. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Accounting for Stock Based Compensation

In 2013, we used expected volatility based on the historic volatility of publicly-traded peer companies. Beginning in the first quarter of 2014, expected volatility became based on historical volatility of our stock as adequate historical data regarding the volatility of our common stock price became available.

Derivative Financial Instruments

In 2013, we held no derivative financial instruments. We account for our derivative instruments as either assets or liabilities and carry them at fair value. Our sole derivative has not been designated as a hedging instrument and is adjusted to fair value through current income.

Foreign Currency

During 2013, we had limited foreign currency exposure. With the acquisition of Okapi Sciences in 2014, we now are exposed to effects of foreign currency from translation. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in arriving at loss from operations. The results of operations for subsidiaries, whose functional currency is not the U.S. Dollar, are translated into the U.S. Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income (loss) in the consolidated balance sheet. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from permanent differences in intercompany accounts. Gains and losses from permanent differences in intercompany accounts is included in a separate component of other comprehensive income.

Comprehensive Loss

For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss. During the first six months of 2014, there was a difference between net loss and comprehensive loss. We include in comprehensive loss, foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets and permanent differences in intercompany accounts and unrealized holding gains and losses on available-for-sale securities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

	THREE MONTHS ENDED JUNE 30,		%	SIX MONTHS ENDED JUNE 30,		%
	2014	2013	Change	2014	2013	Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:

Licensing and collaboration revenue	$300	$—	NA	$476	$—	NA

Costs and expenses:
Royalty expense	17	—	NA	35	—	NA
Research and development	4,300	2,469	74%	7,872	4,583	72%
General and administrative	4,404	1,258	250%	9,016	2,484	263%
In-process research and development	500	—	NA	1,157	—	NA
Amortization of acquired intangible assets	582	—	NA	1,121	—	NA
Interest income	13	22	-41%	27	25	8%
Interest expense	(218)	(78)	180%	(546)	(102)	436%
Other income (expense)	95	343	-72	(148)	411	-136%
Income tax benefit	335	—	NA	962	—	NA

Revenue

During the three months and six months ended June 30, 2014 we recorded $0.3 million and $0.5 million revenue, respectively, from research and development services we provide for the ongoing development of AT-006, which is licensed to NAH for the treatment of ocular herpes infection. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Research and development expense

	THREE MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013
	(Dollars in thousands)
Contracted development costs	$2,285	$1,602	42.6%
Personnel costs	1,154	509	126.7%
Other costs	861	358	140.5%

Total research and development	$4,300	$2,469	74.2%

During the three months ended June 30, 2014, research and development expenses totaled $4.3 million compared to $2.5 million for the three months ended June 30, 2013. The increase in research and development expense is due primarily to various in-licensing deals, as well as advancing the development of ongoing programs, and the increase in the headcount and number of products in development as a result of the Vet Therapeutics and Okapi Sciences acquisitions.

	SIX MONTHS ENDED JUNE 30,		% CHANGE
	2014	2013
	(Dollars in thousands)
Contracted development costs	$3,778	$3,007	25.6%
Personnel costs	2,529	1,006	151.4%
Other costs	1,565	570	174.6%

Total research and development	$7,872	$4,583	71.8%

During the six months ended June 30, 2014, research and development expense increased by $3.3 million as compared to the same period in 2013. This increase was primarily due to a $1.5 million increase in personnel costs as a result of increased headcount, a $1.0 million increase in other costs primarily related to increase in travel, professional fees/dues, rent, supplies and other indirect expenses and $0.8 million increase in contracted development costs as a result of the development of the expanded pipeline.

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

General and administrative expense

During the three months ended June 30, 2014, general and administrative expense increased by $3.1 million as compared to the same period in 2013. The increases are related primarily to costs associated with becoming a public company, as well as the addition of general operating expenses related to our San Diego and Belgium locations during the 2014 period. We continue to establish a commercial infrastructure to prepare for commercialization of our later stage products. We currently have two products in our portfolio with conditional approval from the USDA. During the quarter, we presented data from several of our programs at the American College of Veterinarians Internal Medicine (ACVIM) meeting in Nashville, TN.

During the six months ended June 30, 2014, general and administrative expense increased by $6.5 million as compared to the same period in 2013. This increase was primarily due to increase in personnel-related costs, which was the result of increased headcount, higher salaries, employee benefits, travel and supplies; increased professional fees associated with acquisitions and the higher costs of public company requirements; and $1.2 million in costs associated with our commercial infrastructure and business development initiatives. We also had certain one-time costs of approximately $1.0 million associated with the accelerated vesting of equity awards held by a former employee during the 2014 period.

We expect general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of our advanced lymphoma franchise, AT-001, AT-002, AT-003 and other development programs.

In-process research and development expense

During the three months ended June 30, 2014, we acquired the exclusive rights to Vet-Stem’s allogeneic stem cells in the United States for the treatment of osteoarthritis in dogs. This resulted in a $0.5 million upfront payment. We did not acquire any in-process research and development programs during the three months ended June 30, 2013.

In-process research and development expense was $1.2 million for the six months ended June 30, 2014 due to the Advaxis and Vet-Stem agreements. We did not acquire any in-process research and development programs during the six months ended June 30, 2013.

Amortization of acquired intangible assets

Amortization expense was $0.6 million and $1.1 million for the three and six months ended June 30, 2014, respectively. We did not have any amortization expense during the three and six months ended June 30, 2013. The increase in amortization expense during the three months ended June 30, 2014, is solely due to the acquisition of Vet Therapeutics. We identified certain intangible assets associated with AT-004 and began amortizing this intangible over its 20 year estimated useful life during the period as conditional approval had already been received. Conditional approval of AT-005 was received in January 2014 and we began amortizing this intangible over its 20 year estimated useful life during the first quarter.

Interest expense

Interest expense increased by $0.1 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013. Our borrowings under the Credit Facility increased by approximately $10.0 million following the 2013 three month period.

Interest expense increased by $0.4 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013 and notes payable associated with the acquisition of Vet Therapeutics and Okapi Sciences. Our borrowings under the Credit Facility increased by approximately $10.0 million following the 2013 six month period.

Other income/ (expense)

Other income (expense) decreased by $0.2 million and $0.6 million during the three and six months ended June 30, 2014, respectively, as compared to the three months ended June 30, 2013. In 2014 other income (expense) was due to unrealized holding losses on the Advaxis warrant. Other income during the 2013 period was related primarily to our research and development voucher program grant agreement with the KBA.

Income tax benefit

Income tax benefit increased by $0.3 million and $1.0 million for the three and six months ended June 30, 2014, respectively. This increase is solely due to the Okapi Sciences acquisition. As a result, we recognized approximately $3.6 million of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated significant revenue.

As of June 30, 2014, we had an accumulated deficit of $44.9 million and cash, cash equivalents and short-term investments of $70.7 million.

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

We believe that our existing cash, cash equivalents, short-term marketable securities, and existing Credit Facility will allow us to fund our operations through at least December 31, 2015. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Indebtedness

In March 2013, we entered into a loan and security agreement, or Credit Facility, with Square 1, as lender. The Credit Facility originally provided for an initial term loan of $5.0 million in principal and additional term loans not to exceed $5.0 million in principal. We borrowed $5.0 million under the Credit Facility.

On October 11, 2013, we entered into an amendment of the Credit Facility, or the Credit Facility amendment, which, among other things, increased the amount that remains available for us to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the Credit Facility amendment on October 11, 2013, we borrowed the total $10.0 million available under the Credit Facility, as amended. The term loans are to be used to supplement our growth capital needs and for general corporate purposes. Pursuant to the terms of the Credit Facility amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the Credit Facility, as amended, and granted a security interest in substantially all of its assets to Square 1. Pursuant to the terms of the Credit Facility, we are not permitted to encumber, or grant a security interest in, our intellectual property. On June 13, 2014, the Company entered into an additional amendment of the Credit Facility (the “Second Credit Facility Amendment”), which, among other things, converted the $15.0 million in outstanding term loans under the Credit Facility into non-revolving loans and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. The Company is obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date such non-revolving term loans will be due. If the Company and Vet Therapeutics remain in compliance with the terms of the Credit Facility through June 13, 2016 and Square 1, the Company and Vet Therapeutics mutually agree to new financial covenants, the Company and Vet Therapeutics shall have the option (subject to Square 1’s agreement to such new financial covenants) to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If the Company and Vet Therapeutics elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1’s agreement to new financial covenants), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016. At June 30, 2014, total borrowings under the Credit Facility were $15.0 million.

Simultaneously with the closing of the Second Credit Facility Amendment on June 13, 2014, we entered into a pledge and security agreement with Square 1, pursuant to which we pledged 65% of the issued and outstanding shares of Wildcat Acquisition BVBA, a private limited liability company formed in Belgium and a wholly owned subsidiary of Aratana Therapeutics, to Square 1 as collateral under the Credit Facility.

We are obligated to pay a success fee of up to $0.3 million if we close a sale of substantially all of our assets or capital stock, or consummate a reorganization where our voting stockholders before such transaction hold less than 50% of our voting securities after such transaction.

The Credit Facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. Under the Credit Facility, we are required to maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank beginning January 1, 2014. At June 30, 2014, we were in compliance with all financial covenants.

The Credit Facility also includes events of default, the occurrence and continuation of any of which provide Square 1 the right to exercise remedies against us and the collateral securing the loans under the Credit Facility, including our cash. These events of default include, among other things, our failure to pay any amounts due under the Credit Facility, our insolvency, the occurrence of a material adverse effect, the occurrence of any default under certain other indebtedness and a final judgment against us in an amount greater than $0.4 million.

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

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	SIX MONTHS ENDED JUNE 30,
	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(15,944)	$(8,535)
Net cash used in investing activities	$(13,104)	$(485)
Net cash provided by financing activities	$56,231	$8,426

Net cash used in operating activities

During the six months ended June 30, 2014, net cash used in operating activities was $15.9 million. We had a pretax loss of $18.4 million, which included a non-cash expense related to stock-based compensation of $3.7 million and a non-cash deferred income tax benefit of $0.9 million and a change in working capital of $2.7 million. Our net losses were primarily attributed to research and development activities related to our programs and our general and administrative expenses. Net cash used by changes in our working capital consisted primarily of a decrease of $1.7 million in accounts payable, an increase of $0.5 million in prepaid expenses and a decrease of $0.2 million in accrued expenses. The increase in prepaid expenses relates primarily to research and development agreements. The decrease in accrued expenses primarily related to the timing of payments made for our contracted research and development activities.

During the six months ended June 30, 2013, net cash used in operating activities was $8.5 million. Net cash used in operating activities primarily resulted from our net loss of $6.7 million, increased by net cash used from changes in operating assets and liabilities of $2.0 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002 and AT-003 programs and our general and administrative expenses, as we had no revenue in the period. Net cash used by changes in our operating assets and liabilities consisted primarily of an increase of $2.9 million in prepaid expenses and a decrease of accrued expenses of $0.2 million, partially offset by an increase of $1.1 million in accounts payable. The increase in accounts payable related primarily to the timing of payments made for our contracted research and development activities. The increase in prepaid expenses relate primarily to our initial public offering. The decrease in accrued expenses related primarily to research and development expenses during the period.

Net cash used in investing activities

During the six months ended June 30, 2014, net cash used in investing activities was $13.1 million, which related to the acquisition and related expenses for Okapi Sciences of $13.1 million, purchase of warrants of $0.6 million, purchase of marketable securities of $1.2 million, partially offset by the sale of $2.2 million of short-term marketable securities.

During the six months ended June 30, 2013, net cash used in by investing activities was $0.5 million, which related to maturities and purchases of marketable securities. During this period, we sold $2.0 million of marketable securities, and purchased $1.5 million of marketable securities.

Net cash provided by financing activities

During the six months ended June 30, 2014, net cash provided by financing activities was $56.2 million. Net cash provided by financing activities primarily resulted from public offering net proceeds of $92.2 million, net of commissions. This was partially offset by payments of $15.2 million related to promissory note and $15.0 million related to the contingent consideration for the Okapi Sciences acquisition, and $1.7 million related to our public offering and a payment of $3.0 million for the Vet Therapeutics promissory note.

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

Off-Balance Sheet Arrangements

We have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Recently Issued and Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance on recognizing revenue in contracts with customers. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This guidance will supersede the revenue recognition requirements in topic, Revenue Recognition, and most industry-specific guidance. This guidance also supersedes some cost guidance included in subtopic, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of topic, Property, Plant, and Equipment, and tangible assets within the scope of topic, Intangibles – Goodwill and Other are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this guidance.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

These changes become effective for us on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently assessing the impact, if any, this new guidance will have on our financial condition, results of operations or cash flows.

Development Stage Entities — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, Consolidations: In June 2014, the FASB issued guidance that removes all incremental reporting requirements from GAAP for development stage entities, including the removal of the topic development stage entities. These changes eliminate the requirement to report inception-to-date information in the statements of income, cash flows, and shareholder equity. These changes become effective for us on January 1, 2015 and early adoption is permitted. We opted to adopt this guidance as of June 30, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact our financial condition, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part 1, Item 1A, of our Annual Report, on Form 10-K for the fiscal year ended December 31, 2013, provide additional disclosure and context for these supplemental risks and are incorporated herein by reference.

We may not realize all of the anticipated benefits of our acquisitions of Vet Therapeutics or Okapi Sciences, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating three businesses.

Our ability to realize the anticipated benefits of our acquisitions of Vet Therapeutics and Okapi Sciences will depend in part on our ability to integrate their businesses with ours. The difficulties of combining the operations of the companies include, among others, challenges in maintaining previously-established relationships with licensors and licensees. Many of these factors will be outside of our control, for instance, the agreement by Eli Lilly and Company (through its Elanco Animal Health division) to acquire NAH by the end of the first quarter 2015, which was announced in April 2014. We are a party to exclusive license agreements with NAH for two of our therapeutic candidates, AT-004 and AT-006, through our acquisitions of Vet Therapeutics and Okapi Sciences, respectively. There is no assurance that the proposed transaction will not cause delays or changes in the development and commercialization of these therapeutic candidates that could negatively affect our collaborations and/or could result in increased costs and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the transaction, including the synergies or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchase activity for the three months ended June 30, 2014, was as follows:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum number of shares that may yet be purchased under the plan or program
April 1–April 30(2)	72,206	(1) (2)	$13.71	—	$	N/A
May 1–May 31	288	(1)	12.57	—		N/A
June 1–June 30	288	(1)	$14.79	—		N/A

Total	72,782		$13.71	—		N/A

(1)	For the three months ended June 30, 2014, 864 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2010 Equity Incentive Plan.
(2)	On April 15, 2014, we purchased 71,918 shares from a former shareholder of a subsidiary of the Company in a non-recurring private transaction for $986 or $13.71 per share.

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

ARATANA THERAPEUTICS, INC.

Date: August 13, 2014	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2014	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13

3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13

10.1	Non-Employee Director Compensation Program (as amended)					*

10.2	Second Amendment to Loan and Security Agreement, dated as of June 13, 2014, by and among Square 1 Bank, Aratana Therapeutics, Inc. and Vet Therapeutics, Inc.	8-K	001-35952	10.1	3/10/14

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 200					**

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase

101.DEF†	XBRL Taxonomy Extension Definition Linkbase

101.LAB†	XBRL Taxonomy Extension Label Linkbase

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
†	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.