Form 10-Q
period 2014-09-30
ARATANA THERAPEUTICS, INC.
filed 2014-11-12
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒     No:  ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒     No:  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ◻     No:  ☒

As of November 8, 2014, there were 34,705,312 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Assets
Current assets:
Cash and cash equivalents	$56,786	$41,084
Short-term investments	51,470	4,670
Accounts receivable	90	—
Receivable from stockholder	—	1,001
Inventories	203	55
Prepaid expenses and other current assets	614	274
Deferred tax asset	1,381	1,381
Total current assets	110,544	48,465
Property and equipment, net	741	98
Long-term marketable securities	1,029	—
Goodwill	37,052	20,796
Intangible assets, net	71,423	46,140
Other long-term assets	534	37
Total assets	$221,323	$115,536
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,888	$2,307
Accrued expenses	3,007	2,495
Current portion—loan payable	—	5,625
Current portion—note payable	—	3,000
Current portion—deferred licensing revenue	11	45
Current portion—contingent consideration	4,169	2,572
Deferred income	800	800
Other current liabilities	45	57
Total current liabilities	9,920	16,901
Loan payable	14,957	9,310
Contingent consideration	—	1,543
Deferred tax liability	3,396	1,666
Other long-term liabilities	42	75
Total liabilities	28,315	29,495
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2014 and December 31, 2013, 34,055,464 and 23,425,487 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	23
Treasury stock	(1,081)	—
Additional paid-in capital	253,067	112,515
Accumulated deficit	(55,057)	(26,497)
Accumulated other comprehensive loss	(3,955)	—
Total stockholders’ equity	193,008	86,041
Total liabilities and stockholders’ equity	$221,323	$115,536

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Revenues:
Licensing and collaboration revenue	$43	$—	$519	$—
Total revenues	43	—	519	—
Costs and expenses:
Royalty expense	17	—	52	—
Research and development	6,078	3,234	13,950	7,817
General and administrative	3,897	1,427	12,913	3,911
In-process research and development	—	—	1,157	—
Amortization of acquired intangible assets	581	—	1,702	—
Total costs and expenses	10,573	4,661	29,774	11,728
Loss from operations	(10,530)	(4,661)	(29,255)	(11,728)
Other income (expense)
Interest income	31	26	58	51
Interest expense	(222)	(80)	(768)	(182)
Other income (expense), net	(10)	44	(158)	455
Total other income (expense)	(201)	(10)	(868)	324
Loss before income taxes	$(10,731)	$(4,671)	$(30,123)	$(11,404)
Income tax benefit	601	—	1,563	—
Net loss and comprehensive loss attributable to common stockholders	$(10,130)	$(4,671)	$(28,560)	$(11,404)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.35)	$(0.22)	$(1.01)	$(1.50)
Weighted average shares outstanding, basic and diluted	29,348,375	20,806,352	28,301,216	7,601,388

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Net loss	$(10,130)	$(4,671)	$(28,560)	$(11,404)
Other comprehensive loss:
Foreign currency translation adjustments	(3,394)	—	(3,784)	—
Unrealized gain (loss) on available-for-sale securities	181	—	(171)	—
Other comprehensive loss	(3,213)	—	(3,955)	—
Comprehensive loss	$(13,343)	$(4,671)	$(32,515)	$(11,404)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
Cash flows from operating activities
Net loss	$(28,560)	$(11,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,157	—
Stock-based compensation expense	5,241	427
Depreciation and amortization expense	1,884	9
Non-cash interest expense	30	21
Change in fair value of contingent consideration	(183)	—
Change in fair value of derivative instruments	202	—
Deferred tax benefit	(1,563)	—
Changes in operating assets and liabilities:
Accounts receivable	174	—
Inventories	(148)	—
Prepaid expenses	(337)	(280)
Other assets	(41)	(11)
Accounts payable	(763)	36
Accrued expenses and other liabilities	228	316
Deferred income	(81)	—
Other liabilities	—	2
Net cash used in operating activities	(22,760)	(10,884)
Cash flows from investing activities
Purchases of property and equipment, net	(634)	(11)
Cash paid for acquisitions, net of cash received	(12,075)	—
Purchase of investments	(60,200)	(2,955)
Proceeds from maturities of investments	12,200	3,200
Purchase of derivative instruments	(643)	—
Purchase of in-process research and development	(1,157)	—
Change in restricted cash	—	141
Net cash (used in)/ provided by investing activities	(62,509)	375
Cash flows from financing activities
Proceeds from the issuance of Series C convertible preferred stock, net of issuance costs	—	3,406
Proceeds from the issuance of debt, net of discount	—	4,927
Repurchase of common stock	(1,081)	—
Proceeds from stock option exercises	197	97
Repurchase, early exercised stock options	—	(5)
Proceeds from public offering, net of commission	137,220	36,897
Payments of public offering costs	(2,139)	(2,617)
Cash paid for promissory notes	(18,067)	—
Cash paid for contingent consideration	(15,166)	—
Net cash provided by financing activities	100,964	42,705
Effect of exchange rate on cash	7	—
Net increase in cash and cash equivalents	15,702	32,196
Cash and cash equivalents, beginning of period	41,084	13,973
Cash and cash equivalents, end of period	$56,786	$46,169
Supplemental disclosure of cash flow information
Cash paid for interest	$584	$161
Supplemental disclosure of noncash investing and financing activities:
Conversion of preferred stock into common stock	—	41,953

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

The Company expects that its cash, cash equivalents, and short-term investments, which include the net proceeds received in its public offering of common stock that closed on September 22, 2014, and existing Credit Facility (Note 11)  will fund operations through December 31, 2016.

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

Cash and Cash Equivalents

In 2013, the Company held no overnight reverse repurchase agreements. Beginning in 2014, the Company accounts for its overnight reverse repurchase agreements as cash equivalents.

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

Accounting for Stock Based Compensation

In 2013, the Company used expected volatility based on the historical volatility of publicly-traded peer companies. Beginning in the first quarter of 2014, expected volatility is based on historical volatility of the Company’s stock as adequate historical data regarding the volatility of the Company’s common stock price became available.

Reverse Repurchase Agreements

In 2013, the Company held no reverse repurchase agreements. Beginning in 2014, the Company accounts for its reverse repurchase agreements with maturities greater than overnight as short-term investments and classifies them as available-for-sale.

Derivative Financial Instruments

In 2013, the Company held no derivative financial instruments. Beginning in 2014, the Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company’s sole derivative (Note 6) has not been designated as a hedging instrument and is adjusted to fair value through current income.

Foreign Currency

During 2013, the Company had limited foreign currency exposure. With the acquisition of Okapi Sciences (Note 4) in 2014, the Company is exposed to effects of foreign currency from translation. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in arriving at loss

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

from operations. The results of operations for subsidiaries, whose functional currency is not the U.S. Dollar, are translated into the U.S. Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income (loss) in the consolidated balance sheet. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from permanent differences in intercompany accounts. Gains and losses from permanent differences in intercompany accounts are included in a separate component of other comprehensive income (loss).

Comprehensive Loss

For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss. During the first nine months of 2014, there were differences between net loss and comprehensive loss. The Company includes foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets, permanent differences in intercompany accounts and unrealized holding gains and losses on available-for-sale securities in comprehensive loss.

Goodwill

The Company completed its annual goodwill impairment testing during the third quarter of 2014.  The Company elected to bypass the qualitative assessment. The Company determined as of the testing date that it still consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment,  the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholder’s equity. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill as of the testing date.

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

Development Stage Entities — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, Consolidations

In June 2014, the FASB issued guidance that removes all incremental reporting requirements from GAAP for development stage entities, including the removal of the topic development stage entities. These changes eliminate the requirement to report inception-to-date information in the statements of income, cash flows, and shareholder equity. These changes become effective for the Company on January 1, 2015 and early adoption is permitted. The Company opted to adopt this guidance as of June 30, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact the Company’s financial condition, results of operations or cash flows.

Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances. This guidance is

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

effective for fiscal years ending after December 15, 2016 with early adoption permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2014 and December 31, 2013, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	SEPTEMBER 30, 2014 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents
Certificates of deposit	$4,482	$—	$4,482	$—	$4,482
Overnight reverse repurchase agreements	3,000	—	3,000	—	3,000
Money market fund	2	2	—	—	2
Short-term investments
Short-term marketable securities	1,470	—	1,470	—	1,470
Reverse repurchase agreements	50,000	—	50,000	—	50,000
Long-term marketable securities	1,029	1,029	—	—	1,029
Derivative financial instruments	441	—	441	—	441
	$60,424	$1,031	$59,393	$—	$60,424
Liabilities:
Contingent consideration	$4,169	$—	$—	$4,169	$4,169
	$4,169	$—	$—	$4,169	$4,169

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2013 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Short-term marketable securities	$4,670	$—	$4,670	$—	$4,670
	$4,670	$—	$4,670	$—	$4,670
Liabilities:
Contingent consideration(1)	$4,115	$—	$—	$4,115	$4,115
	$4,115	$—	$—	$4,115	$4,115

(1)	Contingent consideration consists of a current portion of $2,572 and long-term portion of $1,543 on the consolidated balance sheet.

Certain estimates and judgments are required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Cash equivalents – the fair value of the cash equivalents has been determined to be amortized cost.

•	Reverse repurchase agreements – the fair value of the reverse repurchase agreements has been determined to be amortized cost.

•	Marketable securities (long-term) – the fair value of marketable securities has been based on quoted prices in active markets or exchanges for identical assets.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

•

Marketable securities (short-term) – the fair value of marketable securities has been estimated based on quoted prices in active markets prices for identical assets or for similar assets in markets that are not active

•

Derivative financial instruments – the fair value of the derivative instruments has been estimated using a modified Black-Scholes model. Inputs into the Black-Scholes model include interest rates, stock volatilities and dividends data.

•

Contingent consideration – the fair value of the contingent consideration payable has been estimated using the income approach using a probability weighted discounted cash flow method. Inputs into the discounted cash flow method include the probability of and period in which the relevant milestone event is expected to be achieved and the discount rate to be applied in calculating the present values of the relevant milestones.

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the three and nine months ended September 30, 2014, transfer of investments between Level 1 and Level 2 were $1,029. In the third quarter of 2014, the Company re-classified its investment in Advaxis (Note 13) to a Level 1 investment from Level 2, because the Company is no longer precluded from selling shares due to restrictions imposed by Rule 144 of the Securities Act of 1933. Previously, the Company calculated a lack of marketability discount on the fair value of the Advaxis common stock because of trading restrictions on the shares. The Company considered the inputs used to calculate the lack of marketability discount Level 2 inputs and, as a result, the Company classified this investment as Level 2. The Company determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended.

During the year ended December 31, 2013, there were no transfers between levels of the fair value hierarchy.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

2014
As of January 1	$4,115
Initial recognition of contingent consideration payable	15,166
Settlement of contingent consideration payable	(15,235)
Expense recognized in the consolidated statement of operations (within general and administrative) due to change in fair value	123
As of the end of the period	$4,169

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Quantitative Information about Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial liabilities:

	FAIR VALUE AT MEASUREMENT DATE
		Valuation	Significant		(Weighted
At September 30, 2014	Fair value	technique	unobservable inputs	Range	Average)
Contingent consideration	$4,169	Income approach (probability weighted discounted cash flow)	Probability of milestones being achieved	47.50% to 95.00%	(75.55)%
			Assumed market participant discount rate	5.50%
			Periods in which milestones are expected to be achieved	2014 to 2015

Contingent consideration payable represents the future amount the Company may be required to pay in conjunction with the Vet Therapeutics, Inc. (“Vet Therapeutics”) acquisition in October 2013. The amount of contingent consideration which may ultimately be payable by the Company in relation to the Vet Therapeutics acquisition is dependent upon the achievement of specified future milestones, such as certain regulatory and manufacturing milestones for AT-004. The Company assesses the probability, and estimated timing, of these milestones being achieved and re-measures the related amounts of contingent consideration at each balance sheet date.

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

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value as at September 30, 2014 and December 31, 2013 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	SEPTEMBER 30, 2014
	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)	$14,957	$16,358

	DECEMBER 31, 2013
	Carrying Amount	Fair Value
Financial liabilities:
Loan payable (Level 2)	$14,935	$15,040

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

Included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 is revenue totaling approximately $0 and $452, respectively, related to Okapi Sciences.

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

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment was to be made in the form of shares of the Company’s common stock based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration was recorded as a liability and measured at fair value using a probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in an estimated fair value of contingent consideration of $15,166. The contingent consideration was settled March 17, 2014 for $15,235 and the difference between the initial fair value amount and settlement amount was $69 which is reflected as a charge to general and administrative expenses in the consolidated statement of operations.

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

In the nine months ended September 30, 2014 the Company incurred expenses totaling $161 relating to the Okapi Sciences acquisition, which were recorded within General and administrative expenses in the Company’s consolidated statement of operations.

The Company has preliminarily valued the acquired assets and assumed liabilities based on their estimated fair values. These estimates are subject to change as additional information becomes available, including finalization of certain tax matters and finalization of the working capital adjustment. The preliminary fair values included in the consolidated balance sheet as of September 30, 2014 are based on the best estimates of management. The completion of the valuation may result in adjustments to the carrying value of Okapi Sciences’ assets and liabilities, revision of useful lives of intangibles assets, the determination of any residual amount that will be allocated to goodwill and the related tax effects. The related amortization of acquired assets is also subject to revision based on the final valuation. Any adjustments to the preliminary fair values will be made as soon as practicable but no later than one year from the January 6, 2014 acquisition date.

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

The difference between the total consideration and the fair value of the net assets acquired of $17,711 was recorded as Goodwill in the consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

operational and strategic synergies such as advancement toward becoming a commercial company and acquiring a proprietary antiviral platform.

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Okapi Sciences occurred on January 1, 2013. The unaudited pro forma financial information is as follows:

	THREE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2013
Revenue	$—	$—
Loss from operations	$(4,657)	$(13,912)
Net and comprehensive loss before income taxes	$(4,910)	$(14,335)

Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(1.89)

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

5.  Investments

Marketable Securities

As of September 30, 2014 and December 31, 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	SEPTEMBER 30, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificates of deposit	$1,470	$—	$—	$1,470
Long-term marketable securities:
Common stock	1,200	—	(171)	1,029
	$2,670	$—	$(171)	$2,499

	DECEMBER 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificates of deposit	$4,670	$—	$—	$4,670
	$4,670	$—	$—	$4,670

At September 30, 2014, and at December 31, 2013, certificates of deposit consisted of investments that mature within one year.

At September 30, 2014, unrealized losses in the amount of $171 were recorded as a component of other comprehensive loss. As of September 30, 2014, no gross unrealized losses related to individual securities had been in a continuous loss position for 12 months or longer.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

As of September 30, 2014, the Company considers the declines in market value of its marketable securities investment portfolio to be temporary in nature and does not consider any of its investments other-than-temporarily impaired. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell the investment before recovery of the investment’s cost basis. During the three months and nine months ended September 30, 2014, the Company did not recognize any impairment charges.

Reverse Repurchase Agreements

The Company, as part of its cash management strategy, may invest excess cash in reverse repurchase agreements. All reverse repurchase agreements are tri-party and have maturities of 90 days or less at time of investment. The underlying collateral is U.S. government securities including U.S. treasuries, agency debt and agency mortgage securities. The underlying collateral posted by each counterparty is required to cover 102% of the principal amount and accrued interest after the application of a discount to fair value. The Company classifies overnight reverse repurchase agreements and term reverse repurchase agreements as cash equivalents and short-term investments, respectively on the consolidated balance sheet.

6. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in the other long-term assets.  In 2014, the Company’s derivative financial instrument is not designated as a hedging instrument and is adjusted to fair value through earnings in the Other income (expense).

The following table shows the Company’s derivative instrument at gross fair value:

	FAIR VALUE OF DERIVATIVES NOT
	DESIGNATED AS HEDGE INSTRUMENT
	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Derivative assets:
Warrant (Notes 3 and 13)	$441	$—

The following table shows the gain (loss) recognized in other income (expense) for the three months and nine months ended:

	GAIN/(LOSS) RECOGNIZED IN OTHER INCOME/(EXPENSE)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Derivative assets:
Warrant	$17	$—	$(202)	$—

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of September 30, 2014:

	SEPTEMBER 30, 2014
	NOTIONAL/	CREDIT
	PRINCIPAL/SHARES	RISK
Instruments not designated as accounting hedges:
Warrant	153,061	$—

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

7. Inventories

Inventories are stated at the lower of cost or market and are comprised of the following:

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Raw materials	$48	—
Work-in-process	155	$55
	$203	$55

8. Property and Equipment, Net

Property and equipment consisted of the following:

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Laboratory and office equipment	$459	$90
Computer equipment and software	61	40
Furniture	72	2
Vehicles	72	—
Leasehold improvements	100	—
Construction in process	129	7
Total property and equipment	893	139
Less: Accumulated depreciation and amortization	(152)	(41)
Property and equipment, net	$741	$98

Depreciation and amortization expense was $50 and $111 for the three months and nine months ended September 30, 2014, respectively.

9. Goodwill

In October 2013, the Company completed its acquisition of Vet Therapeutics. The fair value of consideration exceeded the fair value of assets and liabilities acquired, which resulted in goodwill of $20,796. In January 2014, the Company completed its acquisition of Okapi Sciences. The fair value of consideration exceeded the fair value of assets and liabilities acquired which resulted in goodwill of $17,711.

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not expected to be deductible for income tax purposes. The Company performs its annual impairment test of the carrying value of the Company’s goodwill during the third quarter of each year.

The following is a summary of goodwill as of September 30, 2014:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$37,052	$—	$37,052

The change in the net book value of goodwill for the nine months ended September 30, 2014 is shown in the table below:

2014
As of January 1	$20,796
Acquisitions	17,711
Effect of foreign currency exchange	(1,455)
As of the end of the period	$37,052

10.  Intangible Assets, Net

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

In January 2014, the Company completed its acquisition of Okapi Sciences (Note 4). The Company acquired certain identifiable intangible assets related to Okapi Sciences’ technology.

The following is a summary of intangible assets acquired during the nine months ended September 30, 2014:

GROSS
CARRYING
AMOUNT
Unamortized intangible assets:
Intellectual property rights acquired for IPR&D	$26,985

The change in the net book value of other intangible assets for the nine months ended September 30, 2014 is shown in the table below:

2014
As of January 1	$46,140
Acquisitions	29,400
Amortization charged	(1,702)
Effect of foreign currency exchange	(2,415)
As of the end of the period	$71,423

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. Amortization of intangible assets for the three months and nine months ended September 30, 2014 amounted to $581 and $1,702, respectively.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the consolidated balance sheet, net of discount of $73, related to fees assessed by the lender at the time of borrowing. The additional $11 of fees assessed by Square 1 in connection with the Second Credit Facility Agreement were capitalized and will be recognized over the term of the loan as the amendment was determined to be a debt modification. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the two-year term of the term to the maturity date of June 13, 2016. At September 30, 2014, the debt discount balance totaled $43. Accretion amounts recognized as interest expense for the three months and nine months ended September 30, 2014 were $6 and $21, respectively.

Estimated future principal payments under the Credit Facility, as amended are as follows:

YEARS ENDING DECEMBER 31,
2014	$—
2015	—
2016	15,000
2017	—
Thereafter	—
Total	$15,000

During the three months and nine months ended September 30, 2014, the Company recognized $222 and $654 of interest expense related to the Credit Facility, respectively.

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

12. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2014 and December 31, 2013:

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Accrued expenses:
Accrued payroll and related expenses	$1,418	$1,017
Accrued professional fees	523	600
Accrued minimum royalties	53	70
Accrued interest	39	71
Accrued research and development costs	943	662
Accrued other	31	75
	$3,007	$2,495

13. Agreements

Kansas Bioscience Authority (“KBA”) Programs

During the three and nine months ended September 30, 2014, the Company recognized income from a research and development grant from the KBA of $0 and $62, respectively. The Company received $641 during the life of the agreement.

Option Programs

During June 2014, the Company entered into an amendment to extend the option with a third party for a molecule to treat seizures in dogs (“AT-Beta”) for an additional 12 months in exchange for a non-refundable, non-creditable extension fee.

In August 2014, the Company elected to exercise the opt-in right for a CRTH2 antagonist for atopic dermatitis (“AT-Gamma”) which triggers the commencement of an exclusive negotiation period for a definitive agreement between the parties. In October 2014, the

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Company entered into an exclusive license agreement with Atopix Therapeutics Ltd. (“Atopix”).  See Atopix Therapeutics Ltd. subsection below for a description of the agreement with Atopix.

During the three and nine months ended September 30, 2014, the Company recognized expenses of $0 and $129, respectively, due to these option programs as Research and development expense.

Novartis Animal Health (“NAH”)

On August 21, 2013, Okapi Sciences entered into an Exclusive License, Development, and Commercialization Agreement with NAH (the “NAH AT-006 Agreement”) that granted NAH global rights for development and commercialization of licensed animal health products for an anti-viral for the treatment of feline herpes virus induced ophthalmic conditions. As a result of the Company’s acquisition of Okapi Sciences, the Company has assumed the rights and obligations under this agreement. The Company is responsible for the development and obtaining regulatory approval of AT-006 and NAH is responsible for the commercialization. The Company will be entitled to receive from NAH milestone payments of up to €7,500 upon Aratana’s achievement of certain regulatory milestones and NAH achievement of certain commercial milestones, as well as tiered royalties on NAH’s product sales, if any. The Company is entitled to receive from NAH up to $2,500 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee. As of the acquisition date, Okapi Sciences had incurred $930 of development expenses. The remaining funding of up to $1,570 will be recognized as revenue as development expenses are incurred by the Company and all revenue recognition criteria are met.

During the three and nine months ended September 30, 2014, the Company recognized $0 and $452, respectively, of research and development services revenue related to the NAH AT-006 Agreement. As of September 30, 2014, the Company had not accrued or received any milestone or royalty payments since execution of the NAH AT-006 Agreement.

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

Under the terms of the subscription agreement, the Company acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1,843. The warrant is exercisable through March 19, 2024, at an exercise price of $4.90 per share of common stock and is to be settled through physical share issuance or net share settlement where the total number of issued shares is based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise. Neither the common stock nor warrant have registration rights. The Company allocated the consideration of $1,843 to Advaxis common stock ($1,200) and the Advaxis warrant ($643) based on their respective fair values and recorded the purchase in marketable securities and other long-term assets, respectively. See Note 3 for subsequent fair value matters related to the Advaxis common stock and warrant.

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

The Company expects Vet-Stem to achieve multiple development and regulatory milestones related to the Vet-Stem Agreement within the next twelve months.

Atopix Therapeutics Ltd.

On October 10, 2014, the Company entered into an Exclusive License Agreement with Atopix (the “Atopix Agreement”) that granted the Company the exclusive global rights for development and commercialization of licensed animal health products for Atopix’s CRTH2 antagonist for the treatment of atopic dermatitis (“AT-018”). Under the terms of the Atopix Agreement, the Company paid an initial license fee of $1,000. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $1,000 will be expensed upon acquisition in the fourth quarter of 2014.  The Company will be required to pay Atopix milestone payments of up to an additional $4,500 in clinical and regulatory milestones, assuming approvals in both cats and dogs, in both the United States and the European Union, as well as tiered royalties in the mid-single digits on the Company’s product sales, if any.

The Company does not expect to achieve additional milestones related to the Atopix Agreement within the next twelve months.

RaQualia Pharma Inc. (“RaQualia”)

In October 2014, the Company received notice that Active Pharmaceutical Ingredient (“API”) delivered to RaQualia was accepted. Per the terms of the AT-001 RaQualia API Development Agreement, the Company was entitled to an $800 payment for the successful development and delivery of the API to RaQualia. During the fourth quarter of 2014, the Company will recognize the $800 deferred income related to the payment received at execution and another $800 of income from the successful delivery.

14. Common Stock

Public Offerings

On February 3, 2014, the Company completed a public offering of its common stock in which the Company issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. The Company received net proceeds of approximately $90,507 after deducting underwriting discounts and commissions of approximately $5,871 and other offering expenses of approximately $1,483.

On September 22, 2014, the Company completed a public offering of its common stock in which the Company issued and sold 5,175,000 shares of common stock at a public offering price of $9.25 per share. The Company received net proceeds of approximately $44,827 after deducting underwriting discounts and commissions of approximately $2,872 and other offering expenses of approximately $409.

As of September 30, 2014, there were 34,055,464 shares of the Company’s common stock outstanding, net of 592,148 shares of unvested restricted common stock.

Authorized Common Stock

In February 2013, the board of directors of the Company approved an amendment of the Company’s Certificate of Incorporation and increased the number of authorized shares of common stock to 25,041,667. On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000, par value $0.001 per share.

Treasury Stock

As part of the Company’s stock plans, the Company offers employees the opportunity to make required tax payments with cash or through a net share settlement. For employees choosing net share settlement, the Company makes required tax payments on behalf of employees as their stock awards vest and then withholds a number of vested shares having a value on the date of vesting equal to the tax obligation. The shares withheld are recorded as treasury shares. During the three and nine months ended September 30, 2014, the Company repurchased 576 and 5,449 shares, respectively, in settlement of employees’ tax obligations for a total of $7 and $95,

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

respectively or an  average of $12.31 and $17.44 per share, respectively. The Company accounts for treasury stock using the cost method.

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

Stock-Based Awards

The Company issued common stock pursuant to the 2010 Equity Incentive Plan during the year ended December 31, 2013, and both 2010 Equity Incentive Plan and 2013 Incentive Award Plan for the nine months ended September 30, 2014, and year ended December 31, 2013 (Note 15).

15. Stock-Based Awards

The following table summarizes stock option activity under the 2010 Equity Incentive Plan (the “2010 Plan”) for the nine months ended September 30, 2014:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2013	263,467	$1.25	8.94	$4,704
Granted	—	—
Exercised	(47,555)	0.40
Forfeited	(45,446)	0.40
Expired	—	—
Outstanding as of September 30, 2014	170,466	$1.71	8.30	$1,413

For the nine months ended September 30, 2014, the total intrinsic value of options exercised was $871. The Company received $19 during the nine months ended September 30, 2014 from stock option exercises.

The table below summarizes activity under the 2010 Plan related to restricted stock for the nine months ended September 30, 2014:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	237,740	$0.82
Restricted common stock issued	—	—
Restricted common stock vested	(132,843)	0.73
Restricted common stock forfeited	—	—
Unvested restricted common stock as of September 30, 2014	104,897	$0.93

As of September 30, 2014, options for the purchase of 1,447,832 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 227,177 are unvested and subject to repurchase.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following table summarizes stock option activity under the 2013 Incentive Award Plan (the “2013 Plan”) for the nine months ended September 30, 2014:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2013	685,934	$15.32	9.68	$4,151
Granted	839,211	17.98
Exercised	(29,686)	6.00
Forfeited	(25,893)	6.97
Expired	—	—
Outstanding as of September 30, 2014	1,469,566	$17.17	9.20	$1,026

For the nine months ended September 30, 2014, the weighted average grant date fair value of stock options granted was $12.96. For the nine months ended September 30, 2014, the total intrinsic value of options exercised was $195. The Company received $178 during the nine months ended September 30, 2014 from stock option exercises.

The table below summarizes activity under the 2013 Plan related to restricted stock for the nine months ended September 30, 2014:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	89,766	$19.07
Restricted common stock issued	225,000	18.42
Restricted common stock vested	(54,692)	17.77
Restricted common stock forfeited	—	—
Unvested restricted common stock as of September 30, 2014	260,074	$18.78

For the nine months ended September 30, 2014, the weighted average grant date fair value of restricted common stock granted was $18.42. For the nine months ended September 30, 2014, the total fair value of restricted common stock vested was $766. The Company did not receive cash proceeds for any of the restricted common stock granted during the nine months ended September 30, 2014.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three and nine months ended September 30, 2014 and 2013 as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2014	2013	2014	2013
Research and development	$381	$68	$1,163	$130
General and administrative	1,160	167	4,078	297
	$1,541	$235	$5,241	$427

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company had an aggregate of $14,413 and $4,299 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of September 30, 2014, which is expected to be recognized over a weighted average period of 3.0 years.

16. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2014 and 2013.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Basic and diluted net loss per share attributable to common stockholders:
Numerator:
Net loss	$(10,731)	$(4,671)	$(30,123)	$(11,404)
Income tax benefit	601	—	1,563	—
Net loss attributable to common stockholders	$(10,130)	$(4,671)	$(28,560)	$(11,404)
Denominator:
Weighted average shares outstanding—basic and diluted	29,348,375	20,806,352	28,301,216	7,601,388
Net loss per share attributable to common stockholders—basic and diluted	$(0.35)	$(0.22)	$(1.01)	$(1.50)

Stock options for the purchase of 1,640,032 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three and nine months ended September 30, 2014, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

17. Income Taxes

The Company recorded income tax benefit of $601 and $1,563 during the three and nine months ended September 30, 2014, respectively, compared to $0 during the three and nine months ended September 30, 2013. The Company’s effective tax rate of 5.2% for the nine months ended September 30, 2014, was based on the Company’s projected annual estimated effective tax rate for 2014. The Company’s income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets.

As of September 30, 2014, the Company had net deferred tax liability of approximately $2,015.  On  January 6, 2014,  the Company completed the acquisition of Okapi Sciences. As a result of the acquisition, the company recognized approximately $3,600 of net deferred tax liability primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

18. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, for the nine months ended September 30, 2014 were:

		UNREALIZED HOLDING
		GAIN/(LOSS) ON
	FOREIGN CURRENCY	AVAILABLE FOR SALE	ACCUMULATED OTHER
	TRANSLATION ADJUSTMENT	SECURITIES	COMPREHENSIVE LOSS
As of January 1, 2014	$—	$—	$—
Current period change	(3,784)	(171)	(3,955)
As of September 30, 2014	$(3,784)	$(171)	$(3,955)

19.  Related Party Transactions

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

Our strategy is to in-license proprietary technology from human biopharmaceutical companies and academia or leverage existing insights in human biology applicable in pets and to develop therapeutics specifically for use in pets. We seek to identify human therapeutics that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredients, process chemistry and a well-defined manufacturing process. We also seek to identify products already in development for pets and to license or acquire these products. To date we have in-licensed and are further developing pharmaceutical compounds from Pacira Pharmaceuticals, Inc., RaQualia, Advaxis, Vet-Stem, Atopix, and others.

Our current portfolio includes over 18 therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets. Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies (“MAbs”) for treating lymphoma in dogs. AT-004, our partnered product, which aids in the treatment of B-cell lymphoma, received a conditional license from the U.S. Department of Agriculture (“USDA”) in November 2012. AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014. In early October 2014, we highlighted data from both our AT-004 and AT-005 monoclonal antibody oncology products in a series of presentations and a poster during the Veterinary Cancer Society (“VCS”) meeting in St. Louis, MO. We plan to commence limited marketing of our AT-005 product to our clinical investigator sites and certain other sites in the fourth quarter of 2014, as we complete the requirements to obtain a full license. We have also filed for a product license from the USDA for AT-014, a novel her2/neu-directed cancer immunotherapy for the treatment of canine osteosarcoma and other cancers. This product was licensed from Advaxis in March 2014. Our other lead products in development include small molecules directed at treating osteoarthritis pain and inflammation, loss of appetite and post-operative pain in dogs and cats. We are also developing antiviral drugs, focused on the treatment of herpes and immunodeficiency in cats, including AT-006, our partnered antiviral for the treatment of ocular lesions associated with feline ocular herpes infection. We closed a partially-enrolled field study for AT-006 in the third quarter of 2014. The results, which became available in the fourth quarter of 2014, demonstrated a statistically significant treatment effect (p<0.05) at three of four time points and positive results at the fourth time point (p<0.07). Based on the outcome of the pilot study we will be designing pivotal field effectiveness studies for both the U.S. and Europe. Our product candidates and development activities are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets. We can provide no assurance, however, that regulatory approval of our product candidates will be obtained.

We have assembled a portfolio of therapeutic candidates that are in various stages of development in either cats or dogs, and frequently in both. The following table identifies the primary molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-001 (grapiprant)	Dog	Pain and inflammation associated with osteoarthritis	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Cat	Pain and inflammation associated with degenerative joint disease	Pilot studies.
AT-002 (capromorelin)	Dog	Stimulation of appetite	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Dog	Maintain or gain body weight in chronically diseased dogs.	Pilot studies.
	Cat	Maintain or gain body weight in chronically diseased cats	Pilot studies.
AT-003 (bupivacaine ER)	Dog	Post-operative pain management	Planning pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Cat	Post-operative pain management	Proof of concept studies.
AT-004	Dog	B-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study to USDA. Licensed to Novartis Animal Health Inc. (“NAH”). Full license anticipated in 2014.
AT-005	Dog	T-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study. Two additional effectiveness studies under practice conditions. Full license anticipated in 2015.
AT-006	Cat	Ocular herpes virus infection	Planning for additional studies. Licensed to NAH.
AT-007	Cat	Feline immunodeficiency virus infection	Pilot study in Europe.
AT-008	Dog	Lymphoma chemotherapy	Planning pivotal field effectiveness study in Europe.
AT-009	Dog	Mast cell tumor	Lead selection.
AT-010	Dog	Atopic dermatitis	Lead selection.
AT-011	Dog	Parvovirus infection	Lead selection.
AT-012	Cat	Calicivirus infection	Lead selection.
AT-014	Dog	Osteosarcoma immunotherapy	Filed for USDA product license. Pivotal field effectiveness study.
AT-015	Cat	Lymphoma monoclonal antibody	Lead selection.
AT-016	Dog	Allogeneic stem cell therapy in osteoarthritis	Dose confirmation study.
AT-017	Dog	Lymphoma immunotherapy	Lead selection.
AT-018	Dog	Atopic dermatitis	Pilot studies.

In addition to the above-listed product candidates, we are evaluating additional molecules for applications in other diseases and we are researching new product concepts internally through our recently acquired antibody and antiviral research expertise. On October 10,

2014, we entered into an exclusive license agreement with Atopix Therapeutics Ltd. (“Atopix”) for the development and commercialization of a novel oral CRTH2 antagonist for animal health indications, including for the treatment of atopic dermatitis (“AT-018”). This antagonist was one of our two option programs. The decision to enter into this licensing agreement, which was previously announced, was based on favorable results from early de-risking studies performed under the now-completed option agreement between the two companies. We have one additional option with a third party for a molecule that we are considering licensing for further development for seizures in dogs.

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

We have incurred significant net losses since our inception. We incurred net losses of $4.3 million, $11.6 million and $3.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of September 30, 2014, we had an accumulated deficit of $55.1 million and cash, cash equivalents and short-term investments of $108.3 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we expect to seek to fund our operations through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern. On September 22, 2014, we completed a  public offering of 5,175,000 shares of our common stock for net proceeds of approximately $44.8 million. As of the date of the filing of this quarterly report, we believe that our existing cash, cash equivalents, and short-term investments, which include the remaining net proceeds received by us in our public offering of common stock and existing Credit Facility, will allow us to fund our operations through December 31, 2016.

Recent Developments

License Agreement

Atopix Therapeutics Ltd  – We entered into an exclusive license agreement (“Atopix Agreement”) with Atopix on October 10, 2014. The Atopix Agreement granted the Company exclusive global rights to develop and commercialize products specifically developed for animal health using an oral CRTH2 antagonist developed by Atopix for the treatment of atopic dermatitis, focusing initially on developing the product for dogs (AT-018).This decision which was previously announced, was based on favorable results from early de-risking studies performed under an option agreement between the Company and Atopix.

CRTH2 is a G protein-coupled receptor expressed selectively by key cells that mediate allergic responses, and it has been shown to play an important role in both allergic sensitization and effector responses to allergen. CRTH2 antagonists block mast cell-dependent activation of Th2 lymphocytes, basophils and eosinophils, interrupting an important immune pathway. Studies in models of allergic dermatitis have demonstrated that CRTH2 antagonists reduce accumulation of leukocytes, tissue swelling and production of cytokines, chemokines and IgE.

Aratana made a one-time payment to Atopix of $1 million and has agreed to pay additional milestones, and tiered mid-single digit royalties on the Company’s product sales, if any, under the terms of the Atopix Agreement.  Atopix is currently evaluating its lead once-daily oral candidate (known as OC459) in a human Phase 2 study in moderate to severe atopic dermatitis, and is supporting a registration study of OC459 in patients with eosinophilic asthma in Russia.

RaQualia Pharma Inc. (“RaQualia”)

In October 2014, we received notice that Active Pharmaceutical Ingredient (“API”) delivered to RaQualia was accepted. Per the terms of the AT-001 RaQualia API Development Agreement, we are entitled to an  $0.8 million payment for the successful development and delivery of the API to RaQualia. During the fourth quarter of 2014,  we will recognize the $0.8 million deferred income related to the payment received at execution and another $0.8 million of income from the successful delivery.

Equity Financing

On September 22, 2014, we completed a public offering of 5,175,000 shares of our common stock for approximately $44.8 million of net proceeds. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on July 15, 2014, which was declared effective on July 30, 2014.

Financial Overview

Revenue

With the purchase of Vet Therapeutics in October 2013, we acquired AT-004 for the treatment of B-cell lymphoma in dogs. This product is licensed in the United States and Canada to NAH and has been granted a conditional approval from the USDA. Under the terms of the agreement, we receive a royalty for commercial product sales. We are responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. NAH purchases the product we manufacture at cost plus an agreed upon margin. We also acquired AT-005 for the treatment of T-cell lymphoma in dogs. This product was granted conditional approval in early 2014. We have initiated additional studies to generate more data for our AT-005 product to help position it in cancer treatment protocols. While the studies are ongoing, we plan to provide commercial product to those investigating veterinarians who request AT-005 to treat additional dogs that are not eligible for our clinical studies. Since we are under a conditional approval and limiting sales to oncologist involved in further investigations, we anticipate that we will generate very modest revenue for AT-005 in 2014. We believe we may gain full USDA licensure for AT-004 in 2014 and full USDA licensure for AT-005 in 2015. We are also entitled to receive revenue from research and development services we provide for the ongoing development of AT-006, our partnered program for the treatment of ocular herpes infection.

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

During 2013, we entered into option agreements relating to three molecules. We have decided not to pursue one of these molecules. In October 2014, we entered into an exclusive license agreement for a CRTH2 antagonist for atopic dermatitis (“AT-Gamma”).

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest Expense

We incur interest expense associated with our $15.0 million of outstanding borrowings. In March 2013, we borrowed $5.0 million under our Credit Facility with Square 1 and in October 2013, we borrowed an additional $10.0 million under our Credit Facility. In June 2014, we further amended the Credit Facility to lock the interest rate at a fixed annual rate of 5.50% and extend the interest only period on the non-revolving term loans until June 13, 2016.

A more detailed description of our Credit Facility and the June 2014 amendment is available under the caption “Liquidity and Capital Resources - Indebtedness.”

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

Income Taxes

Our effective tax rate of 5.2% for the nine months ended September 30, 2014 was based on our projected annual estimated effective tax rate for 2014.

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

Other than as described below, there have been no material changes to our critical accounting policies through September 30, 2014 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on March 26, 2014.

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

Cash and Cash Equivalents

In 2013, we held no overnight reverse repurchase agreements. Beginning in 2014, we account for our overnight reverse repurchase agreements as cash equivalents.

Revenue Recognition

During 2013, our principal revenue streams were product sales and licensing revenue. Beginning in 2014, as a result of the Okapi Sciences acquisition, we will generate revenue from research and development services. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Accounting for Stock Based Compensation

In 2013, we used expected volatility based on the historical volatility of publicly-traded peer companies. Beginning in the first quarter of 2014, expected volatility became based on historical volatility of our stock as adequate historical data regarding the volatility of our common stock price became available.

Reverse Repurchase Agreements

In 2013, we held no reverse repurchase agreements. Beginning in 2014, we account for our reverse repurchase agreements with maturities greater than overnight as short-term investments and classify them as available-for-sale.

Derivative Financial Instruments

In 2013, we held no derivative financial instruments. We account for our derivative instruments as either assets or liabilities and carry them at fair value. Our sole derivative has not been designated as a hedging instrument and is adjusted to fair value through current income.

Foreign Currency

During 2013, we had limited foreign currency exposure. With the acquisition of Okapi Sciences in 2014, we are exposed to effects of foreign currency from translation. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in arriving at loss from operations. The results of operations for subsidiaries, whose functional currency is not the U.S. Dollar, are translated into the U.S. Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of exchange rate movements is included in a separate component of other comprehensive income (loss) in the consolidated balance sheet. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from permanent differences in intercompany accounts. Gains and losses from permanent differences in intercompany accounts is included in a separate component of other comprehensive income (loss).

Comprehensive Loss

For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss. During the first nine months of 2014, there was a difference between net loss and comprehensive loss. We include in comprehensive loss, foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets,  permanent differences in intercompany accounts and unrealized holding gains and losses on available-for-sale securities.

Goodwill

We completed our annual goodwill impairment testing during the third quarter of 2014. We elected to bypass the qualitative assessment. We determined as of the testing date that we still consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, we determined that the fair value, determined to be our market capitalization, was greater than our carrying value, determined to be stockholder’s equity. Based on this result, step two of the assessment was not required to be performed, and we determined there was no impairment of goodwill as of the testing date.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2014	2013	% CHANGE	2014	2013	% CHANGE
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$43	$—	NA	$519	$—	NA
Costs and expenses:
Royalty expense	17	—	NA	52	—	NA
Research and development	6,078	3,234	88%	13,950	7,817	78%
General and administrative	3,897	1,427	173%	12,913	3,911	230%
In-process research and development	—	—	NA	1,157	—	NA
Amortization of acquired intangible assets	581	—	NA	1,702	—	NA
Interest income	31	26	19%	58	51	14%
Interest expense	(222)	(80)	178%	(768)	(182)	322%

Other income	(10)	44	-123%	(158)	455	-135%
Income tax benefit	601	—	NA	1,563	—	NA

Revenue

During the three months and nine months ended September 30, 2014 we recorded $0.04 million and $0.5 million in revenue, respectively. During the third quarter of 2014, we recorded revenue as a result of manufacturing and labeling services provided to our partner for AT-004 for the treatment of B-cell lymphoma in dogs. For the nine months ended September 30, 2014, the revenue reported was primarily from research and development services we provide for the ongoing development of AT-006, our partnered program for the treatment of ocular herpes infection. Revenues from the performance of research and development services are recorded as Licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Research and development expense

	THREE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013	% CHANGE
	(Dollars in thousands)
Contracted development costs	$3,925	$1,916	104.9%
Personnel costs	1,132	563	101.1%
Other costs	1,021	755	35.2%
Total research and development	$6,078	$3,234	87.9%

During the three months ended September 30, 2014, research and development expense increased by $2.8 million from  $3.2 million for the three months ended September 30, 2013. The increase in research and development expense is due primarily to various in-licensing deals, as well as advancing the development of ongoing programs, and the increase in the headcount and number of products in development as a result of the Vet Therapeutics and Okapi Sciences acquisitions.

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013	% CHANGE
	(Dollars in thousands)
Contracted development costs	$7,703	$4,923	56.5%
Personnel costs	3,661	1,570	133.2%
Other costs	2,586	1,324	95.3%
Total research and development	$13,950	$7,817	78.5%

During the nine months ended September 30, 2014, research and development expense increased by $6.1 million as compared to the same period in 2013. This increase was primarily due to a $2.8 million increase in contracted development cost as a result of the development of our expanded pipeline, a $2.1 million increase in personnel costs as a result of increased headcount,  stock-based compensation and a $1.3 million increase in other costs primarily related to increase in travel, professional fees/dues, rent, supplies and other indirect expenses.

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

General and administrative expense

During the three months ended September 30, 2014, general and administrative expense increased by $2.5 million as compared to the same period in 2013. The increases are related primarily to costs associated with becoming a public company, as well as the addition of general operating expenses related to our San Diego and Belgium locations during the 2014 period. We continue to establish a commercial infrastructure to prepare for commercial introduction of our later stage products, including personnel, systems, and other costs associated with awareness and data for our T-cell lymphoma product. We currently have two products in our portfolio with conditional approval from the USDA.

During the nine months ended September 30, 2014, general and administrative expense increased by $9.0 million as compared to the same period in 2013. This increase was primarily due to increase in personnel-related costs, which was the result of increased headcount, increased professional fees associated with acquisitions and the higher costs of public company requirements. We also had certain one-time costs of approximately $1.0 million associated with the accelerated vesting of equity awards held by a former employee during the 2014 period. For the first nine months ended September 30, 2014,  we incurred $1.2 million in costs associated with our commercial infrastructure and business development initiatives which includes personnel, systems and other marketing related costs.

We expect general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of our advanced lymphoma franchise, AT-001, AT-002,  AT-003 and other development programs.

In-process research and development expense

In-process research and development expense was $1.2 million for the nine months ended September 30, 2014 due to the Advaxis and Vet-Stem agreements. We did not acquire any in-process research and development programs during the nine months ended September 30, 2013. We did not incur any in-process research and development expenses during the third quarters of 2014 and 2013.

Amortization of acquired intangible assets

Amortization expense was $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively. We did not have any amortization expense during the three and nine months ended September 30, 2013. The increase in amortization expense during the three and nine months ended September 30, 2014, is solely due to the acquisition of Vet Therapeutics. We identified certain intangible assets associated with AT-004 and began amortizing this intangible over its 20 year estimated useful life during the period as conditional approval had already been received. Conditional approval of AT-005 was received in January 2014 and we began amortizing this intangible over its 20 year estimated useful life during the first quarter.

Interest expense

Interest expense increased by $0.1 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013. Our borrowings under the Credit Facility increased by approximately $10.0 million following the 2013 three month period.

Interest expense increased by $0.6 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013 and notes payable associated with the acquisition of Vet Therapeutics and Okapi Sciences. Our borrowings under the Credit Facility increased by approximately $10.0 million following the 2013 nine month period.

Other income(expense)

Other income (expense) decreased by $0.06 million and $0.6 million during the three and nine months ended September 30, 2014, respectively, as compared to the three and nine months ended September 30, 2013. In 2014 other income (expense) consisted of unrealized holding losses on the Advaxis warrant. Other income during the 2013 period was related primarily to our research and development voucher program grant agreement with the KBA.

Income tax benefit

Income tax benefit increased by $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. This increase is solely due to the Okapi Sciences acquisition. As a result, we recognized approximately $3.6 million of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated significant revenue.

As of September 30, 2014, we had an accumulated deficit of $55.1 million and cash, cash equivalents, and short-term investments of $108.3 million.

On January 6, 2014, we acquired Okapi Sciences. We paid its equity holders approximately €10.3 million (equivalent to $14.1 million) in cash and issued a promissory note for €11 million (approximately $14.9 million). The promissory note bore interest at 7%

per annum payable quarterly in arrears and was scheduled to mature on December 31, 2014, subject to mandatory prepayment in the event of an equity financing. Such an equity offering closed on February 3, 2014, as indicated below, and, in connection with that financing, the holders of the note payable related to the Okapi Sciences acquisition were repaid. We also agreed to pay up to an additional $16.3 million in cash or shares of common stock calculated in the manner specified in the purchase agreement within 90 days of the closing, subject to mandatory prepayment in cash in the event of an equity financing, which also includes the equity offering that closed on February 3, 2014. Subsequent to the equity offering, this obligation was settled through the payment in cash of $15.2 million.

On February 3, 2014, we completed a public offering of our common stock in which we issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $5.9 million and other offering expenses of approximately $1.5 million.

On September 22, 2014, we completed a public offering of our common stock in which we issued and sold 5,175,000 shares of common stock at a public offering price of $9.25 per share. We received net proceeds of approximately $44.8 million after deducting underwriting discounts and commissions and other offering expenses.

We believe that our existing cash, cash equivalents, short-term investments, and existing Credit Facility will allow us to fund our operations through December 31, 2016. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Indebtedness

In March 2013, we entered into a loan and security agreement, or Credit Facility, with Square 1, as lender. The Credit Facility originally provided for an initial term loan of $5.0 million in principal and additional term loans not to exceed $5.0 million in principal. We borrowed $5.0 million under the Credit Facility.

On October 11, 2013, we entered into an amendment of the Credit Facility, or the Credit Facility amendment, which, among other things, increased the amount that remains available for us to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the Credit Facility amendment on October 11, 2013, we borrowed the total $10.0 million available under the Credit Facility, as amended. The term loans are to be used to supplement our growth capital needs and for general corporate purposes. Pursuant to the terms of the Credit Facility amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the Credit Facility, as amended, and granted a security interest in substantially all of its assets to Square 1. Pursuant to the terms of the Credit Facility, we are not permitted to encumber, or grant a security interest in, our intellectual property. On June 13, 2014, the Company entered into an additional amendment of the Credit Facility (the “Second Credit Facility Amendment”), which, among other things, converted the $15.0 million in outstanding term loans under the Credit Facility into non-revolving loans and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. The Company is obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date such non-revolving term loans will be due. If the Company and Vet Therapeutics remain in compliance with the terms of the Credit Facility through June 13, 2016 and Square 1, the Company and Vet Therapeutics mutually agree to new financial covenants, the Company and Vet Therapeutics shall have the option (subject to Square 1’s agreement to such new financial covenants) to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If the Company and Vet Therapeutics elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1’s agreement to new financial covenants), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016. At September 30, 2014, total borrowings under the Credit Facility were $15.0 million.

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

The Credit Facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. Under the Credit Facility, we are required to maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank beginning January 1, 2014. At September 30, 2014, we were in compliance with all financial covenants.

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

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(22,761)	$(10,884)
Net cash provided by / (used) in investing activities	$(62,509)	$375
Net cash provided by financing activities	$100,964	$42,705

Net cash used in operating activities

During the nine months ended September 30, 2014, net cash used in operating activities was $22.8 million. We had a pretax loss of $28.6 million, which included a non-cash expense related to stock-based compensation of $5.2 million and a non-cash deferred income tax benefit of $1.6 million and a change in working capital of $1.0 million. Our net losses were primarily attributed to research and development activities related to our programs and our general and administrative expenses. Net cash used by changes in our working capital consisted primarily of a decrease of $0.8 million in accounts payable, an increase of $0.3 million in prepaid expenses and an increase of $0.2 million in accrued expenses. The increase in prepaid expenses relates primarily to research and development agreements. The increase in accrued expenses primarily related to the timing of payments made for our contracted research and development activities.

During the nine months ended September 30, 2013, net cash used in operating activities was $10.9 million. Net cash used in operating activities primarily resulted from our net loss of $11.4 million, after adjusting for non-cash expenses for stock-based compensation of $0.4 million and working capital changes in operating assets and liabilities of $0.1 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002 and AT-003 programs and our general and administrative expenses, as we had no revenue in the period. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase of $0.3 million in accrued expenses, offset by uses of cash related to an increase of $0.3 million in prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities. The increase in prepaid expenses related primarily to research and development agreements.

Net cash used in investing activities

During the nine months ended September 30, 2014, net cash used in investing activities was $62.5 million, which related to the purchase of investments of $60.2 million, acquisition and related expenses for Okapi Sciences of $13.1 million, purchase of In-process research and development of $1.2 million, purchase of warrants of $0.6 million partially offset by the maturities of investments of $12.2 million.

During the nine months ended September 30, 2013, net cash provided by investing activities was $0.1 million, which related to the sale of $3.2 million of marketable securities, offset by the purchase of $2.9 million of marketable securities. During the third quarter of 2013 we closed a letter of credit which was collateralized by $0.1 million.

Net cash provided by financing activities

During the nine months ended September 30, 2014, net cash provided by financing activities was $101.0 million. Net cash provided by financing activities primarily resulted from public offering net proceeds of $137.2 million, net of commissions. This was partially offset by payments of $15.2 million related to a  promissory note,  $15.0 million related to the contingent consideration for the Okapi Sciences acquisition, $2.1 million related to our public offerings, and a payment of $3.0 million for the Vet Therapeutics promissory note.

During the nine months ended September 30, 2013, net cash provided by financing activities was $42.7 million. Net cash provided by financing activities primarily resulted from net proceeds of $36.9 million, net of commissions, raised in conjunction with our initial public offering, net proceeds of $4.9 million from our credit facility, $3.4 million raised from the private placement of our series C convertible preferred stock, and proceeds of $0.1 million received from the exercise of stock options. This was partially offset by payments of $2.6 million related to our initial public offering.

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

Development Stage Entities — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, Consolidations

In June 2014, the FASB issued guidance that removes all incremental reporting requirements from GAAP for development stage entities, including the removal of the topic development stage entities. These changes eliminate the requirement to report inception-to-date information in the statements of income, cash flows, and shareholder equity. These changes become effective for us on January 1, 2015 and early adoption is permitted. We opted to adopt this guidance as of June 30, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact our financial condition, results of operations or cash flows.

Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted. We do not expect that this guidance will have a material impact on our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchase activity for the three months ended September 30, 2014, was as follows:

			Total number of	Maximum number of shares
	Total number	Average	shares purchased	that may yet be
	of shares	price paid	as part of publicly	purchased under the
	purchased	per share	announced plan or program	plan or program
July 1 - July 31	288 (1)	$12.45	—	N/A
August 1 - August 31	288 (1)	12.16	—	N/A
September 1 - September 30	—	$—	—	N/A
Total	576	$12.31	—	N/A

(1)

For the three months ended September 30, 2014, 576 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2010 Equity Incentive Plan.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from the Sale of Registered Securities

On June 26, 2013, the SEC declared effective our registration statement on Form S-1 (File No. 333-187372), as amended, filed in connection with our IPO. As of September 30, 2014, we have used all of the net proceeds from our IPO. Except as described above, there has been no change to our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

ARATANA THERAPEUTICS, INC.

Date: November 12, 2014	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2014	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.