Form 10-K
period 2014-12-31
ARATANA THERAPEUTICS, INC.
filed 2015-03-16
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

◻	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35952

ARATANA THERAPEUTICS, INC.

Delaware	38-3826477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933     Yes:  ☐     No:  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes:  ☐     No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes:  ☒     No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	☒

Non-accelerated filer	◻	Smaller reporting company	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ◻     No:  ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on The NASDAQ Global Market on June 30, 2014 was  $382,560,857.

As of March 9, 2015, there were 34,910,462 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2015 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARATANA THERAPEUTICS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2014

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

PART  I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”) are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the provision of the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: industry trends; market conditions; management’s plans and objectives for product development and commercialization; anticipated timing of regulatory submissions and approvals; investments in research and development; business prospects and collaborations; anticipated financial performance; expected liquidity and capitalization; our ability to protect our intellectual property from third-party claims; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; ability to repay our indebtedness; and our intentions regarding the use of cash. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

EXPLANATORY NOTE

Restatement of Consolidated Financial Results

On March 9, 2015, the Audit Committee of our Board of Directors concluded that our Consolidated Financial Statements for the year ended December 31, 2013 should no longer be relied upon. As a result, this Annual Report includes the restatement of our Consolidated Financial Statements and the related disclosures for the year ended December 31, 2013. The restatement principally relates to an error regarding the valuation of the intangible asset AT-004, which was acquired in connection with our October 2013 acquisition of Vet Therapeutics, Inc. Specifically, we incorrectly excluded certain royalty payments from the calculation of the purchase price accounting valuation, and thus overstated the value of AT-004. In addition, the following items of this Annual Report include restated financial data: (i) Part II, Item 6—Selected Financial Data; (ii) Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8—Financial Statements and Supplementary Data and (iv) Part IV, Item 15—Exhibits and Financial Statement Schedules. Note 2 to our Consolidated Financial Statements sets forth, in a comparative presentation, the previously reported, restatement adjustments and restated amounts for those line items in the 2013 Consolidated Financial Statements affected by the restatement. This Annual Report also includes disclosure regarding the impact of the restatement on the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures in Part II, Item 9A.— Controls and Procedures.

We have not amended our previously-filed Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Annual Report”), and the Consolidated Financial Statements for the year ended December 31, 2013 contained in the 2013 Annual Report should no longer be relied upon. Instead, such financial statements are superseded by the restated Consolidated Financial Statements for the year ended December 31, 2013 contained in this Annual Report.

Item 1:  BUSINESS

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment, which sits at the intersection of the more than $50 billion annual U.S. pet market and the more than $20 billion annual worldwide animal health market.

Cats and dogs are the most popular pet species in the United States and Europe: there are approximately 96 million cats and 83 million dogs in the United States and 90 million cats and 75 million dogs in Europe. An estimated 68% of households in the United States have at least one pet. The U.S. veterinary care segment was $13.6 billion in 2012. We estimate that of this $13.6 billion, approximately $6.3 billion related to consumer spending in pet medicines, which included approximately $1.6 billion for pet therapeutics. We believe that the pet market, driven in part by the expansion of the veterinary care segment, will continue to grow and that the introduction of novel pet therapeutics offering significant safety and efficacy benefits over existing products will result in pet therapeutics garnering a larger share of total consumer spending on pets.

Veterinary practice revenue as a percentage of the overall practice comes from a variety of products and services including annual exams, diagnostics, surgeries and therapeutics and certain other products such as pet food and hygiene. Traditionally, the sale of flea-tick and heartworm products and vaccinations were the cornerstone of veterinary practices and drove clinic traffic. In a recent DVM survey, vaccinations accounted for 15% of revenue while flea, tick and heartworm were another 12%. Up to one-third of the practice profit comes from sales of these high margin products prescribed and sold by the veterinarian. As those products have become generic, competition has intensified and manufacturers have shifted to large retailers such as Wal-Mart, Costco, Target and 1-800-Pet Meds. As a result veterinarians have lost practice revenue and drivers of overall practice visits. Aratana plans to offer innovative prescription products that we anticipate will be sold exclusively by veterinarians. These products have the ability to increase practice visits by pet owners and potentially replace some of the lost product income for veterinarians, while increasing the standard of care. As a result, we believe the commercial environment is attractive and the veterinary community will be receptive to these potentially innovative solutions.

We also believe that the role of pets in the family has significantly evolved over the last two decades. Many pet owners consider pets important members of their families, and they have been increasingly willing to spend money to maintain the health of their pets. Consequently, pets are living longer and, as they do, are exhibiting many of the same signs and symptoms of disease as aging humans, such as arthritis, cancer, obesity, diabetes and heart disease. Today veterinarians have comparatively few drugs at their disposal that have been specifically approved for use in pets. As a result, veterinarians often must resort to using products approved for use in humans, but not approved, or even formally studied, in pets, relying on key opinion leaders and literature, rather than regulatory review and approval.

In addition, development of pet therapeutics is generally faster and less expensive than for human therapeutics because it requires fewer clinical studies, involves fewer subjects and is conducted directly in the target species. Tufts Center for the Study of Drug Development estimates that the cost of developing a new human drug is approximately $1.3 billion and takes about ten years to move from the lab to patients. In contrast, based on our internal evaluation of the development and regulatory approval process, we estimate that developing a pet therapeutic for U.S. Food and Drug Administration (the “FDA”) approval costs approximately $10 million and takes about five years to accomplish. Review and approval of biologics to a conditional and full license is done by the U.S. Department of Agriculture (the “USDA”) with similar cost and time requirements.

We believe that pets deserve therapeutics that have been specifically studied and approved by regulatory authorities for each species, and that veterinarians and pet owners will increasingly demand that therapeutics be demonstrated safe and effective in pets before using them. We also believe there is an opportunity to leverage the investment in the human biopharmaceutical industry to bring therapeutics to pets in a capital and time-efficient manner. For example, advances in human medicines have created new therapeutics for managing chronic diseases associated with aging, such as cancer, osteoarthritis, diabetes and cardiovascular diseases. However, these advances have not yet been translated into innovative therapies for pets, notwithstanding the fact that pets are living longer and manifesting many of these same diseases of aging. Moreover, while developing and commercializing therapeutics for humans and pets share a number of characteristics, there are also significant differences that we believe facilitate the development of pet therapeutics and make the market attractive. These differences include the role and economics of veterinary practices and the private pay nature of the veterinary market.

Our strategy is to in-license proprietary technology from human biopharmaceutical companies and academia or leverage existing insights in human biology applicable to pets and to develop therapeutics specifically for use in pets. We seek to identify human therapeutics that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredients (“API”), process chemistry and a well-defined manufacturing process. We also seek to identify products already in development for pets and to license or acquire these products. To date we have in-licensed and are further developing pharmaceutical compounds from companies such as Pacira Pharmaceuticals, Inc. (“Pacira”), RaQualia Pharma Inc. (“RaQualia”), Advaxis, Inc. (“Advaxis”), Vet-Stem, Inc. (“Vet-Stem”) and Atopix Therapeutics Ltd. (“Atopix”).

Aratana Therapeutics, Inc. was incorporated on December 1, 2010 under the laws of the State of Delaware. Since our initial public offering in June 2013, we have focused on executing our clinical development plan and continuing to expand our product pipeline and further augmenting our development capabilities. In October 2013, we acquired Vet Therapeutics, Inc. (“Vet Therapeutics”), which provided us with a proprietary antibody-based biologics platform focused on the treatment of lymphoma, and in January 2014, we acquired Okapi Sciences NV (“Okapi Sciences”, which was renamed Aratana Therapeutics NV in April 2014 and is referred to as “Aratana NV” for all post-acquisition references), which provided us with a pipeline of antiviral drugs, including product candidates focused on the treatment of herpes virus and immunodeficiency virus infections in cats. As part of these acquisitions, we obtained two facilities that we are using to develop additional species-specific monoclonal antibodies, antivirals and other small molecules for use as pet therapeutics. In addition, we now have two full or conditionally licensed products, AT-004 and AT-005, which we expect to further commercialize in 2015, we have increased the size of our product pipeline, and we have significantly increased our technology and development infrastructure. We are focused on advancing our product candidates to regulatory approval and believe that we have significantly accelerated our pathway toward becoming a commercial company.

Our current portfolio includes over 18 therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target what we believe to be large opportunities in serious medical conditions in pets. Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies (“MAbs”) for treating lymphoma in dogs. AT-004, which aids in the treatment of B-cell lymphoma, received a full license from the USDA on January 2, 2015. AT-004 was previously out-licensed through an exclusive commercial agreement between Vet Therapeutics and Novartis Animal Health Inc. (“NAH”) (acquired by Elanco Animal Health Inc. (“Elanco”) in a transaction that was announced as closed on January 1, 2015), but on February 24, 2015 we regained the commercial rights to the product and we intend to commence post-approval studies and commercialize the product ourselves beginning in 2015. AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014. We commenced limited marketing of AT-005 to our clinical investigator sites and certain other sites in the fourth quarter of 2014, as we complete the requirements to obtain a full license.

We have also filed for a product license from the USDA for AT-014, a novel her2/neu-directed cancer immunotherapy for the treatment of canine osteosarcoma which we have licensed from Advaxis. Our other lead products in development include small molecules directed at treating osteoarthritis pain and inflammation (AT-001), loss of appetite (AT-002) and post-operative pain in dogs and cats (AT-003). In December 2014, we reported the positive results of a pivotal field effectiveness study in dogs with osteoarthritis pain for AT-001 (grapiprant). We are currently conducting pivotal field effectiveness studies in dogs with inappetence for AT-002 (capromorelin) and in dogs with post-surgical pain for AT-003 (bupivacaine liposome injectable suspension).

The following table identifies the most advanced molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-001 (grapiprant)	Dog	Pain and inflammation associated with osteoarthritis	Technical section submissions in 2015. Anticipate U.S. marketing approval in 2016.
	Cat	Pain and inflammation associated with degenerative joint disease	Pilot studies.
AT-002 (capromorelin)	Dog	Stimulation of appetite	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Dog	Maintain or gain body weight in chronically diseased dogs.	Pilot studies.
	Cat	Maintain or gain body weight in chronically diseased cats	Pilot studies.
AT-003 (bupivacaine ER)	Dog	Post-operative pain management	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Cat	Post-operative pain management	Pilot studies.
AT-004	Dog	B-cell lymphoma monoclonal antibody	Full license issued January 2015. Planning additional effectiveness studies under practice conditions.
AT-005	Dog	T-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study. Conducting additional effectiveness studies under practice conditions. Full license anticipated in 2015.
AT-014	Dog	Osteosarcoma immunotherapy	Filed for USDA product license. Pivotal field effectiveness study. Conditional license anticipated in 2016.

We are also developing other products that are at the pilot study stage or proof of concept stage.

The following table identifies these other molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-006	Cat	Herpesvirus	Designing pivotal study with partner
AT-007	Cat	Immunodeficiency virus	Pilot studies
AT-008	Dog	Lymphoma	Planning for pivotal studies in Europe
AT-009	Dog	Mast cell tumor	Lead selection
AT-010	Dog	Atopic dermatitis	Lead selection
AT-011	Dog	Parvovirus	Lead selection
AT-012	Cat	Calicivirus	Lead selection
AT-015	Cat	Lymphoma	Proof of concept
AT-016	Dog	Osteoarthritis	Pilot studies
AT-017	Dog	Lymphoma	Lead selection
AT-018	Dog	Atopic Dermatitis	Pilot studies

Other product candidates and development activities are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets. We can provide no assurance, however, that regulatory approval of our product candidates will be obtained.

In addition to the above-listed product candidates, we are evaluating additional molecules for applications in other diseases and we are researching new product concepts internally through our recently acquired antibody and antiviral research expertise. We have one option with a third party for a molecule that we are considering licensing for further development for epilepsy in dogs.

We aim to submit drug applications for U.S. approval or licensure for the majority of these potential products and to make similar regulatory filings for European approval. Furthermore, where appropriate, we intend to develop and submit regulatory filings for therapeutic indications in both cats and dogs, which we expect will require approvals or licenses for separate products.

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

Business Strategy

Our goal is to become a leading provider of therapeutics developed and approved specifically for the treatment of unmet medical needs in pets. We are a pet-focused company and we intend to help shape and define the pet therapeutics market. We plan to accomplish this by:

•

Advancing our existing compounds to regulatory approval or licensure. We have assembled a pipeline of more than 18 product candidates, including small molecule pharmaceuticals and large molecule biologics. These product candidates are in various stages of development for the treatment of cats or dogs, or both. Our target indications include pain and inflammation associated with osteoarthritis, inappetence, post-operative pain, lymphoma, osteosarcoma, atopic dermatitis, ocular herpes and feline immunodeficiency virus. We plan to submit new animal drug applications (“NADAs”) for the small molecule pharmaceuticals to the FDA’s Center for Veterinary Medicine (“CVM”) for several of these product candidates in 2016 and 2017 and to make similar regulatory filings in the European Medicines Agency (“EMA”) in 2017 and 2018. For certain of our large molecule biologics, we plan to submit applications to the USDA for product licensure.

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

•

Using a direct sales organization and distributors to commercialize our products in the United States. We intend to employ a direct sales organization for fully licensed products, complemented by strategic distributor relationships intended to extend our commercial reach, to market our products in the United States. Our direct sales organization and distributors will sell products directly to veterinarians, who in turn typically sell pet therapeutics products to pet owners at a mark-up. In light of the veterinarian’s goal of improving the health of pets and the ability to generate revenue from the sale of therapeutic products, we believe veterinarians are motivated to prescribe innovative therapeutics that are safe, effective and supported by reliable clinical data and regulatory approval. Based on our licenses for AT-004 and AT-005, we expect to continue a limited direct commercial effort with veterinary oncologists in 2015 that we will expand if we obtain a full license for AT-005 in 2015 and approvals for AT-001, AT-002 and AT-003, which we anticipate in 2016.

•

Engaging active partners to build a commercial presence. We have also in-licensed the rights in other geographies outside the U.S. for the use of our compounds in animal health, and we intend to seek regulatory approval for our pet therapeutics in Europe and potentially other countries. When products reach the commercial introduction phase, we will evaluate the best go-to-market strategy. This may include identifying and partnering with companies that have an established commercial presence in other geographies that are looking for additional products. We believe there are several animal health companies that, despite their focus on the development of parasiticides and life-cycle management of their product lines, desire innovative pet therapeutics. We also believe these companies may be interested in partnering with us to provide EMA-approved best-in-class or first-in-class therapeutic products. We believe other animal health companies will be interested in gaining regulatory approvals and marketing in geographies outside the United States and Europe.

•

Continuing to expand our product pipeline by in-licensing additional compounds. We believe the pet therapeutics market is significantly underserved and have identified for further pursuit more than 20 therapeutic areas that overlap with areas of human biopharmaceutical development. We seek to identify compounds that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans. We are looking for compounds with well-developed API process chemistry. Once identified, we seek to obtain exclusive, worldwide rights to these compounds in the animal health field. Each of our current compounds is covered by patents and other intellectual property that provide for a multi-year period of market exclusivity. Additionally, we intend to seek opportunities to partner with companies where we can provide commercialization for their approved, or close-to-approved, pet therapeutic products.

Development Programs

AT-001

Overview

AT-001 (grapiprant) is a selective prostaglandin E receptor 4 (“EP4”) antagonist that we in-licensed from RaQualia and are developing to treat osteoarthritis pain in dogs and degenerative joint disease in cats.

Medical need

Osteoarthritis is the most common inflammatory joint disease in pets. The prevalence of osteoarthritis increases with age, usually occurring in cats and dogs aged nine years or older, but it can occur even in young animals. According to industry sources, the number of pets diagnosed with arthritis has significantly increased over the past five years and an estimated 13% of all geriatric dogs, and 22% of geriatric large and giant breed dogs, are diagnosed with arthritis. We believe many dogs with arthritis remain undiagnosed and the incidence is approximately 20% in dogs and slightly higher at approximately 23% in cats. Osteoarthritis is a progressive disease that can first manifest itself with periodic signs of stiffness or lameness and can progress to where the pet is experiencing constant joint pain and stiffness. Affected cats and dogs may show signs of irritability and reclusiveness.

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

Currently available treatments and their limitations

Analgesic and anti-inflammatory drugs are often necessary to control pain in cats and dogs with osteoarthritis. The currently approved products for control of the pain and inflammation associated with osteoarthritis in dogs are NSAIDs from the class of cyclooxygenase (“COX”) inhibitors. The arachidonic acid pathway constitutes the main mechanism for the production of pain and inflammation in osteoarthritis. This pathway also controls other important body functions such as kidney regulation, gastrointestinal mucosal protection, thrombosis and blood flow through the enzymatic synthesis of mediators in multiple steps along the pathway. Three COX isoenzymes have been identified—COX-1, COX-2 and COX-3. COX-2 initiates the biosynthesis of prostaglandin-I 2 or PGI 2 and prostaglandin-E 2 or PGE 2. PGI 2 affects gastrointestinal mucosa, kidney function and blood flow. PGE 2 also affects gastrointestinal mucosa and is a key mediator of pain and inflammation. The inhibition of COX enzymes to provide relief from pain and inflammation is the mode of action of NSAIDs.

The first product approved for the control of pain and inflammation associated with dog osteoarthritis was Rimadyl (carprofen) in 1996. The introduction of this product created a product category around a previously unmet medical need and fundamentally changed the management of chronic pain in dogs. Rimadyl is a moderately selective inhibitor of COX-2 (Coxib) and has demonstrated selective inhibition of COX-2 versus COX-1 in dogs. While side effects in most dogs are generally mild and typical of the NSAID class, some dogs have an idiosyncratic sensitivity that results in hepatic and/or gastrointestinal toxicity and, in extreme cases, death. As a result, NSAID label language contains bolded warnings and specifies that baseline blood tests should be conducted, and pets should be periodically monitored using blood tests to check for any toxic effects. Additionally, cats appear to metabolize NSAIDs differently than dogs, resulting in more severe side effects. It is our understanding that Rimadyl is not approved for use in cats and that no other Coxibs are approved in the United States for more than three days of use in cats.

Market opportunity

According to the April 2014 Brakke Consulting Pain Management Products Survey, the U.S. cat and dog analgesic market was approximately $262 million in 2013 and consisted mostly of NSAIDs with sales of approximately $219 million. According to a survey of 206 veterinarians conducted by Brakke Consulting (“Brakke”) in March 2014, veterinarians recommended NSAID therapy for 82% of the dogs they treated with osteoarthritis, and they believe approximately 59% receive treatment. The Market Dynamic Inc. sales audit data shows that over 4 million dogs per year are receiving an average of 20 days of treatment with NSAID therapy. The NSAID segment is one of the fastest growing categories in pet therapeutics over the last fifteen years; it continued to expand with four additional NSAID Coxib approvals and the approval of the first of five generic carprofen products starting in 2005. Rimadyl remains the leading prescription treatment with 2014 U.S. sales of $85 million and 39% market share. According to Brakke, sales of generic carprofen were $26 million, or 10% market share in 2014.

Given the associated side effects and required monitoring with blood tests that are associated with NSAID therapy, there is a population of dogs that remains untreated or cannot be treated chronically. Additionally, while up to 30% of cats over the age of eight have degenerative joint disease (“DJD”) the currently available products in the United States cannot be used to treat cats for chronic pain associated with DJD. We believe there is a significant market opportunity for a therapeutic product that can manage the pain and inflammation associated with osteoarthritis and DJD in pets with an improved safety profile and that does not require regular blood monitoring.

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

AT-001 in dogs

Safety. In the toxicology program that was conducted by RaQualia to support human drug development, a series of studies investigated the effects of oral administration of AT-001 to male and female laboratory dogs. We use the results from a nine-month Good Laboratory Practice (“GLP”) toxicology study of oral AT-001 given daily to demonstrate target animal safety in dogs.

The study was re-evaluated according to target animal safety study guidelines and submitted to the CVM for review. In January 2015, we received the target animal safety technical section complete letter from the CVM.

Effectiveness. We performed initial proof of concept studies in laboratory dogs followed by a multi-site, randomized, blinded dose-ranging study in client-owned pets with osteoarthritis. The study enrolled over 350 dogs across four treatment arms including three different AT-001 treatment regimens and a placebo. Effectiveness in the study was determined by using a validated pain scoring system referred to as the Canine Brief Pain Inventory (“CBPI”). The clinical success rates at day 28 for the selected dose regimen vs. the placebo group, when compared in a two-group parallel design, represent a statistically significant difference (p<0.05). Adverse reactions at the selected dose were comparable to the placebo.

We discussed with the CVM the results of this study and agreed to complete a pivotal field effectiveness study at our selected once- daily oral dose, compared to placebo, with the same concurred study protocol used in the dose-ranging study.

We completed the in-life phase of this study in late 2014. The clinical success rates based on the validated CBPI at day 28 were 48.1% for the selected dose regimen vs. 31.3% for the placebo group, which represents a statistically significant difference (p<0.05) , thereby achieving the study’s primary endpoint as agreed under protocol concurrence with the CVM. The two subsets of the CBPI, the pain severity score and the pain interference score both improved significantly on day 28 (p<0.01). Furthermore, the clinical success rates on days 7, 14 and 21 versus placebo group were all statistically significant (p<0.05). Adverse reactions at the selected dose were limited to mild adverse events and did not exhibit abnormalities in liver and renal parameters as observed with the use of Coxib NSAIDs.

We believe that these results when submitted and reviewed will result in an effectiveness technical section complete letter in late-2015.

Chemistry, Manufacturing and Control (“CMC”). We have engaged a contract manufacturer for the API process development and a specialized animal health contract manufacturer to develop and make the formulated product. Both API and formulated product are manufactured according to current Good Manufacturing Practices, or cGMP, standards. We have developed the process according to standards from the Veterinary International Conference on Harmonization (“VICH”), which can be used to supply both human and veterinary development and commercialization. We have selected a final formulation of AT-001, and produced clinical trial material. Three API cGMP batches and three formulated product cGMP batches have been put on VICH stability testing.

In early 2015, we submitted the drug master file (“DMF”) and CMC technical section to the CVM and we anticipate the CMC technical section complete letter in 2016.

Development Plan. Our plan is to complete the effectiveness technical sections by submitting the results of our dog pivotal field effectiveness study. We will respond to any questions related to our effectiveness and CMC technical section submissions. We plan to have the three major technical sections of the NADA for AT-001 complete by mid-2016 and, assuming we achieve that goal and our submission is acceptable, we would anticipate NADA approval in late 2016.

Our European regulatory strategy tracks that of the United States. We believe that data provided for our NADA filing in the United States should largely satisfy the European requirements. We expect to submit a dossier to the EMA for use of AT-001 in dogs in 2016 with approval anticipated in 2017.

AT-001 in cats

Safety. We have conducted a number of laboratory probe studies to test the safety of AT-001 in cats. A 28-day safety study in 24 normal, healthy cats suggests that AT-001 is well tolerated at levels representing multiples of the potential therapeutic dose for up to 28 days. We also evaluated the safety of AT-001 in cats in post-operative settings. Under these conditions, we observed a dose-dependent increase of blood parameters related to liver metabolism, which is a signal of potential liver toxicity. Study results demonstrate a trend that this observation is a combined effect of the medication used to produce general anesthesia and high AT-001 dosages. While we cannot rely on any of these initial studies as pivotal safety studies, consistent with FDA requirements, we will include the results of these studies in our NADA as additional information.

Effectiveness. We performed initial proof of concept studies in a surgical pain model in laboratory cats. While a clear effectiveness signal in cats was observed, the relatively high dosages needed to cover such an acute pain setting, potentially in combination with the effects of general anesthesia medication led to an increase of blood parameters related to liver metabolism. Hence an adequate therapeutic window could not be established in the acute surgical pain model. However, based on the clear efficacy signal we decided to pursue a chronic pain indication for cats where the clinical dose and different clinical setting may indeed result in an acceptable therapeutic window. We believe that AT-001 will be effective at a lower dose in the chronic setting where we can avoid the interaction with anesthesia agents. Because no therapies are currently approved in the United States for chronic use in cats, the need is high and the rationale is strong for continuing to define the therapeutic window. Hence, we will proceed in developing AT-001 for DJD pain in cats.

Development plan. During 2014, we initiated a proof of concept study in client-owned cats with DJD to develop a study design, establish a dose regimen, and test various endpoints to be used in a pivotal field effectiveness study. Based on the treatment regimen we plan to design and perform a guideline target animal safety study. We plan to develop a cat-specific drug product and submit a separate CMC technical section.

AT-002

Overview

AT-002 (capromorelin) is a potent and selective ghrelin agonist, which causes appetite stimulation and growth hormone secretion. We in-licensed AT-002 from RaQualia and are developing AT-002 for the stimulation of appetite in dogs and we are also developing AT-002 for weight gain in cats and dogs.

Medical need and market opportunity

The control of hunger and satiety involves a complex system in mammals. In many acute and chronic disease states, as well as with aging, lack of appetite is a problem and can fuel a downward spiral. Malnutrition and decreased muscle mass can result from inadequate food intake regardless of the underlying condition. In humans, doctors can rationalize with the patients the importance of maintaining nutrition despite the lack of natural appetite and there are medical therapeutics approved in humans to treat inappetence. Veterinarians and pet owners cannot successfully rationalize with pets about the importance of maintaining nutrition and there are no approved medical therapeutics to treat inappetence in pets. This can be a frustrating clinical situation for the veterinarian and pet owner and often contributes to the decision to euthanize a pet. In a recent survey of veterinarians 83.6% believed that stimulation of appetite and weight gain in dogs represented a significant unmet need.

Fear, pain, stress, trauma, organic disease, dental disease, oral fractures and cancer are all possible causes of inappetence in pets. For example, in pets undergoing cancer treatment, the cancer therapy is commonly stopped when the pet loses appetite and body weight. Chemotherapy is the most common form of treatment. According to our market research, inappetence is seen in approximately 30% of dogs who receive chemotherapy, although in clinical studies we observe inappetence rates to be lower but still clinically meaningful. We believe that, if approved, AT-002 could be an important medicine in managing inappetence and weight in cancer.

As a second example, inappetence and weight loss commonly occurs in conjunction with chronic renal failure (“CRF”). We estimate that 1.6% of cats in the United States have CRF and that 30% of cats with CRF experience inappetence during the course of their disease. Dietary therapy with a diet that is designed for cats and dogs with renal insufficiency is recommended regardless of the severity of disease. Unfortunately many of the therapeutic diets that are prescribed may be less palatable to pets than normal diets. We believe that, if approved, AT-002 could be an important medicine in managing inappetence and weight loss that occurs in connection with CRF.

Other possible uses include inappetence associated with liver disease, cardiac disease, pancreatitis and gastrointestinal disorders.

Currently available treatments and their limitations

The first goal of therapy for inappetence is to correct the underlying cause. Often veterinarians will begin treatment of inappetence by recommending a change to a highly palatable diet such as tuna for cats and chicken or beef for dogs. Depending on the severity of the condition, the animal may be supported with fluids and electrolytes until the diagnosis of the underlying condition is made and effective treatment is initiated where possible. Prolonged or severe inappetence may require hospitalization and feeding tube placement. There are no drugs approved for the treatment of inappetence in cats and dogs. Drug therapy to address inappetence has focused primarily on human drugs affecting the central nervous system control of feeding such as benzodiazepines, cyproheptadine and mirtazapine. However, these drugs are not approved for veterinary use, have limited effectiveness and are contraindicated for cats with hepatic lipidosis. More recently, we have seen veterinarians using Cerenia (maropitant), which is indicated for the control of vomiting. We believe a significant number of veterinarians are not prescribing these therapies due to the limited safety and efficacy data. As a result, we believe there is a significant market opportunity for a therapeutic product that is safe and can effectively stimulate appetite in pets.

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

AT-002 is a small molecule that mimics ghrelin and binds to the GHS-R. The appetite stimulation and GH-releasing activity of AT-002 has been demonstrated in laboratory cats and dogs where AT-002 treatment results in increased food intake and weight gain. Similarly, chronic oral dosing of AT-002 in dog GLP toxicology study stimulated appetite, weight gain and caused increased plasma growth hormone levels.

AT-002 in dogs

Safety. In the toxicology program that was conducted to support human drug development, a series of studies investigated the effects of oral once daily administration of the compound to male and female dogs. We use the results from a dog GLP 12-month toxicology study of AT-002 administered orally once daily to demonstrate target animal safety in dogs.

We have re-evaluated this study according to target animal safety study guidelines and have submitted it for CVM review. We received the target animal safety technical section complete letter from the CVM in the first quarter of 2015.

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

We evaluated the effectiveness of AT-002 compared to placebo for the treatment of inappetence in a pilot placebo-controlled, blinded, multi-center field study in client-owned patients. There were 36 inappetent dogs: 19 were treated with capromorelin and 17 with placebo. Effectiveness parameters include owner assessment of appetite and body weight gain compared to baseline and compared to the dog’s best lifetime condition. Dogs were treated once daily for seven days. Compared to the placebo control animals, the appetite score and body weight of the AT-002 treated patients were statistically significantly increased on day 6 after 7 daily treatments (p<0.05). Mean change in appetite score was an increase of 79.37% for capromorelin compared to 22.16% for placebo treatment. Capromorelin-treated dogs had an increase in body weight from Day 0 to Day 6 of 3.22% compared to a decrease of 0.52% in the placebo group. The results compared to best lifetime condition showed a positive trend towards the AT-002 treatment, but were not statistically significant.

Based on these proof of concept studies we have discussed and agreed with the CVM on a study design for the pivotal field effectiveness studies. This randomized, placebo-controlled, multi-center study was initiated in December 2013 to enroll approximately 200 client-owned dogs. We anticipate achieving full enrollment in the second quarter 2015.

CMC. When we licensed the drug, the chemical process was scaled up to kilogram quantities but was not optimized. Our contract manufacturer developed an API process according to VICH standards that can be used to supply both human and veterinary development and commercialization. We have successfully completed process development of AT-002, with three cGMP batches manufactured and put on VICH stability testing. As with AT-001, we are using an animal health specialty contract manufacturer to develop the formulation according to CVM and EMA standards. We have manufactured three cGMP batches of formulated product, which are being used as clinical trial material and for VICH stability testing. We have submitted the AT-002 DMF and CMC technical section, and after responding to any questions, we anticipate a technical section complete letter in late 2015.

Development plan. We plan to complete the pivotal field effectiveness study and we anticipate submission to the CVM in mid-year 2015 to complete the effectiveness technical section and we will respond to any questions related to our effectiveness and CMC technical section submissions. We plan to have all three major technical sections of the NADA completed in time to receive NADA approval in 2016.

Based on our early interactions with the regulatory authorities in Europe we ceased pursuit of an open appetite stimulation claim which was allowed by the FDA. We believe that the first claim in dogs for Europe will be a chronic use weight gain claim that we will also pursue for the U.S. as a label extension after approval of the acute appetite stimulation claim.

AT-002 in cats

Safety. When we licensed AT-002, included in the data was a two-week safety study in cats. Because we expect the potential patient population for AT-002 to include elderly cats suffering from chronic renal failure, we tested the safety of AT-002 in a model of kidney compromised laboratory cats. The results from the two-week study in normal cats suggested that AT-002 was well tolerated. The results from our safety study in kidney-compromised cats also demonstrated no treatment related side effects. Based on these studies, we believe we have demonstrated that AT-002 has a favorable safety profile in cats and expect that sufficient safety margins will be seen in the pivotal safety study.

Effectiveness. Several laboratory studies in healthy cats using various daily AT-002 oral doses were also included in the data package when we licensed AT-002. Food intake and weight gain were increased after administration of AT-002 to cats. We confirmed these results in several laboratory studies in cats, which demonstrated a statistically significant increase in food intake after AT-002 treatment.

We conducted a dose confirmation study in client-owned cats similar to that of the pilot study for AT-002 in dogs. As expected, we confirmed that cat owners have difficulty assessing appetite in cats. Based on this experience and the study results in laboratory cats we are looking to extend the treatment duration to measure weight gain and/or weight control. Thus, we have selected a multi-week treatment term and weight gain and/or control claim and started a pilot field study in client owned cats. We anticipate results from this study in mid-2015 and, if successful, we will formulate a development plan to present to the FDA.

CMC. We have selected a final formulation for AT-002 for cats and expect to follow a similar process to that described above for AT-002 for dogs.

Development plan. We plan to complete a pilot study in 2015 to measure weight gain and/or weight control in client-owned cats in order to develop a study design for a pivotal field effectiveness study. To fulfill the safety requirements, our development plan includes a standard safety study in cats according to VICH guidelines. Concurrently, we continue to develop our CMC data package. We plan to have a pre-submission meeting with the CVM to discuss a detailed development plan at the appropriate time.

AT-003

Overview

AT-003 is a bupivacaine liposome injectable suspension that we in-licensed from Pacira. The product was approved for use in humans as a local, post-operative analgesic by the FDA in October 2011 and is marketed by Pacira for use in controlling post-operative pain following various types of surgical procedures. We intend to develop AT-003 as a therapeutic to manage post-operative pain in cats and dogs. We expect to use the same product in both species.

Medical need and market opportunity

Veterinarians perform approximately 19 million dog surgeries and 14 million cat surgeries each year. Approximately 50% of dog surgeries and 58% of cat surgeries, respectively, are spays and neuters, while other common surgeries include cancer surgery, declaw, cruciate repairs and fracture repairs. There is no established protocol for the use of pain medications in these surgeries and pain management practices have traditionally been based on the veterinarian’s views on the level of pain associated with a specific surgical procedure and the perceived pain tolerance of the pets. Recently, as pet owners have begun requesting analgesia for their pets’ painful conditions, veterinarians have made advances in treating pain in pets. Furthermore, animal research demonstrates that pain can have a detrimental effect on healing, and pain experts in academia and specialty practices are advocating more use of local anesthesia for pain control.

Currently available treatments and their limitations

The most widely used drugs approved for treatment of post-operative pain are Coxib NSAIDs and fentanyl in dogs and Coxib NSAIDs and butorphanol in cats. In surgeries associated with the most severe post-operative pain, fentanyl is commonly used. Fentanyl is a controlled narcotic drug, and pets are often kept in the hospital while receiving fentanyl. In our experience, the majority of fentanyl is dispensed as fentanyl patches, although such use in pets has not been approved. In 2012, Nexcyon received FDA approval for a transdermal fentanyl solution, and Elanco launched the product in 2013 under the tradename Recuvyra. Use has been limited due to a number of label requirements relating to human safety and application. We believe that there are unmet needs in pets receiving these more painful surgeries, especially if effective and extended pain relief could be achieved with a non-narcotic medicine. The same group of NSAIDs approved to treat the pain and inflammation associated with osteoarthritis in dogs are used for post-operative pain. Some of these drugs can be given in the veterinary hospital as an injection, and then oral formulations are dispensed to the owner for a few days of treatment at home. For cats, only two NSAIDs are approved by the CVM for use in post-operative pain. These are Onsior, which is given orally and is approved for no more than three days of use, and Meloxicam, which is approved for one injectable dose only.

Among the drugs used for post-operative pain, some have been approved by the CVM, while others are used off label. The most commonly used post-operative pain medication in dogs is Rimadyl, which has been approved by the CVM for this use. As previously described in our discussion regarding AT-001 for dogs, Coxib NSAIDs have demonstrated significant side effects that result in prescribed monitoring of dog health during their use. For example, some dogs have an idiosyncratic sensitivity that results in hepatic toxicity and, in extreme cases, death. Consequently, we believe veterinarians would appreciate a drug for post-operative use that was effective, but also safe on the liver, gastrointestinal system and kidneys. The most common product for post-operative pain in cats is generic buprenorphine. As recently as 2014, Abbott Animal Health, which was acquired by Zoetis, Inc. (“Zoetis”), received the first FDA veterinary approval for Simbadol buprenorphine injection. This product can be given to cats once daily for up to 3 days to provide up to 72 hours of pain relief.

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

AT-003 in dogs

Safety. Pacira conducted an extensive toxicology program to support human drug development. Both the liposome formulation alone and the bupivacaine formulated product underwent extensive in vitro and in vivo safety testing, which included numerous studies performed in laboratory dogs. As a result we have seven studies that support safety of AT-003 in dogs.

We selected a toxicity study with twice-weekly subcutaneous dosing for four weeks in dogs that was conducted as part of the human development program as our pivotal dog safety study for AT-003. The study was conducted to evaluate potential local and systemic toxicity and the reversibility, progression or delayed appearance of any observed changes in a four-week post-dose observation period.

The study was re-evaluated according to target animal safety study guidelines and submitted to the CVM for review. In January 2015, we received the target animal safety technical section complete letter from the CVM.

Effectiveness. We have conducted a dose ranging study in a surgical pain model in laboratory dogs. Based on the results we chose a dose for further evaluation in a pilot field study of AT-003 for managing post-operative pain in dogs following surgery.

In the pilot field study, pain levels of 46 client-owned dogs were assessed repeatedly for 72 hours following knee surgery using the Glasgow Composite Measure Pain Scale. Treatment with AT-003 resulted in a statistically significant reduction in mean total pain scores over time compared to placebo (p<0.05). In addition, the percent of dogs treated with AT-003 that did not require additional pain medication was statistically greater (p<0.05) compared to placebo at each 24-hour interval for up to 72 hours after surgery.

We discussed the design of a pivotal field effectiveness study with the FDA and commenced a pivotal field effectiveness study in December 2014 under a protocol concurred by the FDA. We anticipate top line data in mid-2015.

CMC. We use the same product that was approved by the FDA for the AT-003 development program and expect to receive a CMC technical section complete letter based on the same data that was submitted to the FDA for the NDA of EXPAREL. We have started to assemble a full CMC package which we plan to submit to the CVM and expect they will perform a full review.

Development plan. We expect to complete the FDA effectiveness review, complete the FDA CMC review and receive the related technical section complete letters by mid-2016. We anticipate filing the Administrative NADA in 2016 and, assuming we achieve that goal and our submission is acceptable, we anticipate NADA approval in 2016. We believe EMA approval would follow a year later.

AT-003 in cats

Safety. To initially evaluate the safety of AT-003 in cats, we performed a pilot toxicokinetic study in laboratory cats. Five groups of 4 to 5 month old cats were administered once subcutaneously with saline, bupivacaine HCL at 1 mg/kg, or AT-003 at three different dosages (low, mid and high). We expect the high dose to cover 5 times the therapeutic dose. We did not observe any negative findings in any dose group, with the exception of limited abrasions of the injection site. We believe these abrasions can be explained by expected inflammatory reactions to the liposomal formulation used in the study.

Once a dose regimen has been established we plan to perform a guideline target animal safety study according to a study protocol that will be submitted to the CVM for concurrence. We expect the study design will be similar to the subcutaneous toxicity study in dogs.

Effectiveness. We have conducted dose ranging studies in soft tissue and orthopedic surgical pain model in laboratory cats. While we could not observe a benefit of AT-003 over conventional bupivacaine HCL in soft tissue surgery, we saw a clear signal in the orthopedic surgical pain model.

Based on the results from studies in the orthopedic surgical pain model, we designed a pilot field study to evaluate if the results can be repeated under practice conditions. If this study confirms the laboratory model result, we plan to discuss a pivotal study protocol with the FDA.

CMC. We use the same product that was approved by the FDA for the AT-003 development program and expect to receive a CMC technical section complete letter based on the same data that was submitted to the FDA for the NDA of EXPAREL. We have started to assemble a full CMC package which we plan to submit to the FDA and expect they will perform a full review.

Development plan. We held a pre-development plan meeting with the FDA where we discussed an outline of our proposed development activities including the CMC submission plans. We plan to complete a pilot field study in a surgical pain model in cats during 2015. Once we have established a treatment regimen in cats we will schedule another pre-development plan meeting with the CVM to present and discuss the programs to cover the approval requirements for safety and effectiveness. We anticipate filing our NADA in 2016 and, assuming we achieve that goal and our submission is acceptable, we could expect NADA approval in 2017 or 2018. We believe EMA approval would follow a year later.

AT-004 and AT-005

Overview

Our proprietary monoclonal antibody platform allows us to engineer pet specific antibodies that are highly specific to pet targets and compatible with their immune system.

AT-004 is a caninized monoclonal antibody intended for the treatment of B-cell lymphoma in dogs. AT-004 was approved by the USDA Center for Veterinary Biologics (“CVB”), in January 2015 under a full license as an aid for the treatment of B-cell lymphoma in dogs.

AT-005 is a caninized monoclonal antibody intended for the treatment of T-cell lymphoma in dogs. We received conditional licensure for AT-005 in January 2014 and we anticipate full product license in 2015.

Based on industry data, CHOP-based chemotherapy alone has plateaued in veterinary medicine with median remission in lymphoma just under 9 months. In human medicine, Rituxan (rituximab) has become the standard of care in non-Hodgkin’s lymphoma since its introduction approximately two decades ago. According to research, overall survival in humans increased by 55% due to the addition of Rituxan to standard CHOP chemotherapy. We need additional data to understand the outcome of adding monoclonal antibodies to chemotherapy in canine lymphoma.

The clinical studies that were required by the USDA to support the licenses for AT-004 and AT-005 were conducted as single arm studies that were compared to historical controls for untreated dogs with lymphoma. Hence, notwithstanding the fact that we have received licenses for these products, we continue to conduct post-approval studies to evaluate the products in the context of market conditions, which include concomitant use of chemotherapy.

In May 2014, we commenced a study to evaluate AT-005 in combination with two different chemotherapy regimens used to treat dogs diagnosed with intermediate- to high-grade peripheral T-cell lymphoma. In addition, in the fourth quarter of 2014, we began to make the product commercially available to study sites as well as other selected sites. AT-005 was being used in approximately two dozen hospitals at the end 2014, and we anticipate that approximately 50 hospitals by the end of the second quarter of 2015 and approximately 75 hospitals by the end of the third quarter of 2015 will be using the product.

In February 2015, we and our partner Elanco terminated by mutual consent an exclusive commercial license agreement for AT-004 in the U.S and Canada reverting control of all commercial, development and manufacturing activities of AT-004 back to us. We are evaluating whether to conduct additional studies of AT-004 in combination with different chemotherapy regimens used to treat dogs diagnosed with intermediate- to high-grade peripheral B-cell lymphoma. In addition, over the course of 2015, we plan to begin to make the product commercially available to our current T-cell study sites as well as other selected sites.

Medical need and market opportunity

Cancer is a major cause of morbidity and mortality in dogs, with approximately 50% of dogs diagnosed with cancer at some point in their lives. According to the Morris Animal Foundation cancer is the number one cause of death in dogs over the age of two and one in four dogs will die from cancer. Lymphoma is one of the most common cancers in dogs and is the most common cancer treated with chemotherapy. Certain breeds have a higher lymphoma prevalence, including popular breeds such as golden retrievers, German shepherds, Poodles, Scottish terriers and Boxers. The incidence rate increases with age. According to The Veterinary Cancer Center and North Carolina State University data (“VCC”), in the United States there are approximately 300,000 dogs diagnosed annually with lymphoma, of which approximately 76%, or 228,000, is B-cell lymphoma, and 24%, or 72,000, is T-cell lymphoma. Other market research studies indicated incidence to be higher or lower than the VCC incidence number and consistent epidemiological data does not currently exist.

The current lymphoma market is difficult to estimate as the majority of the treatments consist of generic human-labeled chemotherapeutic agents. We believe based on our own market research study that chemotherapy costs to pet owners range from $2,500 to $10,000 per patient depending on the stage of cancer, response rates and geographic location. We estimate the average treatment costs to be approximately $5,000 per patient. Treatment costs include the expense of the veterinary oncology specialists and their highly skilled staff. A course of chemotherapy typically includes numerous examinations as well as the pharmaceutical and diagnostic costs associated with the treatment. Treatments can extend over a number of weeks during which careful monitoring of the patient is required. Weekly infusions are common and regularly require several hours in the hospital. There are over 300 board-certified veterinary oncologists practicing in 200 veterinary cancer centers and an estimated 800 additional hospitals specializing in cancer treatments. Typically this type of veterinary care is unavailable outside the large urban areas. In total in the United States there are an estimated 5,000 veterinary hospitals of the total 25,000 veterinary hospitals treating some cancer.

Currently available treatments and their limitations

Advances in therapy have extended not only length of life but also the quality of life for dogs with lymphoma. Chemotherapy is the most commonly recommended treatment, and combinations of drugs offer the greatest chance of remission. However, even when treated aggressively, cancer is likely to return. Other than our products, there are currently are no antibody-based therapeutics approved for pets for the treatment of cancer.

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

Some of the more aggressive lymphomas are unresponsive to any available treatment. Current options to treat B-cell and T-cell lymphoma in dogs are limited to mostly chemotherapy. The most common multi-agent chemotherapy commonly known as CHOP is the University of Wisconsin-Madison 19 week combination chemotherapy protocol.

Typically, improvement is only achieved with the chemotherapeutic treatments during the treatment period and, with every cycle, their effectiveness decreases over time, while their toxicity increases. Although many dogs achieve initial remission with standard chemotherapy, most will eventually relapse. Cancer cells become increasingly resistant to chemotherapeutic agents during the course of treatment. Therefore, an approach specifically dedicated to dogs, with minimal side effects, would address a significant unmet medical need.

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

AT-004 was approved by the CVB, in January 2015 under a full license as an aid for the treatment of B-cell lymphoma in dogs. The license was issued following acceptance of data supporting that AT-004 has demonstrated efficacy, is safe under normal conditions of use in the field and has acceptable potency and purity. We believe this full licensure represents the only full license for a species-specific monoclonal antibody within the animal health industry and the first species-specific biologic product approved for use as a therapeutic for canine B-cell lymphoma.

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

One study of 27 dogs (24 randomized), initiated by veterinarian oncologists demonstrated the effectiveness in client-owned patients of AT-004 when used after abbreviated CHOP (one 4 week cycle) chemotherapy protocols compared to control groups treated with CHOP (one 4 week cycle) chemotherapy alone. Effectiveness parameters included owner assessment of clinical response, overall survival, and quality of life. Treatment with AT-004 post-abbreviated chemotherapy increased the probability of achieving sustained improvement and increased overall survival when compared to control groups. The median progression free and overall survival times in the monoclonal antibody treated group were 167 and 325 days respectively, compared to 93.5 and 177 days for the placebo group.

CMC. We currently manufacture AT-004 for commercial availability at our USDA-licensed manufacturing facility in San Diego, California, which includes the steps of production, fill and finish, and testing for product release. In 2014, we  increased our capacity in the San Diego facility and continue to explore options to establish increased manufacturing capacity to satisfy long-term demands of AT-004, as well as AT-005.

In January 2015, we identified a quality issue in the manufacturing of one serial lot of AT-004 that had been manufactured in 2013. We completed an investigation into the serial lot and identified an environmental contaminant in certain of the vials in the lot, and in agreement with the USDA, that serial lot will be destroyed. In connection with the investigation, the other manufacturing lots of AT-004 were inspected and no other contaminated vials were found.

Commercial Development Post Approval Studies. We anticipate initiating studies under field conditions in the third quarter of 2015 to generate additional data that will help to position our B-cell lymphoma monoclonal antibody product in cancer treatment protocols. We expect to report on the results from these in the next 18 to 24 months.

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

We submitted AT-005 data to the CVB supporting that the product has demonstrated a reasonable expectation of efficacy, is safe under normal conditions of use in the field and has acceptable potency and purity. We received a conditional license from the USDA for AT-005 as an aid for the treatment of T-cell lymphoma in dogs in January 2014 and we commenced limited marketing of the product in late 2014 as we completed the additional clinical studies required to obtain a full license.

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

CMC. We currently manufacture AT-005 at our USDA-licensed manufacturing facility in San Diego, California which includes the steps of production, fill and finish, and testing for product release. We have increased our capacity in the San Diego facility and continue to explore options to establish increased manufacturing capacity to satisfy long-term demands of AT-005, as well as AT-004.

Development plan. We completed data collection that we believe further supports the safety and efficacy of the product and submitted to the USDA as we move toward obtaining full licensure of the product. We anticipate to receive full licensure in 2015. If approved, we expect AT-005 will be the first species-specific biologic product used as a therapeutic for canine T-cell lymphoma.

Commercial Development Post Approval Studies. We initiated studies under field conditions in the second quarter of 2014 to generate additional data that will help to position our lymphoma product in cancer treatment protocols. We anticipate to report on the results from these multicenter, blinded, placebo-controlled, randomized studies, namely T-CHOMP and T-LAB, in the next 12 to 18 months.

AT-014 in dogs

In March 2014, we licensed AT-014, a novel her2/neu-directed cancer immunotherapy for the treatment of canine osteosarcoma and other cancers, from Advaxis. In July 2014, we submitted for a product license with the USDA and we are in ongoing communication with the USDA to agree on the data requirements toward U.S. veterinary biologics licensure. We received data from a clinical study in 18 client-owned dogs with osteosarcoma treated with AT-014. The median survival time (“MST”) of a historic control group was 316 days. The MST of the treatment group had not been reached with 80% of dogs (15 dogs) surpassing the MST of the control group (p<0.001) and 60% still alive. We have started the process to transfer manufacturing from Advaxis to a USDA-licensed contract manufacturer of our choice. In March 2015, we received notice that the USDA accepted the data from a clinical study in client owned osteosarcoma patients to provide reasonable expectation of efficacy to support conditional licensure for AT-014. We anticipate receipt of a conditional USDA license in the second half of 2016.

We believe that approximately 10,000 dogs in the United States are affected by osteosarcoma annually. This incidence figure is dated some decades ago and we believe that the actual incidence may be higher as not all cases are confirmed or recorded. Osteosarcoma is seen more in large breed dogs such as: Saint Bernard, Great Dane, Irish setter, Doberman pinscher, Rottweiler, German shepherd and Golden retriever. The current standard of care is amputation and post-operative chemotherapy. We believe that the MST for dogs affected by osteosarcoma is approximately nine to twelve months, with only approximately 25% of dogs surviving two years.

Other Products in Development

We have several other products in our development pipeline at various stages of development. These include:

•

AT-006: We are developing AT-006 for treatment of ocular lesions caused by feline herpes virus under an exclusive license agreement with Elanco for the development and worldwide commercialization of the product. We closed a partially-enrolled field study for AT-006 in the third quarter of 2014. The results, which became available in the fourth quarter of 2014, demonstrated a statistically significant treatment effect (p<0.05) at three of four time points and positive results at the fourth time point (p<0.07). Based on the outcome of the pilot study we plan to refine the clinical program for both the U.S. and Europe and our plan is to work with Elanco to move AT-006 into a pivotal field study during 2016. We also plan to continue to develop and refine our safety and CMC data packages.

•

AT-007: We are developing AT-007 for the treatment of cats infected with feline immunodeficiency virus with a resulting improvement of the cat’s well-being and quality of life. Based on the analysis of our recently completed pilot trial in Europe, we believe that we must conduct additional pilot studies before we are able to develop the pivotal program. Concurrently, we continue to develop and refine our CMC data package.

•

AT-008: We are developing AT-008 as a small molecule for the treatment of canine lymphoma and have commercial rights for Europe and the rest of the world, excluding North America. VetDC, Inc. (“VetDC”) has the North American rights to this product. VetDC has applied for a conditional approval under the minor use, minor species approval (“MUMS”). The financial incentives provided for the MUMS status in the European Union expire in mid-2016.

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

•

AT-010: We are developing AT-010 as a caninized monoclonal antibody intended as an aid for the treatment of atopic dermatitis in dogs by targeting mast cells and lymphocytes. AT-010 was engineered using our monoclonal antibody platform and is in the research phase. Atopic dermatitis is one of the most common allergic skin diseases of dogs. We believe that an antibody could offer advantages over current therapies with weekly to monthly, rather than daily, doses. We plan to conduct proof of concept studies of AT-010 in dogs using the established anti-CD52 monoclonal antibody in the next 12 to 18 months.

•

AT-011: We are currently evaluating a group of compounds that are analogs of a potent human anti-viral to treat parvovirus in dogs. Canine parvovirus type 2 is a highly contagious virus that can cause severe disease, particularly in puppies. We have studied the group of compounds for their safety and pharmacokinetics in rodents. We intend to select the compound to develop as AT-011 based on initial pharmacokinetic, safety and efficacy studies in dogs.

•

AT-012: We are evaluating molecules from Katholieke University Leuven (“KU Leuven”) Research & Development and a third party for treatment of feline calicivirus (“FCV”). FCV is one of the two main viral causes of respiratory infection in cats, the other being FHV-1. We are evaluating lead compounds for initial safety and pharmacokinetics data and plan to select a development candidate.

•	AT-015: We are developing AT-015 as a felinized monoclonal antibody intended as an aid in the treatment of cat lymphoma.

•

AT-016: In June 2014, we entered into an exclusive license agreement with Vet-Stem for the rights to commercialize Vet-Stem’s novel, allogeneic stem cell therapy technology. AT-016 may provide long-term relief of pain and disability caused by osteoarthritis through regeneration of joint damage. AT-016 could provide immediately available point-of-care and does not require daily administration. If approved, we believe that AT-016 would be the first FDA-regulated “off the shelf” regenerative cell therapy for the treatment of osteoarthritis in dogs. Vet-Stem recently completed enrollment of a dose confirmation study for AT-016.

•	AT-017: We are developing AT-017 as a lymphoma immunotherapy for dog lymphoma. We anticipate beginning a proof-of-concept study in 2015.
•

AT-018: We are developing AT-018 as an oral CRTH2 antagonist for the treatment of atopic dermatitis, focusing initially on developing the product for dogs. This product was in-licensed from Atopix in 2014 following an option period. CRTH2 is a G protein-coupled receptor expressed selectively by key cells that mediate allergic responses, and it has been shown to play an important role in both allergic sensitization and effector responses to allergen. CRTH2 antagonists block mast cell-dependent activation of Th2 lymphocytes, basophils and eosinophils, interrupting an important immune pathway. We plan to initiate pilot study work in 2015 to prepare for a full development plan.

Product Selection and Development

We believe the pet therapeutics market is significantly underserved, and we have identified for further pursuit more than 20 therapeutic areas that overlap with areas of human biopharmaceutical development. We are actively engaged in the pursuit of compounds and molecules in various stages of human and animal development through a systematic and opportunistic approach. In selecting potential compounds for development, our in-house team of pet health experts and outside consultants relies on database searches, medical literature, patent review and their extensive knowledge of companies involved in human biopharmaceutical research. In some instances, we may enter into an agreement that gives us the exclusive opportunity to further investigate the compound prior to its in-licensing. We review all products with a goal of developing them for cats, dogs or both and achieving regulatory approval in the United States and Europe.

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

Option Program

As part of our product selection and development effort, we enter into option agreements with human biopharmaceutical companies to access certain product candidates. These agreements are for a predetermined period of time and enable us to perform additional due diligence and further evaluate the product candidate prior to entering into a license. We negotiate the terms of the license at the time of the option agreement and those terms become effective only if we exercise the option. Using this strategy, we have the ability to perform due diligence on multiple molecules in the same therapeutic class. We have entered three such option agreements for molecules in human pharmaceutical development; two of these molecules were in the same therapeutic class, and after performing an analysis of both compounds, we decided to allow the option on one molecule to expire unexercised (“AT-alpha”). After successfully finalizing our diligence work during the option period on the second molecule (“AT-gamma”), we entered into an exclusive license agreement with Atopix for the development and commercialization of a novel oral CRTH2 antagonist for animal health indications, including for the treatment of atopic dermatitis (“AT-018” which was formerly known as AT-gamma). We have one additional option with a third party for a molecule that we are considering licensing for further development in epilepsy in dogs (“AT-beta”).

De Novo Product Generation

We operate two development sites, one in San Diego, California and the other in Leuven, Belgium, where we are engaged in the identification of new product candidates. At our facility in San Diego, we are developing patent protected, species-specific, monoclonal antibodies against biological targets of known activity using our proprietary monoclonal antibody platform. At our Leuven facility, we are engaged in the development of antiviral and other small molecules for use as pet therapeutics. We have an agreement with KU Leuven Research & Development, pursuant to which it screens various human compound libraries. From there, we select a small number of promising lead candidates to optimize and test for safety and pharmacokinetics for application in pet therapeutics. We believe these development capabilities may provide a source for additional product candidates.

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

•

We are developing a lymphoma diagnostic, to complement our AT-004 and AT-005 monoclonal antibody therapeutic products. The purpose of the diagnostic is to be used to identify whether a lymphoma is B-cell type or T-cell type, and as a result determine the appropriate prognosis and treatment regime. We intend to continue discussions with potential collaborators for our lymphoma diagnostic initiative in 2015.

Production Animal Products

While production animals themselves are not a core part of our strategy, we have determined that certain of our technologies have applicability in food animals. We are currently in the pre-clinical stage with two products to treat two diseases occurring in livestock animals: classical swine fever virus (“CSFV”), and foot and mouth disease virus (“FMDV”). Historically, outbreaks of each of these diseases have resulted in significant negative economic consequences as both infected and healthy animals in an affected area must be destroyed. We are attempting to develop antiviral medications to treat these diseases. In addition, we may license or develop technologies and products that may have use in production animals, including opportunities in endemic diseases which are of commercial interest.

We intend to continue to seek non-dilutive sources of financing or third-party capital to develop these products to a point where we can divest them to a third party, joint venture with a production animal-focused company, or spinout the production animal assets while retaining rights to applications of the technologies or products in pets.

Research and Development

We have incurred and will continue to incur research and development expense as we develop our business. Our research and development expenses were $20.0 million, $10.9 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Sales and Marketing

We intend to commercialize our products globally through a direct sales organization or strategic partnerships in a manner designed to optimize our commercial efforts. Additionally, we intend to seek opportunities to collaborate with companies where we can provide commercialization for their approved, or close-to-approved, pet therapeutic products.

To prepare for the commercial introduction of our pipeline products, we have begun pre-launch marketing activities. Our marketing team is working closely with our development team on the key differentiating features and benefits of our compounds. We are focusing on labeling, pet-friendly formulations and user-friendly packaging to meet the needs of veterinarians and pet owners. We are establishing trademarks for the products and will conduct primary market research with key opinion leaders, veterinarians and pet owners to establish the optimal product positioning and pricing. As clinical data becomes available, we are preparing peer-reviewed journal articles and presentations that can be delivered at veterinary conferences and that can be used as key elements of our promotional materials at commercial introduction.

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

Our AT-004 monoclonal antibody product for B-cell lymphoma and AT-005 monoclonal antibody product for T-cell lymphoma in dogs have received a full license and conditional license, respectively, from the USDA. AT-004 and AT-005 are our first marketed products in the United States. We have built an approximately twelve person specialty commercial team consisting of a medical director, medical science liaisons and marketing, pharmacovigilance, and other operations personnel. We plan to work collaboratively with the veterinary oncologists to determine ideal diagnostic and treatment protocols for lymphoma. As noted previously, we are conducting two multicenter, blinded, placebo-controlled, randomized studies (T-CHOMP and T-LAB) to generate additional data that will help to position our lymphoma monoclonal antibody products in cancer treatment protocols.

The T-cell lymphoma monoclonal antibody limited commercial introduction has focused on the T-cell Experience Program (T-CEP) with several dozen oncology practices providing data in return for a price discount. As noted previously, we expect AT-005 to be used through this T-CEP program in approximately 50 hospitals by the end of the second quarter 2015 and approximately 75 hospitals by the end of the third quarter 2015. Through February 2015, 34 T-CEP practices have enrolled T-cell lymphoma patients and data has been recorded on 73 T-cell lymphoma dogs. The monoclonal antibody usage is currently tracking at approximately a 55%/45% split of first line therapy versus using the monoclonal antibody in cases of relapse from previous protocols. AT-004 is being used in a variety of protocols ranging from full CHOP chemotherapy to abbreviated chemotherapy to monotherapy. The majority of dogs (59%) are currently receiving the product in combination with full CHOP chemotherapy based on our data. We intend to initiate a similar B-cell Experience Program in 2015.

A specialty commercial team allows us to begin to build the necessary infrastructure and systems to support a larger specialty and primary care sales organization. Currently we are selling the monoclonal antibody lymphoma products directly to veterinary oncologists, but with additional product approvals, we will need to expand our reach and frequency to include primary care veterinarians. We expect to add additional sales, marketing and medical personnel in the course of 2015 and 2016 as we advance toward product approvals for specialists as well as primary care veterinarians.

In addition to a direct sales organization in the United States, we believe that we can use distributors to expand our commercial reach in an efficient manner. Animal health companies commonly use wholesale veterinary distributors to inventory, sell, invoice and ship products to independent veterinarians. We estimate that the top three national distributors are responsible for approximately 70% of U.S. pet sales from veterinarians. We intend to strategically balance our direct sales organization with national and regional distributors in a manner that optimizes our commercial efforts and allows us to provide coverage to a more expansive group of veterinary practices while incrementally growing our direct sales organization.

Manufacturing

We have no internal manufacturing capabilities for the pharmaceutical drug products regulated by the CVM. To ensure dependable and high quality supply of API for our clinical studies, we have chosen to rely on cGMP compliant contract manufacturers rather than devote capital and manpower toward developing or acquiring internal manufacturing facilities. We believe we have or will have sufficient supply of formulated drugs to conduct each of our currently contemplated studies. We will need to identify contract manufacturers to provide commercial supplies of the formulated drugs for any of our pharmaceutical product candidates, other than AT-003, that obtain marketing approval. We intend to secure contract manufacturers with established track records of quality product supply and significant experience with regulatory requirements of both CVM and EMA. For AT-001 and AT-002, we have identified commercial manufacturers and are in the process of negotiating agreements. For AT-003, we have entered into a commercial supply agreement with Pacira.

We manufacture our monoclonal antibody products at our USDA-licensed facility in San Diego, California. We perform all steps for production including cell line development, assay development, production in batch mode, fill and finish, release of products, and packaging. During 2015, we will manufacture AT-004 and AT-005. We have expanded our production capacity which we expect will provide modest but sufficient product quantities to meet initial commercial supply requirements of the products. We are exploring options to establish larger biological manufacturing capacities to satisfy long-term demands.

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

API Development Agreement with RaQualia

In July 2012, we entered into an API development agreement with RaQualia pursuant to which we agreed to develop a manufacturing process for AT-001 that is cGMP compliant. During 2014, we fulfilled this obligation through a contract manufacturer, Cambridge Major Laboratories, Inc. (“CML”), whom we engaged in August 2011 to develop the manufacturing process for AT-001. CML developed the API process according to ICH standards that can be used to supply both human and veterinary development and commercialization. We have supplied to RaQualia a defined amount of AT-001 and non-exclusively license to RaQualia certain technical information relating to the manufacture of AT-001 for research, development and regulatory purposes and for the manufacture and commercialization of pharmaceuticals incorporating AT-001 for human use only, subject to certain restrictions. We must also negotiate in good faith a supply agreement to govern any further supply of AT-001 to RaQualia. RaQualia paid us $0.8 million upon the execution of the agreement in 2012 and an additional $0.8 million upon the delivery of a specified amount of AT-001 in the fourth quarter of 2014. This agreement will remain in effect until we have received approval from the FDA of the CMC technical section of our NADA for AT-001. Either we or RaQualia can terminate the agreement if the other party breaches a material provision of the agreement or becomes insolvent, if our exclusive license agreement with RaQualia for AT-001 terminates or expires, or if any FDA action prevents us from developing and supplying AT-001 as specified under the agreement and we and RaQualia cannot agree on a response to such FDA action.

Competition

The development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and likely will continue to be, extensive research and substantial financial resources invested in the discovery and development of new animal health medicines. Our potential competitors include large animal health companies, such as Zoetis; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies, such as Kindred Bio, NexVet and VetDC that are developing products for use in the pet therapeutics market.

If approved, we expect AT-001 (grapiprant) will face competition from Rimadyl, marketed by Zoetis, and generic Carprofen, Deramaxx, marketed by Elanco, Previcox, marketed by Merial, and Metacam, marketed by Boehringer Ingelheim, and generic Meloxicam. NexVet is developing a monoclonal antibody for osteoarthritis pain. At the product level, we are currently not aware of any direct competitor for AT-002 (capromorelin). However, we are aware that some veterinarians utilize mirtazapine, a human generic antidepressant with known side effects and limited effectiveness, to treat inappetence. We expect AT-003 (bupivacaine liposome injectable suspension) will compete primarily with the Coxibs and injectable buprenorphine and anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. Recuvyra fentanyl transdermal solution received approval in the United States and Europe for control of postoperative pain from surgical procedures in dogs. We are also unaware of any approved products for the treatment of lymphoma in dogs. We expect that AT-004 and AT-005 will face competition from human generic chemotherapies, though we are unaware of any companies that are actively promoting this use. We are aware of a number of biotechnology companies including VetDC, Karyopharm and Nexvet that are developing drugs for the treatment of lymphoma in dogs, including some that have received MUMS designation. Among the larger animal health companies, Merial is developing a lymphoma vaccine based on technology similar to their melanoma vaccine. We know of no direct competitor for AT-014 in osteosarcoma. We know of no direct competitor for AT-006 or AT-007, but we may face competition from generic human antivirals with known side effects and limited effectiveness.

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

Exclusive License Agreements with RaQualia

In December 2010, we entered into two agreements with RaQualia pursuant to which we exclusively licensed intellectual property rights relating to AT-001 and AT-002 in the animal health field. Pursuant to these agreements we obtained the rights to certain patents in the United States and other jurisdictions. The patents relating to AT-001 include composition of matter claims as well as claims to methods of use of AT-001. The patent rights relating to the use of AT-001 further include methods of preparing the compounds of interest and salts, polymorphs and intermediates thereof, as well as certain combination therapies. Additionally, we licensed from RaQualia additional patent rights relating to AT-002 that include composition of matter claims as well as claims to methods of use of AT-002 Under these agreements, we were granted exclusive, worldwide licenses to develop, manufacture and commercialize AT-001 and AT-002 in the field of animal health, except that we cannot develop, manufacture or commercialize injectable AT-001 products in Japan, South Korea, China or Taiwan. We have the right to grant sublicenses to third parties under these agreements. Under our agreement with RaQualia, we are responsible for using commercially reasonable efforts to develop and commercialize AT-001 and AT-002. The key patent that we believe covers the crystalline form of the AT-001 compound expires on February 21, 2027, and the key patent that we believe covers certain methods of producing the AT-002 compound expires on February 1, 2020. Each of these patents may be eligible for an award of up to 5 years of patent term extension upon FDA approval of a commercial use of the corresponding product. The remainder of the patents licensed under these agreements are expected to terminate between 2016 and 2031.

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

Exclusive License Agreement with Pacira

In December 2012, we entered into an exclusive license agreement and related exclusive supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. Under the license agreement, we were granted an exclusive, worldwide license to develop and commercialize, but not to manufacture, AT-003 in the veterinary field. Pursuant to this agreement we obtained the rights to certain patent rights relating to AT-003 including composition of matter claims and methods of use thereof. The patents relating to AT-003 are expected to expire between 2015 and 2031.

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

Vet Therapeutics

As part of our Vet Therapeutics acquisition, we acquired a patent family related to the speciesization of antibodies that cover all Vet Therapeutics products with an issued patent expiring in 2029. We also acquired a patent family related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products and has an issued U.S. patent expiring in 2032. Finally, we acquired patent filings that cover specific canine monoclonal antibodies directed to various targets, including an issued U.S. patent directed to the canine CD 52 development antibody, which will expire in 2029.

Aratana NV

As part of our January 2014 acquisition of Okapi Sciences, we acquired certain patent rights that cover formulations of AT-006 and methods of making the active ingredient of AT-006. These applications, if granted into patents, would expire in 2032 and 2031, respectively. We also have a license to certain patent rights that covers the composition and methods of use of AT-007, AT-008 and AT-011. These patent rights, if the patent applications included therein issue, will expire in 2031.

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

Many country specific regulatory laws contain provisions that include requirements for labeling, safety, efficacy and manufacturers’ quality control procedures to assure the consistency of the products, as well as company records and reports. With the exception of the EU, the regulatory agencies of most other countries generally refer to the FDA, USDA, EMA, and other international animal health entities, including the World Organization for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

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

Regulatory Process at the FDA

To begin the development process for our products in the United States, we establish an Investigational New Animal Drug (“INAD”), file with the CVM. We then hold a pre-development meeting with the CVM to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an NADA. During development, we will submit pivotal protocols to the CVM for review and concurrence prior to conducting the required studies. We will gather and submit data on manufacturing, safety and effectiveness to the CVM for review, and this review will be conducted according to timelines specified in the Animal Drug User Fee Act. Once all data have been submitted and reviewed for each technical section – safety, effectiveness and CMC – the CVM will issue us a technical section complete letter as each section review is completed, and when the three letters have been issued, we will compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these as an administrative NADA for CVM review. Generally, if there are no deficiencies in the submission, the NADA will be issued within four to six months after submission of the administrative NADA. After approval, we will be required to collect reports of adverse events and submit them on a regular basis to the CVM.

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

Segment and Geographic Information

We operate in one business segment and have operations in the United States and Belgium. See Note 3 to our consolidated financial statements for further information regarding our segment, including revenues, loss from operations and total assets, and geographic information including revenues and long-lived assets.

Employees

As of December 31, 2014, we had a total of 57 employees, including 49 full-time employees.

As of March 9, 2015, we have a total of 60 employees, including 55  full-time employees. We have a total of 21 employees with D.V.M., V.M.D., M.D. or Ph.D. degrees. Within our workforce, 27 employees are engaged in research and development and 33 in business development, marketing, finance, legal, human resources, facilities, information technology and general management and administration.

Available Information

We maintain a website at www.aratana.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission.

Executive Officers of the Registrant

The executive officers of Aratana Therapeutics, Inc. as of March 9, 2015, are as follows:

Steven St. Peter, M.D., age 48, is one of our founders and has served as our President and Chief Executive Officer since September 2012. He has been a member of our Board of Directors since December 2010 and served as the Chairman of our Board of Directors from December 2010 to September 2012. Dr. St. Peter was a Managing Director of MPM Asset Management LLC from January 2004 to May 2012, where he focused his investments on both venture and buyout transactions across the pharmaceuticals and medical technology industries. He has previous investment experience from Apax Partners and The Carlyle Group, two private equity firms. Dr. St. Peter was previously an Assistant Clinical Professor of medicine at Columbia University. He received his M.D. from Washington University and completed his residency and fellowship at the Hospital of the University of Pennsylvania. Prior to his medical training, he was an investment banker at Merrill Lynch. Dr. St. Peter also holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. in Chemistry from the University of Kansas. Dr. St. Peter has served as a director of PharmAthene, Inc., a publicly-traded biodefense company, since August 2007 and is currently a member of its governance and nominating committee. Dr. St. Peter has also served as a member of the Board of Directors of the Kansas City Area Life Sciences Institute since March 2014. Dr. St. Peter’s previous board experience includes MPM Acquisition Corp., Proteon Therapeutics, Inc. and Rhythm Pharmaceuticals, Inc. As noted above, Dr. St. Peter is a member of our Board of Directors and as such, we believe Dr. St. Peter is qualified to serve on our Board because of his diverse background as a venture capital investor, investment banker, physician and director of several healthcare companies, which brings a unique perspective to our Board.

Ernst Heinen, D.V.M., Ph.D., age 52, has served as our Chief Development Officer since March 5, 2014. In addition, he served as our Head of Drug Evaluation and Development from June 2012 until March 5, 2014. From 1990 to 2012, Dr. Heinen held positions of increasing responsibility at Bayer Animal Health, the animal health division of Bayer AG, where he ultimately served as Vice President of Research &  Development and Veterinary Technical Services, Pets. Dr. Heinen currently serves on the Kansas State University Olathe Advisory Board and previously served on the boards of the Kansas City Area Development Council and the Center for Animal Health Innovation, and he is the author of dozens of scientific articles and presentations focused on the animal health industry. Dr. Heinen received a veterinary degree and a D.V.M. in veterinary microbiology from the Justus-Liebig-University of Giessen Veterinary School in Giessen, Germany, and is a certified specialist in veterinary microbiology.

Linda Rhodes, V.M.D., Ph.D., age 65, has served as our Chief Scientific Officer since September 2012. She served as a member of our Board of Directors from February 2011 to March 5, 2014. In addition, she served as our Chief Executive Officer from February 2011 to September 2012. In 2001, Dr. Rhodes was a founding partner of AlcheraBio LLC, an animal health consulting and contract research firm, which was acquired in October 2008 by Argenta, a New Zealand animal health formulations and contract manufacturing organization, and she served as its Vice President of Clinical Development from February 2008 to February 2011. She is an Adjunct Professor for the Graduate School of Animal Science at Rutgers University and is a member of the Board of Directors of the Alliance for Contraception in Cats and Dogs, a non-profit organization. She also serves as a member of the Scientific Advisory Board of the Found Animals Foundation. She has been a member of the Board of Directors of ImmuCell Corporation, a publicly-traded animal health company, since 2005, and is currently the chair of its compensation committee. From 1998 to 2001, she was a director of production animal development projects and new technology assessment at Merial Ltd., an animal health company. Prior to that role, she held various research positions at Merck Research Laboratories and Sterling Winthrop Drug Company. She has held several teaching positions and worked as a bovine veterinarian in private practice. She earned her Ph.D. in Physiology/Immunology from Cornell University and her V.M.D. from the University of Pennsylvania School of Veterinary Medicine, graduating summa cum laude. She also holds a Bachelor of Arts degree from Sarah Lawrence College.

Julia A. Stephanus, age 56, has served as our Chief Commercial Officer since January 2013. From September 2010 through December 2012, Ms. Stephanus was director of the global pet franchise for Ceva Animal Health, where she oversaw the commercial development of new products as well as global marketing for strategic pet products. In 2006, Ms. Stephanus founded Summit VetPharm, the developer of Vectra, a pet parasiticide product line, and served as its President and Chief Executive Officer until it was acquired by Ceva Animal Health in August 2010. Prior to founding Summit VetPharm, Ms. Stephanus worked in various sales and marketing positions for Pfizer Inc. and its legacy companies, where she had the commercial responsibility for, among other things, the development and global launch of two highly-profitable pet products: Rimadyl, the first NSAID approved for osteoarthritis in dogs, and Revolution, the first topical endectocide for heartworm and fleas in cats and dogs. Ms. Stephanus received a B.A. from Indiana University and has attended executive education programs at Harvard, Columbia and the Wharton School of Business at the University of Pennsylvania.

Craig A. Tooman, age 49, has served as our Chief Financial Officer since November 2013 and our Treasurer since January 2014. He was a member of our Board of Directors from April 2012 to November 2013. Mr. Tooman previously served as the Chief Executive Officer of Avanzar Medical, Inc., a privately-held company focused on commercial oncology opportunities, from February 2012 until November 2014. Mr. Tooman was also the founder and principal of Stockbourne LLC, a firm that provides strategic business and financial advisory services, a position he held from January 2011 to November 2013. From July 2010 to January 2011, Mr. Tooman was the Senior Vice President of Finance and Chief Financial Officer of Ikaria Inc., a biotherapeutics company. From January 2005 to July 2010, Mr. Tooman was the Executive Vice President of Finance and Chief Financial Officer at Enzon Pharmaceuticals, a biopharmaceutical company. Prior to that, Mr. Tooman was the Senior Vice President of Strategic Planning and Corporate Communications at ILEX Oncology, Inc. and the Vice President of Investor Relations at Pharmacia Corporation. Since 2011, Mr. Tooman has served on the Board of Directors of Insite Vision Incorporated and he is currently the Chairman of its audit committee and a member of its compensation committee. He has a B.A. in Economics from Kalamazoo College and M.B.A. in Finance from the University of Chicago.

Non-Employee Directors

The non-employee directors of Aratana Therapeutics, Inc. as of March 9, 2015 are as follows:

Jay Lichter, Ph.D., age 53, has been a member of our Board of Directors since December 2010 and currently serves as the Chairman of the Board. He is an experienced biotechnology and pharmaceutical business executive with over 25 years of experience in management, scientific research and business development. Since 2007, Dr. Lichter has been a Managing Director at Avalon Ventures, an early-stage venture capital fund focused on information technology and life sciences. In that role, he led Avalon’s investments in and served as a Director and Chief Executive Officer for Afraxis, Inc., Carolus Therapeutics, Inc., ReVision Therapeutics, Inc. and Zacharon Pharmaceuticals, Inc., all of which are privately-held biotechnology companies. He also led Avalon’s investments or serves on the board of Avalon’s investments in privately-held companies Sova Pharmaceuticals, Inc., Avelas Biosciences, Inc., COI Pharmaceuticals Inc. and Sitari Pharmaceuticals Corp. Dr. Lichter is a co-founder and former Chief Executive Officer (from 2008 until November 2010) of Otonomy, Inc., a publicly-traded biopharmaceutical company, and has served as a Director of Otonomy since May 2008 and is currently a member of its audit committee and chair of its compensation committee. Dr. Lichter holds a B.S. and a Ph.D. in biochemistry from the University of Illinois. He also completed post-doctoral fellowships at Yale University and Du Pont Merck Pharmaceutical Company. We believe Dr. Lichter is qualified to serve on our Board based on his experience as a venture capitalist investing in and serving on the boards of multiple life sciences companies, and his general leadership, financial and operational expertise.

Laura A. Brege, age 57, has been a member of our Board of Directors since February 2014. She has served as President and Chief Executive Officer of Nodality, Inc., a privately-held life sciences company, since September 2012. Prior to joining Nodality, from January 2011 to January 2012, Ms. Brege was the Executive Vice President, Corporate Affairs of Onyx Pharmaceuticals, Inc. From October 2007 to January 2011, she was the Chief Operating Officer, and from June 2006 to October 2007, she was the Executive Vice President and Chief Business Officer of Onyx Pharmaceuticals. From 1999 to 2006, Ms. Brege was a General Partner at Red Rock Capital Management, a venture capital firm. Previously, Ms. Brege served as Chief Financial Officer at companies such as COR Therapeutics, Inc., a biotechnology company, and Flextronics, Inc., a supply-chain solutions company. Ms. Brege currently also serves on the Board of Directors of publicly-traded Acadia Pharmaceuticals, Inc., Dynavax Technologies Corporation, Pacira Pharmaceuticals, Inc. and Portola Pharmaceuticals, Inc. Ms. Brege has served as a Director of Acadia since May 2008 and is currently a member of its audit committee and has served as a Director and chair of the audit committee of Dynavax since February 2015. Ms. Brege has served as a Director of Pacira since June 2011 and is currently the chair of its audit committee and a member of its nominating and governance committee and has served as a Director and member of the audit committee of Portola since January 2015. Ms. Brege previously served as a member of the Board of Directors of publicly-traded Angiotech Pharmaceuticals, Inc. from 2007 to 2011 and Delcath Systems, Inc. from 2012 to December 2014. Ms. Brege earned her undergraduate degrees from Ohio University and has an M.B.A. from the University of Chicago. We believe Ms. Brege is qualified to serve on our Board based on her strong background in finance and her extensive executive leadership experience in the life sciences and biotechnology industries, including her service as a public company director and in various executive officer roles.

David L. Brinkley, age 57, has been a member of our Board of Directors since March 2014. Mr. Brinkley worked for Theravance, Inc., a publicly-traded biopharmaceutical company, from 2000 to 2013, most recently as the Head of Business Development from November 2008 to July 2013. Mr. Brinkley had previously served as Senior Vice President, Commercial Development at Theravance from September 2000 through December 2007, when he left to start a consulting practice. From 1996 to 2000 he served as Worldwide Team Leader for Viagra at Pfizer Inc., leading the team that had full responsibility for the global launch and marketing of Viagra. Mr. Brinkley joined Pfizer in 1995 through its acquisition of SmithKline Beecham’s Animal Health operations and was Director of New Product Planning before leading the Viagra launch team. Mr. Brinkley held various management positions with SmithKline Animal Health from 1983 to 1995. Mr. Brinkley previously served on the Board of Directors of Ziarco Pharma Ltd., a privately-held pharmaceutical company. Mr. Brinkley holds an M.A. with honors in International Economics from the School of Advanced International Studies of the Johns Hopkins University and a B.A. in International Relations from Kent State University, where he graduated with University Honors. We believe Mr. Brinkley is qualified to serve on our Board due to his extensive leadership experience in the biopharmaceutical industry, including his roles at Theravance and Pfizer.

Robert “Rip” Gerber, age 52, has been a member of our Board of Directors since October 2012. Since July 2009, he has served as the President and Chief Executive Officer of Locaid Technologies, Inc., a telecommunications software company and a leading “Location-as-a-Service” (LaaS) platform in the wireless industry, and a member of its Board of Directors. From June 2006 to June 2009, Mr. Gerber served as the Chief Marketing Officer and a member of the advisory board of SignalDemand Inc., a private firm focused on producing margin optimization software. From May 2004 to May 2006, Mr. Gerber served as Chief Marketing Officer and Senior Vice President of Intellisync Corporation, a public company and provider of data synchronization software to consumer mobile devices. Prior to that role, he served as Senior Vice President at Carlson Companies, Inc., one of the largest family-held corporations in the United States. Mr. Gerber was also on the founding executive team of Commtouch Software, Inc., where, as Chief Marketing Officer, he was a lead executive in taking the Company public in 1999. Earlier in his career, Mr. Gerber was a consultant for Deloitte & Touche LLP, a public accounting firm. Mr. Gerber serves on the Board of Directors of CTIA—The Wireless Association, a wireless non-profit trade group, a position he has held since January 2014. He holds an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from the University of Virginia. We believe Mr. Gerber is qualified to serve on our Board because of his experience as an entrepreneur and his extensive background in operational, marketing and strategic planning.

Irvine “Irv” O. Hockaday, Esq., age 78, has been a member of our Board of Directors since August 2014. Mr. Hockaday is the retired President and Chief Executive Officer of Hallmark Cards, Inc. Prior to joining Hallmark in 1983, Mr. Hockaday served as President and Chief Executive Officer of Kansas City Southern Industries, Inc. He was a member of the Hallmark Board of Directors from 1978 through 2001. Mr. Hockaday has been on the Board of Directors of the Estee Lauder Companies, Inc. since 2001 and is currently lead Director and chair of its audit committee. Mr. Hockaday is a former Director or Lead Director of Crown Media Holdings, Inc., Dow Jones & Company, Inc., Ford Motor Company and Sprint Nextel Corporation. He currently holds various civic positions including trustee of the Hall Family Foundation and board member of Kansas City Area Life Sciences Institute and has previously served as chairman of the board of the Tenth District Federal Reserve Bank. He graduated with an A.B. in English from Princeton University in 1958 and from the University of Michigan Law School with a J.D. in 1961. We believe Mr. Hockaday is qualified to serve on our Board due to his extensive experience as a Chief Executive Officer and board member of public companies.

Merilee Raines, age 59, has been a member of our Board of Directors since February 2014. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc., a publicly-traded company providing diagnostic and IT products and services primarily to the companion animal health market, from October 2003 until her retirement in May 2013. Ms. Raines also served as Executive Vice President of IDEXX Laboratories from July 2012 to May 2013, and as Corporate Vice President, Finance of IDEXX Laboratories from May 1995 to July 2012. Ms. Raines has served as a Director of Watts Water Technologies, Inc., a publicly-traded manufacturer of products and systems focused on control, conservation and quality of water, since 2011, and is currently a member of its nominating and corporate governance committee and chair of its audit committee. Ms. Raines has also served as a Director of Affymetrix, Inc., a publicly-traded provider of life sciences products and molecular diagnostic products, since January 2015, and is currently a member of its audit committee. Ms. Raines earned a bachelor’s degree in mathematics from Bowdoin College and an M.B.A. from the University of Chicago. We believe Ms. Raines is qualified to serve on our Board based on her experience as an executive of a public company in the animal health industry and her extensive financial expertise, including her role as Chief Financial Officer of IDEXX Laboratories and her service on the audit committees of Watts Water Technologies and Affymetrix.

Robert P. Roche, age 59, has been a member of our Board of Directors since June 2014. Mr. Roche is the founding member of Robert Roche Associates, LLC, a consulting firm providing guidance to the pharmaceutical and healthcare industries. Mr. Roche created this firm upon his retirement from Cephalon, Inc., a biopharmaceutical company, in February 2010. Mr. Roche joined Cephalon in January 1995 as the Vice President of Sales and Marketing and was named Executive Vice President, Worldwide Pharmaceutical Operations of Cephalon in 2005. Before joining Cephalon, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham’s central nervous system and gastrointestinal products business. Mr. Roche also was Managing Director of SmithKline’s pharmaceutical operations in the Philippines. Prior to that, he held senior marketing positions in Canada and Spain and had product planning responsibilities for SmithKline in Latin America. Mr. Roche began his pharmaceutical career in 1982 with SmithKline as a U.S. pharmaceutical sales representative. Mr. Roche has served as a Director of Antares Pharma, Inc., a publicly-traded specialty pharmaceutical company, since July 2013 and is currently a member of its governance and nominating committee and audit committee. He formerly served as a Director of LifeCell Corp. until its acquisition in 2008, EKR Therapeutics until its acquisition in 2012, NuPathe Inc. until its acquisition in February 2014 and Civitas Therapeutics until its acquisition in November 2014. He also serves on the boards of Bryn Mawr Hospital and Westtown School. Mr. Roche earned his B.A. from Colgate University and his M.B.A. from The Wharton School at the University of Pennsylvania. We believe Mr. Roche is qualified to serve on our Board due to his executive and board leadership experience in the global pharmaceutical industry and his extensive commercial operations and product launch background.

John Vander Vort, Esq., age 50, has been a member of our Board of Directors since September 2012. Mr. Vander Vort is currently a Managing Director at Pilot House Associates, LLC, a family investment office based in Boston that he joined in September 2014. Prior to this role, Mr. Vander Vort was a Managing Director and the Chief Operating Officer of Charlesbank Capital Partners, a private equity firm. Mr. Vander Vort joined Charlesbank in September 2013 from MPM Asset Management LLC, a venture capital firm, where he served as a Managing Director, the Chief Operating Officer and the Chief Compliance Officer since May 2005, and he served on the Board of Directors of MPM Acquisition Corp., a public shell company, from February 2008 to November 2010. Prior to joining MPM Asset Management, from May 2003 until May 2005, he worked as Portfolio Manager for DuPont Capital Management. Prior to that, he was a General Partner and co-founder of BlueStream Ventures, a venture capital firm. Previously, he was a Managing Director at Dain Rauscher Wessels (now the Royal Bank of Canada), where he was the head of the West Coast networking and communications investment banking group and served as an advisor to leading venture-backed technology companies. Mr. Vander Vort began his career as a corporate transaction attorney in the San Francisco office of Cooley Godward, where he represented venture capital firms and venture-backed companies. Mr. Vander Vort earned his B.A. from Amherst College and his J.D. from The University of Chicago Law School. We believe Mr. Vander Vort is qualified to serve on our Board because of his background in venture capital, significant legal experience and business acumen.

Wendy L. Yarno, age 60, has been a member of our Board of Directors since October 2013. Ms. Yarno is currently an independent consultant in the life sciences industry. Ms. Yarno retired in September 2008 from Merck & Co., Inc. following a 26-year career there in commercial and human resource positions of increasing seniority, most recently Chief Marketing Officer before she retired. In that role, Ms. Yarno led a global organization charged with all aspects of supporting pre-and post-launch commercialization of pharmaceuticals in more than 20 therapeutic areas. Prior to this role, she served as General Manager, Cardiovascular/Metabolic U.S. Business Unit, where she had P&L responsibility for Merck’s largest therapeutic area, and as Senior Vice President, Human Resources. From September 2010 through September 2011, Ms. Yarno was the Chief Marketing Officer of HemoShear LLC, a biotechnology research company and leading developer of human cell-based surrogate systems for discovery and assessment of new drug compounds. Ms. Yarno has served as a Director and member of the governance and nominating committee and compensation committee of St. Jude Medical, Inc., a Fortune 500 medical device company, since 2002 and has served as a Director of Medivation, Inc., a publicly-traded biopharmaceutical company, since 2013 and is currently a member of its governance and nominating committee and audit committee and chair of its compensation committee. Ms. Yarno also served as a Director and member of the compensation committee of Durata Therapeutics, Inc., a publicly-traded pharmaceutical company, from August 2014 until November 2014 when Durata was acquired by Actavis plc. Ms. Yarno received a B.S. in Business Administration from Portland State University and an M.B.A from Temple University. We believe Ms. Yarno is qualified to serve on our Board based on her extensive experience in commercialization of pharmaceutical products and in human resource management in the pharmaceutical industry.

Item 1A  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the important risks described below, as well as the other information contained in or incorporated by reference into our public filings with the Securities and Exchange Commission, before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and have incurred significant losses since our inception and we anticipate that we will continue to incur losses for the foreseeable future, and our limited operating history makes it difficult to assess our future viability.

We are a development-stage biopharmaceutical company in the pet therapeutics industry with a limited operating history. Biopharmaceutical product development in the pet therapeutics industry is a highly speculative undertaking and involves a substantial degree of risk. We currently have a product pipeline with over 18 products under development including one biologic, AT-004, for which we received a full license from the U.S. Department of Agriculture in January 2015, and another biologic, AT-005, which is under a conditional license from the USDA and which we began limited marketing in the fourth quarter of 2014 to our clinical investigator sites and certain other sites as we complete the requirements to obtain a full license. We are not profitable and have incurred losses in each year since our inception in December 2010. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2014 was $38.8 million and for the year ended December 31, 2013 was $6.9 million. As of December 31, 2014, we had a deficit accumulated since inception of $68.0 million and we had $98.1 million in cash, cash equivalents and short-term investments. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize them if they are approved by the U.S. Food and Drug Administration’s Center for Veterinary Medicine (“CVM”), or for our biologic products, the USDA. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product portfolio expansion, product development, other operations or commercialization efforts.

Since our inception, a majority of our resources have been dedicated to the in-licensing, acquisition and research and development of our current product candidates. Completing the development and obtaining regulatory approval of our product candidates will require substantial funds. We also have an active in-licensing effort focused on identifying human therapeutics for development and commercialization as pet therapeutics. We believe that we will continue to expend substantial resources for the foreseeable future for the development and commercialization of our current product candidates and any future product candidates we may choose to pursue. These expenditures will include costs associated with identifying potential product candidates, licensing or acquisition payments, conducting target animal studies, completing other research and development, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any target animal study is uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our current or future product candidates. As of the date of the filing of this annual report, we believe that our existing cash, cash equivalents and short-term investments and existing Credit Facility will allow us to fund our operations and our debt obligations through December 31, 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Our future capital requirements depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

•	the amount and timing of any milestone payments or royalties we must pay pursuant to our current or future license agreements or collaboration agreements;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the upfront and other payments, and associated costs, related to identifying, acquiring and in-licensing new product candidates;

•	the number and characteristics of the product candidates we pursue;

•	whether we acquire any other companies, assets, intellectual property or technologies in the future;

•	our ability to partner with companies with an established commercial presence in Europe and/or other countries to provide our products in that market;

•	the cost of commercialization activities for any of our current or future product candidates, including marketing, sales and distribution costs;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•

our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements and the potential costs and financial terms to amend or terminate such relationships or other arrangements, including litigation costs and the outcome of such litigation;

•	whether we are required to repay grant amounts that we received from foreign, U.S. and/or state governments;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent rights, including litigation costs.

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

Although we have one fully approved product and one conditionally approved product, we are substantially dependent on the success of our current product candidates.

We currently have one product approved for commercial distribution, AT-004, which has received a full license from the USDA, and one product which has received a conditional license from the USDA, AT-005. To date, we have invested substantial efforts and financial resources in the in-licensing, research and development of AT-001, AT-002 and AT-003, which, prior to our acquisition of Vet Therapeutics and Okapi Sciences, were our only product candidates and are still in development.

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

•

our ability to demonstrate to the satisfaction of the CVM, the USDA and the European Medicines Agency, or EMA, or the applicable EU Member State national competent authorities, the safety and efficacy of our product candidates and for biologics, the potency and purity of our product candidates and to obtain regulatory approval in the United States and Europe;

•

our ability to establish and maintain strategic collaborations, licensing or other arrangements, the financial terms of such agreements and the potential costs and financial terms to amend or terminate such relationships or other arrangements, including litigation costs;

•	the prevalence and severity of adverse side effects, including a continued acceptable safety profile of the product following approval;

•	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•

the effectiveness of our commercialization efforts, including the effectiveness of marketing, sales and distribution strategy and operations, whether performed solely by us or in collaboration with others;

•

the ability of us or our third-party manufacturers to manufacture supplies of any of our current or future product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP;

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

The development of our biologic product candidates is dependent upon relatively novel technologies and compliance with complex regulatory requirements.

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

Our product candidates are in various stages of development, and our business currently depends entirely on their successful development, regulatory approval and commercialization. With the exception of AT-004, we currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our other current or future product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics products are subject to extensive regulation by the CVM, the USDA, the EMA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our products in the United States until we receive approval of a New Animal Drug Application, or NADA, from the CVM or a full product license from the USDA with respect to our biologic products, or in Europe until we receive approval from the European Commission or applicable EU State national competent authorities.

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

Even if we obtain CVM, USDA, EMA or other regulatory approvals, our current or future products may not achieve market acceptance among veterinarians and pet owners, and may not be commercially successful. Market acceptance of any of our current or future products will depend on a number of factors, including:

•	the safety of our products as demonstrated in our target animal studies;

•	the indications for which our products are approved;

•	the acceptance by veterinarians and pet owners of the products as safe and effective treatments;

•	the consistent and reliable supply and manufacture of the products;
•	the proper training and administration of our products by veterinarians;

•	the potential and perceived advantages of our products over alternative treatments, including generic medicines and products approved for use by humans that are used off label;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of veterinarians and pet owners;

•	the willingness of pet owners to pay for our treatments, relative to other discretionary items, especially during economically challenging times;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts and those of our collaborators.

Any failure by our current or future products to achieve market acceptance or commercial success would adversely affect our financial results.

We may not realize all of the anticipated benefits of our acquisitions of Vet Therapeutics or Okapi Sciences, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating three businesses.

Our ability to realize the anticipated benefits of our acquisitions of Vet Therapeutics and Okapi Sciences depend in part on our ability to integrate their businesses with ours. We are a party to an exclusive license agreement with Elanco for one of our therapeutic candidates, AT-006, through our acquisition of Okapi Sciences. The difficulties of combining the operations of the acquired companies include, among others, challenges in maintaining previously-established relationships with licensors and licensees. Many of these factors will be outside of our control, for instance, the acquisition of Novartis Animal Health, Inc. by Elanco. There is no assurance that this transaction will not cause delays or changes in the development and commercialization of AT-006.

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

Development of pet therapeutics is an expensive and lengthy process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Development of pet therapeutics is expensive and can take many years to complete, and its outcome is inherently uncertain. To gain approval to market a pet therapeutic for a particular species of pet, we must provide the CVM, the USDA or foreign regulatory authorities, as applicable, with data from animal safety and effectiveness studies that adequately demonstrate the safety and efficacy of that product in the target animal for the intended indication applied for in the NADA, product license or other regulatory filing. We rely on contract research organizations, or CROs, and other third parties to ensure the proper and timely conduct of most of our studies and development efforts and, while we have agreements governing their committed activities, we have limited influence over their actual performance. Failure can occur at any time during the development process. Success in prior target animal studies or in the treatment of human beings with a product candidate does not ensure that our target animal studies will be successful and the results of development efforts by other parties may not be indicative of the results of our target animal studies and other development efforts. Product candidates in our studies may fail to show the desired safety and efficacy despite showing such results in initial data or previous human or animal studies conducted by other parties. Even if our studies and other development efforts are completed, the results may not be sufficient to obtain regulatory approval for our product candidates.

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

The development and commercialization of pet therapeutics is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and will likely continue to be, extensive research and substantial financial resources invested in the discovery and development of new pet therapeutics. Our potential competitors include large animal health companies, such as Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies such as Kindred Bio, NexVet and VetDC that are developing products for use in the pet therapeutics market. If approved, we expect that AT-001 (grapiprant) will face competition from Rimadyl, marketed by Zoetis; generic Carprofen and Deramaxx, marketed by Elanco; Previcox, marketed by Merial; Metacam, marketed by Boehringer Ingelheim; and generic Meloxicam. NexVet is developing a monoclonal antibody for osteoarthritis pain. We are currently not aware of any direct competitor for AT-002 (capromorelin). However, we are aware that some veterinarians utilize mirtazapine, a human generic antidepressant to attempt to treat inappetence. We expect AT-003 (bupivacaine liposome injectable suspension) will compete primarily with the Coxibs and injectable buprenorphine and anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. Recuvyra fentanyl transdermal solution received approval in the United States and Europe for control of postoperative pain from surgical procedures in dogs. We are also unaware of any approved products for the treatment of lymphoma in dogs, although we are aware of a number of biotechnology companies such as NexVet, Karyopharm and VetDC that are developing products for the treatment of lymphoma in dogs, including some that have received MUMS designation. We expect that AT-004 and AT-005 will face competition from human generic chemotherapies, though we are unaware of any companies that are actively promoting this use. Among the larger animal health companies, Merial is developing a lymphoma vaccine based on technology similar to their melanoma vaccine. We know of no direct competitor for AT-014 in osteosarcoma.

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

•	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

•	a product candidate may not be accepted as safe and effective by veterinarians, pet owners and the pet therapeutics community.

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

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management team as well as our senior scientists. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates.

In addition, we could experience difficulties attracting and retaining qualified employees in the future. For example, competition for qualified personnel in the animal health fields is intense due to the limited number of individuals who possess the skills and experience required by our industry. We will need to hire additional personnel as we expand our development and commercial activities. We may not be able to attract and retain quality personnel on acceptable terms, or at all. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information, or that their former employers own their research output. Failure to attract and retain highly qualified personnel could have an adverse effect on our business and our ability to develop and commercialize our product candidates.

We rely completely on third-party manufacturers to manufacture the supplies for the development of our small molecule and antiviral product candidates and we intend to rely on third-party manufacturers to produce commercial quantities of any of these approved drug candidates.

With respect to our small molecules and antiviral programs, we do not currently have, nor do we currently plan to acquire, the internal infrastructure or capability to manufacture the formulated drug for use in the conduct of our target animal studies. We also lack the resources and the capability to manufacture any of our product candidates on a scale necessary for commercialization. We will need to identify contract manufacturers to provide commercial supplies of the formulated drugs for all small molecule and antiviral products except AT-003. For AT-003, we have entered into a commercial supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. If this supply agreement terminates for any reason, or Pacira does not produce the necessary quantities, we may be unable to arrange for alternative supply of AT-003 in a timely manner, on commercially reasonable terms, or at all. With respect to AT-003 and our other product candidates, any delay in our ability to identify and contract with a replacement or an initial third-party contract manufacturer, as applicable, on commercially reasonable terms, or at all, would have an adverse impact upon our business.

The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredients and formulated drugs may be subject to inspections by one or more regulatory bodies. We do not control the manufacturing processes used by, and we are completely dependent on, our contract manufacturers to comply with cGMP for the manufacture of both active pharmaceutical ingredients and finished drug products. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control and quality assurance practices and to engage qualified personnel. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and complies with regulatory requirements, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the CVM, the USDA or the EMA does not approve our contract manufacturers’ facilities used for the manufacture of our product candidates, or if any such agency withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop and obtain regulatory approval for or market our product candidates, if approved.

We and our third-party contractors are continuing to refine and improve the manufacturing process for our product candidates, certain aspects of which are complex and unique. We may encounter difficulties with new or existing manufacturing processes. In addition, to manufacture our product candidates in the quantities that we believe would be required to meet anticipated market demand, our third-party manufacturers may need to increase manufacturing capacity, which could involve significant challenges and may require additional regulatory approvals. Neither we nor our third-party manufacturers may successfully complete any manufacturing scale-up activities required to increase existing manufacturing capabilities in a timely manner, or at all.

Furthermore, we rely on our contract manufacturers to obtain any raw materials necessary to manufacture our products, and we do not have any control over the process or timing of the acquisition of these materials. If there is a disruption to our or our third-party manufacturers’ relevant operations, we will have no other means of producing our product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or raw materials. Additionally, any damage to or destruction of our third-party manufacturers’ facilities or equipment may significantly impair our ability to manufacture product candidates on a timely basis.

Biologics manufacturing is difficult and costly, and may not be commercially viable.

We acquired a USDA-licensed manufacturing facility for our biologic products as part of our acquisition of Vet Therapeutics. Manufacturing of our pet biologics is a relatively new field in which unanticipated difficulties or challenges could arise, for example we announced in February 2015 that there was a potential quality issue in the manufacturing of one serial lot of AT-004. We completed an investigation into the serial lot and identified an environmental contaminant in certain of the vials in the lot, and in agreement with the USDA, that serial lot will be destroyed. Manufacturing biologics, especially in large quantities, is complex and may require the use of technologies that we may need to develop. Such manufacturing requires facilities specifically designed and validated for this purpose as well as sophisticated quality assurance and quality control procedures. Biologics can also be costly to manufacture. Manufacturing biologics may be more technically challenging, time-consuming and expensive than we anticipate.

During 2015, we plan to manufacture AT-004 and AT-005 at our USDA-licensed facility in San Diego. We perform all steps for production including cell line development, assay development, production in batch mode, fill and finish, release of products and packaging. We continue to explore options to establish increased manufacturing capacity to satisfy long-term demands of AT-004 as well as AT-005. There is no assurance that we will be able to manufacture these or other biologics at full commercial scale and at an economical cost. We may experience supply constraints or other supply challenges as we attempt to increase manufacturing capacity. We may encounter difficulties with new or existing manufacturing processes and we may experience delays, may be required to seek additional regulatory approvals and/or may incur significant expense in scaling up the capacity and operations to meet anticipated demand in 2015 and future years. If there is a disruption to our relevant operations in San Diego, we will have no other means of producing our products until operations are restored or we procure alternative manufacturing facilities. Additionally, any damage to or destruction of our facilities or equipment may significantly impair our ability to manufacture products on a timely basis.

We currently rely on third parties to conduct our target animal studies and certain other development efforts. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current or future product candidates.

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

In addition, the execution of target animal studies and the subsequent compilation and analysis of the data produced requires coordination among various parties. If the third parties conducting our target animal studies do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult and costly, and our target animal studies may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, the regulatory approval for and commercialization of the product candidate being tested in any such study may be delayed or require us to utilize additional resources.

Our ability to market our product candidates, if approved, will be limited to use for the treatment of the indications for which they are approved, and if we want to expand the indications for which we may market our product candidates, we will need to obtain additional CVM, USDA or EMA approvals, which may not be granted.

We expect to seek CVM approval in the United States for AT-001 for the treatment of pain and inflammation associated with osteoarthritis in dogs and for the treatment of pain and inflammation associated with degenerative joint disease in cats, AT-002 for the stimulation of appetite for dogs and to maintain or gain body weight in chronically diseased dogs and cats, and AT-003 for the treatment of post-operative pain in cats and dogs. In addition, we have received a full license from the USDA for AT-004 as an aid for the treatment of B-cell lymphoma in dogs, and we have received a conditional license from the USDA for AT-005 as an aid for the treatment of T-cell lymphoma in dogs. If our product candidates are approved, we may market or advertise them only for the treatment of indications for which they are approved, which could limit their adoption by veterinarians and pet owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our product candidates in the future, but we cannot predict when or if we will receive the approvals required to do so. In addition, we would be required to conduct additional target animal studies to support our applications, which would utilize additional resources and may produce results that do not result in CVM, USDA or EMA approvals. If we do not obtain additional CVM, USDA or EMA approvals, our ability to expand our business will be limited.

We currently have a very small commercial organization. If we are unable to expand sales capabilities on our own or through third parties, we may not be able to market and sell significant amounts of our current or future product candidates, if approved, or generate product revenue.

We currently have a very small commercial organization. In order to commercialize any of our current or future product candidates in the United States and any jurisdictions outside the United States, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to expand our direct sales organization in the United States, complemented by distributors, to commercialize our product candidates, which will be expensive and time-consuming. Because we have limited prior experience in the marketing, sale and distribution of pet therapeutics, there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. Outside of the United States we intend to partner with companies with an established commercial presence to market our products in those locations. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our current product candidates or any future product candidates that receive regulatory approval. If we are not successful in commercializing any of our current or future product candidates, either on our own or through collaborations with one or more distributors, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

Since our initial public offering in June 2013, we have grown from approximately 15 full-time employees to approximately 60 full-time employees as of March 9, 2015. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and target animal studies, continue our development activities and commercialize any of our current or future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

•	manage our target animal studies and other development efforts effectively;

•	identify, recruit, maintain, motivate and integrate additional employees;

•	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

•	continue to improve our operational, financial and management controls, reporting systems and procedures.

Any failure to successfully manage our growth could have a material adverse effect on our ability to effectively carry out our target animal studies, continue our development activities and commercialize our product candidates.

We are incurring significant costs as a result of operating as a public company, and our management is expected to devote substantial time to new compliance initiatives.

As a privately-held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly-traded company. As a publicly-traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an

“emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have created uncertainty for public companies and increased our costs and time that our Board of Directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to continue to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue-generating activities.

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

The restatement of our consolidated financial statements for the year ended December 31, 2013 has subjected us to a number of additional risks and uncertainties, including increased possibility of legal proceedings.

As discussed elsewhere in this Annual Report, our management determined that our consolidated financial statements for the year ended December 31, 2013 should be restated due to errors relating to the valuation of the intangible asset AT-004 in connection with our October 2013 acquisition of Vet Therapeutics, Inc. As a result of the restatement, we have become subject to a number of risks and uncertainties, including possible shareholder or other litigation, in connection with the restatement.

Management recently identified a material weakness in our internal control over financial reporting, which could have a significant adverse effect on our business and the price of our common stock.

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

A material weakness in our internal controls was identified in connection with the preparation of our financial statements and the audit of our financial results for 2011, which we remediated as of December 31, 2012. In addition, we identified a material weakness in our internal controls relating to the valuation of the intangible asset AT-004 in connection with our October 2013 acquisition of Vet Therapeutics, Inc., and concluded that our internal control over financial reporting as of December 31, 2014 was ineffective. As described in Part II, Item 9A of this Annual Report, management is taking steps to remediate the material weakness in our internal controls. There can be no assurance that any measures we take will remediate the material weakness identified, nor can there be any assurance as to how quickly we will be able to remediate this material weakness.

In the future, we may identify additional material weaknesses or significant deficiencies, and we may not be able to remediate them in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation report from our independent registered public accounting firm, if such a report is required. We will be unable to issue securities in the public markets through the use of a shelf registration statement if we are not in compliance with Section 404. Furthermore, failure to achieve and maintain an effective internal control environment could materially adversely affect our business, reduce the market’s confidence in our common stock, adversely affect the price of our common stock and limit our ability to report our financial results accurately and timely.

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

As of December 31, 2014, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $15.2 million and $13.3 million, respectively, which may be available to offset our future taxable income, if any. Our federal NOLs begin to expire in 2031, and our state NOLs begin to expire in 2021. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in the future, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our consolidated balance sheet, even if we attain profitability. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to significant complexity and related costs associated with such a study.

Generic products may be viewed as more cost-effective than our products.

We may face competition from products produced by other companies, including generic (or non-patented) alternatives to any of our products. We will depend on patents to provide us with exclusive marketing rights for some of our products. As of December 31, 2014, we had licensed approximately 21 issued patents or pending patent applications relating to our AT-001, AT-002 and AT-003 products covering various composition of matter claims as well as methods of treatment and methods of manufacturing our products. In addition, as part of our Vet Therapeutics acquisition, we acquired a patent family related to the speciesization of antibodies that covers all Vet Therapeutics products. We also acquired a patent family related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products. We also acquired pending patent applications that cover specific canine monoclonal antibodies directed to various targets, including an allowed U.S. patent directed to the canine CD-52 development antibody. Further, as part of our acquisition of Okapi Sciences, we acquired two patent applications that cover formulations of AT-006 and commercially-viable methods of making the active ingredient of AT-006. We also have a license to an issued U.S. patent that covers the active ingredient of AT-007. We also have patent applications in the United States, Europe and other countries that cover therapeutic uses of AT-007. Finally, we have in-licensed a patent portfolio for AT-008 that covers the composition and use of AT-008 through 2024 and 2027, respectively.

The protection afforded to our patents, which varies from country to country, is limited by the scope and applicable terms of our patents and the availability of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If pet therapeutics customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected.

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

We currently own one issued patent related to the speciesization of antibodies that covers all Vet Therapeutics products, an issued patent related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products, a patent related to canine monoclonal antibodies directed to canine CD-52 and a filed patent application that specifically covers our canine monoclonal antibodies directed to canine CD-20, as well as pending related applications and foreign counterpart patents and applications.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the field of pet therapeutics, as well as patent challenge proceedings, including interference and administrative law proceedings before the U.S. Patent and Trademark Office (“PTO”) and oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform laws, new procedures including inter partes review and post grant review have been implemented. As stated below, the novel implementation of such reform laws presents uncertainty regarding the outcome of challenges to our patents in the future. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. Because we have not conducted a formal freedom to operate analysis for patents related to our products, we may not be aware of patents that have already been issued that a third party might assert are infringed by one of our current or future product candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there also may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our current or future product candidates.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. If a patent infringement suit were brought against us or our collaborators, we or they could be forced to stop or delay research, development, manufacturing or sales of the product candidate that is the subject of the suit. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees, milestone payments, royalties or other payments. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

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

The strength of patents in the field of pet therapeutics involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our products or our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we own, in-license or pursue with respect to any of our current or future product candidates is threatened, it could threaten our ability to commercialize any of our current or future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market any of our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the U.S. PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For patent applications containing a claim not entitled to a priority date before March 16, 2013, there is a greater level of uncertainty in the patent law due to the passage of the America Invents Act, which brings into effect significant changes to the U.S. patent laws that have yet to be well defined, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the United States, which requires us to minimize the time from invention to filing of a patent application.

We also rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product development processes that involve proprietary know-how, information or technology that is not covered by patents. We cannot be certain that we have executed such agreements with all parties, including our collaborators and contract manufacturers, who may have helped to develop our intellectual property or had access to our proprietary information, nor that our agreements will not be breached. We cannot guarantee that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent material disclosure of the intellectual property related to our technologies to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Competitors may infringe our patents, or patents that may be issued to us in the future, or the patents of our licensors that are licensed to us. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, if we or one of our future collaborators were to initiate legal proceedings against a third party to enforce a patent covering our current product candidates, or one of our future products, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the U.S. PTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar claims before the U.S. PTO, even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

We have filed trademark applications for our company name in the United States and certain other countries, and we have filed trademark applications for certain current product candidates in the United States; however, registration is not yet complete for certain of these filings, and failure to finally secure these registrations could adversely affect our business.

We have filed and obtained two trademark applications for our company name and design mark in the United States, and filed and obtained six foreign registrations for our company and design mark (in Australia, China, the European Community, and Japan) and filed eight foreign applications (in Brazil, Canada, China, and the European Community), although we cannot make assurances that the trademarks will become registered. We have obtained four U.S. registrations and have filed nine trademark applications for commercial trade names for our current product candidates in the United States as well as certain other foreign registrations and applications, although we cannot make assurances that the trademarks applications will be registered. During trademark registration proceedings, we have in the past and may in the future receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have in the past and may in the future be filed against our trademarks, and our trademarks may not survive such proceedings. Additionally, we may need to enforce our trademark rights against third parties and expend significant additional resources to enforce such rights against infringements. Moreover, any name we propose to use with our product candidates in the United States must be approved by the CVM, the USDA or the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the CVM, the USDA or the EMA object to any of our proposed proprietary product names (which they have in the past done and may in the future do), we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the CVM, the USDA or the EMA.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions, including in Europe where our Aratana NV facilities are located. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM, the USDA or the EMA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM or a product license from the USDA. Obtaining approval of an NADA from CVM or a product license from the USDA can be an uncertain process that requires us to utilize significant resources. The CVM, the USDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

•	we are unable to demonstrate to the satisfaction of the CVM, the USDA, the EMA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•	the CVM, the USDA or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

•	we may be unable to demonstrate that the product candidate’s benefits outweigh any safety or other actual or perceived risks;

•	the CVM, the USDA or the applicable foreign regulatory body may require additional studies;

•	the CVM, the USDA or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

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

There is no assurance that the USDA will issue a final product license for AT-005. We have received only a conditional license for AT-005 that expires in January 2016. If we are unable to obtain a full license prior to the expiration of the conditional license or to otherwise extend the conditional license, we may have to halt marketing of the products until such can be accomplished.

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

Any regulatory approvals that we or any of our collaborators receive for any of our current or future product candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the product may be marketed, or may contain requirements for potentially costly surveillance to monitor the safety and efficacy of the product candidate. In addition, if the CVM, the USDA or the EMA approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, GLP and GCP, for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In addition, the stock market in general, or the market for stocks in our industry or industries related to our industry, may experience extreme volatility unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action or other litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

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

As of March 9, 2015, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 44% of our voting stock. These stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may believe to be in their best interest.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Our corporate headquarters are located in Kansas City, Kansas, where we lease and occupy approximately 5,400 square feet of office space pursuant to a lease that expires on September 30, 2015 and occupy an additional approximately 800 square feet of office space pursuant to a services agreement with a term that expires on September 30, 2015, subject to the right of either party to terminate such services agreement for material breach of any provision of such services agreement upon 10 days’ prior written notice. We also maintain additional corporate office space in Kansas City of approximately 1,650 square feet pursuant to a sub-lease that expires on December 31, 2015 subject to a one-year option through 2016 at our discretion. We are in the process of evaluating our options for the location and size of our corporate headquarters in the area.

We also maintain additional corporate office space of approximately 2,300 square feet in Boston, Massachusetts pursuant to a lease that expires on August 31, 2016.

Additionally we lease approximately 3,300 square feet of office, laboratory and manufacturing space in San Diego, California that expires on May 31, 2016, and we lease approximately 8,000 square feet of office and research laboratory space in Leuven, Belgium that expires on October 30, 2018.

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

	High	Low
2014
Fourth quarter	$18.16	$9.20
Third quarter	$17.94	$9.60
Second quarter	$18.94	$11.12
First quarter	$25.50	$16.63

	High	Low
2013
Fourth quarter	$29.32	$15.55
Third quarter (from June 26, 2013)	$20.58	$6.56

As of March 9, 2015, there were approximately 62 holders of record and 34,910,462 shares of our common stock outstanding.

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

Unregistered Sales Of Equity Securities

There were no share repurchases during the fourth quarter of the fiscal year ended December 31, 2014.

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

The following graph shows a comparison from June 27, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2014 of the cumulative total return for our common stock, the Standard & Poor’s 500 Stock Index (the “S&P 500”), the NASDAQ Composite Index (the “NASDAQ Composite”) and the NASDAQ Biotechnology Index (the “NBI”). The graph assumes that $100 was invested at the market close on June 27, 2013 in the common stock of Aratana Therapeutics, Inc., the S&P 500, the NASDAQ Composite and the NBI and data for the S&P 500, the NASDAQ Composite and the NBI assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.  SELECTED FINANCIAL DATA

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2014 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

The information presented in the following tables has been adjusted to reflect the restatement of our Consolidated Financial Statements for the year ended December 31, 2013 resulting from our review of our allocation of the purchase price for the October 2013 acquisition of Vet Therapeutics, Inc. (“VTI”), and in particular, the allocation of the purchase price to identifiable and amortizable intangible assets, goodwill and net deferred tax liabilities, as is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements in Part II, Item 8. Historical results are not necessarily indicative of the results to be expected in future periods.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A “Risk Factors,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes of our consolidated financial statements included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010(3)
			( in thousands)
		(As Restated)(2)
Revenues:
Licensing revenue	$500	$15	$—	$—	$—
Product sales	267	108	—	—	—
Total revenues	767	123	—	—	—
Cost and expenses:
Cost of product sales	333	108	—	—	—
Royalty expense	72	1	—	—	—
Research and development	19,985	10,925	7,291	2,196	—
Selling, general and administrative	17,938	8,572	2,987	1,274	309
Amortization of acquired intangible assets	2,157	298	—	—	—
In-process research and development	1,891	—	1,500	—	6,525
Total costs and expenses	42,376	19,904	11,778	3,470	6,834
Loss from operations	(41,609)	(19,781)	(11,778)	(3,470)	(6,834)
Other income (expense)
Interest income	123	75	21	6	—
Interest expense	(1,060)	(432)	—	—	—
Other income	2,287	478	121	—	—
Total other income (expense)	1,350	121	142	6	—
Net Loss before taxes	(40,259)	(19,660)	(11,636)	(3,464)	(6,834)
Income tax benefit	1,443	12,722
Net loss	$(38,816)	$(6,938)	$(11,636)	$(3,464)	$(6,834)
Modification of Series A convertible preferred stock	—	—	—	(276)	—
Unaccreted dividends on convertible preferred stock	—	—	(2,035)	(902)	(9)
Net loss attributable to common stockholders(1)	$(38,816)	$(6,938)	$(13,671)	$(4,642)	$(6,843)
Net loss per share attributable to common stockholders, basic and diluted	$(1.30)	$(0.63)	$(34.53)	$(15.43)	$(22.75)
Weighted average shares outstanding, basic and diluted	29,767,429	11,059,382	395,918	300,841	300,841

__________________

(1)

Net loss available to common stockholders and basic and diluted net loss per common share are computed consistent with annual per share calculations described in Notes 3 and 18 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Restated to correct purchase price allocation error related to the acquisition of Vet Therapeutics and related impact on income tax benefit for the year ended December 31, 2013.

(3)	From inception (December 1, 2010) through December 31, 2010.

	AS OF DECEMBER 31,
	2014	2013	2012	2011	2010(1)
	(in thousands)
		(As Restated)(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$98,072	$45,754	$20,355	$12,384	$8,150
Working capital(2)	90,441	31,307	17,546	11,720	7,771
Total assets	207,903	112,343	21,222	12,573	8,150
Total long-term debt, net of discount	14,963	9,310	—	—	—
Total convertible preferred stock(3)	—	—	39,197	22,155	14,613
Total stockholders’ equity (deficit)	$181,832	$83,390	$(21,555)	$(10,271)	$(6,833)

__________________

(1)	Restated to correct purchase price accounting error related to the acquisition of Vet Therapeutics merger and related impact on income tax benefit for the year ended December 31, 2013.
(2)	We define working capital as current assets less current liabilities.
(3)	Consists of our Series A, A-1, B and C convertible preferred stock. See Note 15 to our annual consolidated financial statements included elsewhere in this annual report.

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

Restatement of Previously Reported Audited Annual Consolidated Financial Information

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to certain adjustments made to the previously reported audited Consolidated Financial Statement for the year ended December 31, 2013 in connection with the restatement of such financial statements in Part IV, Item 15 of this Annual Report. Refer to the Explanatory Note preceding Part 1, Item 1 of this Annual Report and Notes 2 and 20 in the Notes to the Consolidated Financial Statements included in this Annual Report for additional details regarding the restatement.

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment which sits at the intersection of the more than $50 billion annual U.S. pet market, and the more than $20 billion annual worldwide animal health market. Our current product portfolio includes over 18 therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets.

Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004, which treats B-cell lymphoma, received a full license from the U.S. Department of Agriculture (USDA) in January 2015. AT-004 was previously out-licensed through an exclusive commercial agreement between Aratana and Elanco Animal Health (“Elanco”). However, on February 24, 2015, the parties terminated that license by mutual consent and we intend to commence post-approval studies and commercialize the product ourselves beginning in 2015. In January 2015, we identified a quality issue in the manufacturing of one serial lot of AT-004 that had been manufactured in 2013. We completed an investigation into the serial lot and identified an environmental contaminant in certain of the vials in the lot, and in agreement with the USDA, that serial lot will be destroyed. In connection with the investigation, the other manufacturing lots of AT-004 were inspected and no other contaminated vials were found. AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014 and full license is anticipated in 2015. Our other lead products include small molecules directed at treating osteoarthritis pain and inflammation, stimulation of appetite, and post-operative pain in dogs and cats. Our product candidates are designed to enable veterinarians and pet owners to manage pets’ medical needs safely and effectively, potentially resulting in longer and improved quality of life for pets.

Since our initial public offering in June 2013, we have focused on executing our clinical development plan and continuing to expand our product pipeline and further augment our development capabilities. During 2014, we added over 10 new programs and advanced several of our leading programs within our portfolio. In January 2014, we acquired Okapi Sciences, which provided us with a pipeline of antiviral drugs, including product candidates focused on the treatment of herpes and immunodeficiency in cats. We also in-licensed a cancer immunotherapy targeting canine osteosarcoma, and an allogeneic stem cell treatment for osteoarthritis. After evaluating a compound under our Option Program targeting atopic dermatitis, in the fourth quarter of 2014, we executed a license agreement to move this compound into development.

In December 2014, we announced positive top-line results from the AT-001 pivotal field study in client-owned dogs with osteoarthritis. Clinical success rates based on the validated Canine Brief Pain Inventory (“CBPI”) at day 28 were 48.1% for the once-daily dose of AT-001 vs. 31.3% for the placebo group which represents a statistically significant difference (p<0.05), thereby achieving the study's primary endpoint as agreed under protocol concurrence with the FDA's Center for Veterinary Medicine (“CVM”). Furthermore, the clinical success rates on days 7, 14 and 21 vs. placebo group were all statistically significant (p<0.05). Adverse reactions in the pivotal field effectiveness study were limited to mild adverse events and AT-001 was not associated with abnormalities in liver and renal parameters that are associated with NSAIDs from the class of cyclooxygenase inhibitors, or Coxibs.

We anticipate submitting the pivotal study results to the CVM to satisfy the effectiveness technical section in 2015. In January 2015, we received the target animal safety technical section complete letter for AT-001 in dogs from the CVM. We anticipate the CMC technical section complete letter for AT-001 in 2016, after which we anticipate filing an Administrative New Animal Drug Application (“NADA”) in 2016. We continue to anticipate approval of AT-001 in dogs in 2016. During 2014, we initiated a proof of concept study of AT-001 in client-owned cats with degenerative joint disease (DJD).

AT-002, our ghrelin agonist for appetite stimulation, continues to enroll patients in its pivotal field effectiveness study in client-owned dogs. We anticipate completing full enrollment in the second quarter of 2015. In March 2015, we received a target animal safety technical section complete letter for AT-002 in dogs from the CVM.

We initiated a pivotal field effectiveness study in dogs for AT-003 in December 2014. The study will evaluate AT-003 for post-operative pain management in dogs undergoing knee surgery. In January 2015, we received the target animal safety technical section complete letter for AT-003 in dogs from the CVM.

We have successfully completed enrollment of our multicenter, blinded, placebo-controlled, randomized study (T-CHOMP) designed to assess the benefit of adding AT-005 to a multi-agent chemotherapy protocol for dogs with intermediate to high grade T-cell lymphoma. The study is expected to be completed in the next 12 to 18 months.

We continue to enroll patients in our multicenter, blinded, placebo-controlled, randomized study (T-LAB) designed to assess the benefit of adding AT-005 to an abbreviated chemotherapy protocol for dogs with intermediate to high grade T-cell lymphoma. The study is expected to fully-enroll in 2015 and results are expected in 2016.

We continue to expand AT-005 availability in our T-cell Clinical Experience Program or T-CEP. We are currently receiving product orders from approximately two dozen oncology practices.

In March 2015, we received notice that the USDA accepted the data from a clinical study in client owned osteosarcoma patients to provide reasonable expectation of efficacy to support conditional licensure for AT-014. We anticipate receipt of a conditional USDA license in the second half of 2016.

We have incurred significant net losses since our inception. We incurred net losses of $38.8 million, $6.9 million and $11.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of December 31, 2014, we had a deficit accumulated since inception of $68.0 million and cash, cash equivalents and short-term investments of $98.1 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we will seek to fund our operations through public or private equity offerings, debt financings, corporate collaborations and licensing arrangements. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of any of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations, and we may be unable to continue as a going concern. As of the date of the filing of this annual report, we believe that our existing cash and cash equivalents, short-term investments, which includes the net proceeds received by us in our public offerings of common stock, as discussed below, and existing Credit Facility with Square 1 Bank (the “Credit Facility”) will allow us to fund our operations through December 31, 2016.

Recent Developments

Public Offerings

On February 3, 2014, we completed a public offering of our common stock in which we issued and sold 5,150,000 shares of common stock at a public offering price of $19.00 per share. We received net proceeds of approximately $90.5 million after deducting underwriting discounts and commissions of approximately $5.9 million and other offering expenses of approximately $1.5 million.

On September 22, 2014, we completed a public offering of our common stock in which we issued and sold 5,175,000 shares of common stock at a public offering price of $9.25 per share. We received net proceeds of approximately $44.8 million after deducting underwriting discounts and commissions of approximately $2.9 million and other offering expenses of approximately $0.4 million.

Sale of Advaxis Inc. (“Advaxis”) Shares

During January 2015, we sold shares of Advaxis common stock for net proceeds of $1.5 million. The shares were acquired as part of the license agreement executed in 2014.

Acquisition of Okapi Sciences NV (“Okapi Sciences”)

On January 6, 2014, we acquired Okapi Sciences, a Belgium-based company with a proprietary pet therapeutics antiviral platform and product candidates designed to treat important viral diseases. This acquisition provided us with a pipeline of antiviral drugs, including product candidates focused on the treatment of herpesvirus and immunodeficiency virus infections in cats.

To acquire Okapi Sciences, we paid its equity holders approximately €10.3 million (equivalent to $14.1 million) in cash and issued a promissory note for €11 million (approximately $15.1 million). The promissory note bore interest at 7% per annum payable quarterly in arrears and was scheduled to mature on December 31, 2014, subject to mandatory prepayment in the event of an equity financing. Such an equity offering closed on February 3, 2014, as indicated above, and, in connection with that financing, the holders of the note payable related to the Okapi Sciences acquisition were repaid. We also agreed to pay up to an additional $16.3 million in cash or shares of common stock calculated in the manner specified in the purchase agreement within 90 days of the closing, subject to mandatory prepayment in cash in the event of an equity financing, which also included the equity offering that closed on February 3, 2014. Subsequent to the equity offering this obligation was settled through the payment in cash of $15.2 million. We believe the strategic acquisition of Okapi Sciences further enhances our leadership position in pet therapeutics by bringing with it a combination of individuals, strong relationships with academic institutions, novel technologies and products, and favorable geographic location.
License Agreements

Elanco, formerly Novartis Animal Health

On February 24, 2015, we and our partner Elanco terminated by mutual consent an exclusive commercial license agreement for AT-004 in the U.S and Canada reverting control of all commercial, development and manufacturing activities of AT-004 back to us. As part of the termination agreement, Elanco agreed to pay the full approval milestone and all amounts due with respect to product manufactured for Elanco in 2014 totaling $3.2 million. We agreed to pay Elanco $2.5 million to reacquire all rights to AT-004, plus a milestone of $0.5 million due after we complete our first commercial sale of the product, expected in the second half of 2015.

RaQualia Pharma Inc. (“RaQualia”)

In October 2014, we received notice that the AT-001 API we delivered to RaQualia was accepted. Per the terms of the AT-001 RaQualia API Development Agreement, we received $0.8 million for the successful development and delivery of the API to RaQualia. During the fourth quarter of 2014, we recognized the $0.8 million deferred income related to the payment received at execution and another $0.8 million of income from the successful delivery.

Atopix Therapeutics Ltd (“Atopix”)

On October 10, 2014, we entered into an exclusive license agreement (“Atopix Agreement”) with Atopix. The Atopix Agreement granted us an exclusive global license to develop and commercialize products specifically developed for animal use that contain an oral CRTH2 antagonist developed by Atopix. We are developing this product for the treatment of atopic dermatitis for dogs (AT-018).

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

We made a one-time payment to Atopix of $1 million and have agreed to pay additional milestones potentially totaling $4.5 million and mid-single digit royalties on our product sales, if any, under the terms of this agreement. Atopix is currently evaluating its lead once-daily oral candidate having the same active ingredient as the AT-018 (known as OC459) in a human Phase 2 study in moderate to severe atopic dermatitis, and is supporting a registration study of OC459 in patients with eosinophilic asthma in Russia.

We do not expect to achieve milestones related to the Atopix Agreement within the next twelve months.

Vet-Stem, Inc. (“Vet-Stem”)

On June 12, 2014, we entered into an Exclusive License Agreement with Vet-Stem (the “Vet-Stem Agreement”) that granted us the exclusive United States rights for commercialization and development of Vet-Stem’s allogeneic stem cells being developed for the treatment of pain and inflammation of canine osteoarthritis (“AT-016”). Vet-Stem is responsible for the development and obtaining regulatory approval of AT-016 and we are responsible for the commercialization of licensed products. Under the terms of the Vet-Stem Agreement, we paid an initial license fee of $0.5 million.

Advaxis

On March 19, 2014, we entered into an Exclusive License Agreement with Advaxis (the “Advaxis Agreement”) that granted us exclusive global rights for development and commercialization of certain animal health products for Advaxis’ containing the active pharmaceutical ingredient included in ADXS-cHER2 product in animal health applications. We are developing this product for the treatment of osteosarcoma in dogs (“AT-014”) as well as three additional cancer immunotherapy products for the treatment of three other types of cancer. Under the terms of the Advaxis Agreement, we paid $2.5 million in exchange for the license, 306,122 shares of common stock, and a warrant to purchase 153,061 shares of common stock. We will be required to pay Advaxis milestone payments of up to an additional $6.0 million in clinical and regulatory milestones for each of the four products, assuming approvals in both cats and dogs, in both the United States and the European Union. In addition, we agreed to pay up to $28.5 million in commercial milestones, as well as tiered royalties ranging from mid-single digit to 10% on the our product sales, if any.

Under the terms of the subscription agreement, we acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1.8 million. The warrant is exercisable through March 19, 2024, at an exercise price of $4.90 per share of common stock and is to be settled through physical share issuance or net share settlement where the total number of issued shares is based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise.

We do not expect to achieve milestones related to the Advaxis Agreement within the next twelve months.

Other

On June 13, 2014, we amended our Credit Facility with Square 1 Bank to, among other things, convert $15.0 million in outstanding term loans under the Credit Facility into non-revolving loans (the “Converted Loans”) and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. We are obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date all amounts owed with respect to such non-revolving term loans will be due. If we remain in compliance with the terms of the Credit Facility through June 13, 2016 and we and Square 1 Bank, mutually agree to the structure of the financial covenants going forward, we shall have the option (subject to Square 1 Bank’s agreement to such financial covenant structure) to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If we elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1 Bank’s agreement to the financial covenant structure going forward), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016.

Financial Overview

Revenue

During 2014, our AT-004 product for the treatment of B-cell lymphoma in dogs, was licensed in the United States and Canada to Elanco. Under the terms of the agreement, we received a royalty for commercial product sales and were responsible for the manufacturing of AT-004. In February 2015, we entered into a termination agreement with Elanco pursuant to which we reacquired the commercial and manufacturing rights to the AT-004 product, which received full approval in January 2015. We plan to commercialize the product ourselves. AT-005, our product for the treatment of T-cell lymphoma in dogs, was granted conditional approval in early 2014. During the three months ended December 31, 2014, we commenced limited commercial introduction of AT-005 to veterinary oncology practices and recorded revenue of $40,000. As we continue to generate data and awareness of the benefits of monoclonal antibody treatment, we anticipate that we will generate modest revenue for AT-004 and AT-005 in 2015. We anticipate full USDA licensure for AT-005 in 2015.

AT-006 is licensed worldwide to Elanco. As part of the agreement, we receive collaboration revenue as a result of research and development services completed.

Cost of Product Sales

The cost of the product sold includes direct material, direct labor, and overhead cost associated with manufacturing the product and third party royalties we owe for licensed technology associated with those products that are sold commercially. During 2014, we manufactured and provided product to Novartis Animal Health (now Elanco) on a cost plus margin basis per the license agreement. During the fourth quarter of 2014, we began reporting the cost of the AT-005 product for the commercial sales we generated during the quarter.

Royalty Expense

Royalty expense includes third party royalties for licensed technologies pertaining to our AT-004 and AT-005 products. Royalties are either a minimum amount per year or a percentage of net product sales.

Operating Expenses

The majority of our operating expenses to date have been for the licensing of and the research and development activities related to our lead development programs.

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

We have been developing our lead programs in parallel and typically use our employee and infrastructure resources across multiple development programs. We track contracted development costs by development compound but do not allocate personnel or other internal costs related to development to specific programs or development compounds. These expenses are included in personnel costs and other internal costs, respectively.

Selling, General and Administrative Expense

Selling, general and administrative expense consists primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees in commercial, administration, finance, information technology, human resources, legal, and business development. Selling, general and administrative expenses also includes allocated rent and other facilities costs; conference and sponsorship activities, information technology services, professional and consulting fees for general and commercial business purposes, for accounting and tax services, business development activities, general legal services; and travel and other costs.

In-Process Research and Development Expense

In-process research and development (“IPR&D”) expense consists of costs associated with acquired in-licensed technology, including upfront payments. If a technology has not reached technological feasibility in animal health indications and has no alternative future use in the field of animal health, it is expensed upon acquisition.

Amortization of Acquired Intangible Assets

Amortization expense is from the amortization of our AT-004 and AT-005 products. During 2014, amortization expense was incurred for both AT-004 and AT-005.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.

Interest Expense

As of December 31, 2014, we have borrowed $15.0 million under our Credit Facility, and we incur interest expense associated with those borrowings. A more detailed description of our Credit Facility is available under the caption “Liquidity and Capital Resources.”

Other Income

We recognized other income for the successful development and delivery of AT-001 API to RaQualia. During the fourth quarter of 2014, we recognized $0.8 million of deferred income related to the payment received from RaQualia at execution and received another $0.8 million of income from the successful delivery.

Other income also consists of amounts received under a research and development voucher program grant agreement with the Kansas Bioscience Authority (“KBA”), which was executed in March 2012. We were eligible to receive up to $1.3 million over an estimated two year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. From inception through December 31, 2014, we received $0.6 million under this agreement. We do not expect to receive other monies under the voucher program.

Income Taxes

As of December 31, 2014, we had federal and state net operating loss carryforwards of $15.2 million and $13.3 million, respectively, and federal and state research and development tax credit carryforwards of $0.7 million and $0.5 million, respectively.

On October 15, 2013, we acquired Vet Therapeutics Inc. (“Vet Therapeutics”). As a result of the acquisition, we recognized approximately $12.7 million of net deferred tax liability primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered a source of future taxable income in determining the realizability of our deferred tax assets. As such, the Vet Therapeutics acquisition impacted our assessment of the valuation allowance recorded against our deferred tax assets. As a result of this assessment, during the three months ended December 31, 2013, we released our valuation allowance recorded against federal deferred tax assets and recorded an income tax benefit of approximately $12.7 million in our consolidated statement of operations.

On January 6, 2014, we acquired Okapi Sciences (which was renamed Aratana Therapeutics (“Aratana NV”) in April 2014). As a result of the acquisition, we recorded approximately $3.7 million of net deferred tax liability primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered a source of future taxable income in determining the realizability of our deferred tax assets. During 2014, we recognized approximately $1.4 million of income tax benefit for losses incurred in Aratana NV.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, costs and expenses and related disclosures during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements appearing elsewhere in this filing, we believe that the estimates and assumptions involved in the following accounting policies may have the greatest potential impact on our consolidated financial statements.

Business Combination

On January 6, 2014, we acquired Okapi Sciences, a Leuven, Belgium based company with a proprietary antiviral platform and three clinical/development stage product candidates.

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

On October 15, 2013, we acquired Vet Therapeutics, Inc., a San Diego-based company with a proprietary antibody-based biologics platform. We plan to continue to advance this pipeline of monoclonal antibody biologic drugs, including the lymphoma franchise, which currently comprises our AT-004, AT-005, AT-009, AT-010 and AT-015 products and product candidates.

We agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for AT-004. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. This resulted in aggregate contingent purchase consideration of $3.8 million. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. At each reporting date, we revalue the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in the consolidated statements of operations until actual settlement occurs.

Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Impairment of Intangible Assets and Goodwill

Indefinite-lived IPR&D intangible assets are assessed for impairment at least annually. In addition, all intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows for definite-lived intangible assets and discounted cash flows for indefinite-lived IPR&D intangible assets expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted (definite-lived) or discounted (indefinite-lived) future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, we have not recorded any impairment losses on intangible assets.

We completed our annual indefinite-lived IPR&D intangible assets impairment testing during the fourth quarter of 2014. For purposes of impairment testing, the fair value of the indefinite-lived IPR&D intangible assets were determined by using the framework of ASC 820, Fair Value Measurement. When determining the fair value of the indefinite-lived IPR&D intangible assets, we revisited all assumptions used in measuring the indefinite-lived IPR&D intangible assets at the time of acquisition, and evaluated and considered new and updated data and information available. We noted the fair values for all indefinite-lived IPR&D intangible assets were greater than the carrying value. As such, no impairment was recognized as of the testing date.

We completed our annual goodwill impairment testing during the third quarter of 2014. We elected to bypass the qualitative assessment. We determined as of the testing date that we still consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, we determined that our fair value, determined to be our market capitalization, was greater than our carrying value, determined to be stockholder’s equity. Based on this result, step two of the assessment was not required to be performed, and we determined there was no impairment of goodwill as of the testing date.

Revenue Recognition

Our principal revenue streams were licensing and collaboration and product sales. Beginning in 2014, as a result of the Okapi Sciences NV acquisition (Note 20), we generate revenue from research and development services. Revenues from the performance of research and development services are recorded as licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

We recognize revenue when all of the following conditions are met:

•	there is persuasive evidence of an agreement or arrangement;
•	delivery of products has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectibility is reasonably assured.

Our principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales - Revenue for the sale of products is recognized when delivery has occurred and substantially all the risks and rewards of ownership have been transferred to the customer. Revenue for the sale of products are recorded net of sales returns, allowances and discounts.

(ii) Royalty revenue - Royalty revenue relating to our out-licensed technology is recognized when reasonably estimable. The revenues are recorded based on estimates of the licensee’s sales that occurred during the relevant period. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically in the following quarter. If we are unable to reasonably estimate royalty revenue or do not have access to the information, then we record royalty revenue on a cash basis.

(iii) Licensing and collaboration revenues - Revenues derived from product out-licensing arrangements typically consist of an initial up-front payment on inception of the license and subsequent milestone payments contingent on the achievement of certain clinical and sales milestones. Product out licensing arrangements may require us to provide multiple deliverables to the licensee which would require the total selling price to be allocated between each of the separable elements in the arrangement using the relative selling price method. An element is considered separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

Milestone payments which are non-refundable, non-creditable and contingent on achieving certain development, regulatory, or commercial milestones are recognized as revenues either on achievement of such milestones or over the period we have continuing substantive performance obligations.

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

We base our accrued expenses related to target animal studies on our estimates of the services received and efforts expended pursuant to contracts with CROs that conduct and manage target animal studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of animals and the completion of development milestones. We estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related expense accrual accordingly on a prospective basis. If we do not identify costs that have been incurred or if we underestimate or overestimate the level of services performed or the costs of these services, our actual expenses could differ from our estimates. To date, we have not made any material adjustments to our estimates of accrued research and development expenses or the level of services performed in any reporting period presented in this document.

Stock-Based Compensation

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

The fair value of each stock-based award is estimated using the Black-Scholes option-pricing model. Prior to 2014, due to the lack of company-specific historical and implied volatility information, we estimated our expected volatility based on the historical volatility of our publicly-traded peer companies.  Beginning in the first quarter of 2014 we began to base expected volatility on the historical volatility of our common stock as adequate historical data regarding the volatility of our common stock price had become available. The expected term of our awards has been determined utilizing the “simplified” method as we do not have sufficient historical experience for option grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. The assumptions we used to determine the fair value of stock-based compensation granted in each period were as follows, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Risk-free interest rate	1.88%	1.59%	0.90%
Expected term (in years)	6.1	6.1	6.0
Expected volatility	84%	66%	67%
Expected dividend yield	—%	—%	—%

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be different from what we have recorded in the current period. We had an aggregate of $13.3 million and $4.3 million of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of December 31, 2014, which is expected to be recognized over a weighted-average of 2.94 years for stock options and 1.97 years for restricted stock.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
		(As Restated)
Revenues:
Licensing and collaboration revenue	$500	$15	3233%
Product sales	267	108	147%
Total	767	123	524%
Costs and expenses:
Cost of product sales	333	108	208%
Royalty expense	72	1	7100%
Research and development	19,985	10,925	83%
Selling, general and administrative	17,938	8,572	109%
In-process research and development	2,157	—	NM
Amortization of acquired intangible assets	1,891	298	535%
Other income
Interest income	123	75	64%
Interest expense	(1,060)	(432)	145%
Other income	2,287	478	378%
Income tax benefit	1,443	12,722	-89%

Revenues

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$500	$15	3233%
Product sales	267	108	147%
Total	$767	$123	524%

Total revenue for the year ended December 31, 2014 was $0.8 million compared to total revenue of $0.1 million in 2013. This increase was primarily due to an increase of $0.5 million in collaboration revenue related to AT-006 as a result of research and development completed under our license agreement with Elanco and an increase of $0.1 million for AT-004 product sold at a cost plus margin basis to our former partner Elanco. In 2014, we also recorded $40,000 in product sales of AT-005, which was granted conditional approval in early 2014. In 2013, we reported $0.1 million in revenue as a result of AT-004 product sold to Elanco.

During 2014, AT-004 for the treatment of B-cell lymphoma in dogs, was licensed in the United States and Canada to Elanco. Under the terms of the agreement, we received a royalty for commercial product sales and were responsible for the manufacturing of AT-004. During 2014, we recorded $0.2 million in product sales for AT-004. On February 24, 2015, we and our partner Elanco terminated by mutual consent an exclusive commercial license agreement for AT-004 in the U.S and Canada, reverting control of all commercial, development and manufacturing activities of AT-004 back to us. AT-005, our product for the treatment of T-cell lymphoma in dogs, was granted conditional approval in early 2014 and we commenced sales during the fourth quarter of 2014 recording product sales of $40,000. As we continue to generate data and awareness of the benefits of monoclonal antibody treatment, we anticipate that we will generate modest revenue for AT-004 and AT-005 in 2015. We anticipate full USDA licensure for AT-005 in 2015.

Cost of Product Sales

YEAR ENDED
DECEMBER 31,	% CHANGE

	2014	2013
	(Dollars in thousands)
Cost of product sales	$333	$108	208%
Total cost of product sales	$333	$108	208%

The cost of product sales includes direct material, direct labor, stock-based compensation and overhead costs associated with manufacturing products. During 2014, we manufactured and provided product to Elanco on a cost plus margin basis per the license agreement. During the fourth quarter of 2014, we began reporting the cost of the AT-005 product for the commercial sales we generated during the quarter. Cost of product sales increased $0.2 million due to the increased volume of AT-004 sold to Elanco and we began selling AT-005 during 2014.

Research and development expense

	YEAR ENDED
	DECEMBER 31,		% CHANGE
	2014	2013
	(Dollars in thousands)

Contracted development costs	$11,758	$6,527	80.1%
Personnel costs	5,624	2,676	110.2%
Other costs	2,603	1,722	51.2%
Total research and development	$19,985	$10,925	82.9%

Research and development expense increased by $9.1 million for the year ended December 31, 2014 as compared to 2013. This increase was primarily due to a $5.2 million increase in contracted development costs as a result of the advancement of lead programs, as well as an increased number of programs and related studies, a $2.9 million increase in personnel costs primarily related to increased staff as a results of the Vet Therapeutics and Okapi Sciences acquisitions and a $0.9 million increase in other costs related to supporting multiple facilities and an increased number of programs under development. We expect research and development expense will increase for the foreseeable future as we continue to advance our portfolio of therapeutic candidates. At this time, due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates. We expect to fund our research and development expenses from our cash and cash equivalents, and short-term investments and any future collaboration arrangements. We cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Royalty Expense

	YEAR ENDED
	DECEMBER 31,		% CHANGE

	2014	2013

	(Dollars in thousands)

Royalty expense	$72	$1	7,100%
Total royalty expense	$72	$1	7,100%

We are required to pay third party royalties for licensed technology associated with those products that are sold commercially. During 2013 and 2014, we recognized royalty expense for net product sales allocable to our monoclonal antibody targets and recombinant antibodies. In 2014, we recognized $72,000 in royalty expenses which includes an accrued minimum royalty of $70,000 related to the Crucell Commercial Agreement. During 2013, this minimum royalty expense was borne by Vet Therapeutics before the acquisition.

Selling, General and administrative expense

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
Selling, general and administrative	$17,938	$8,572	109%

Selling, general and administrative expense increased by $9.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily due to a $4.6 million increase in stock-based compensation expense due to increased stock prices and an increase in the number of grants provided to new employees, $1.6 million in costs associated with our commercial infrastructure and business development initiatives; and a $1.6 million increase in personnel-related costs, which was the result of increased staffing, employee benefits, travel and supplies. We expect selling, general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of AT-001, AT-002, AT-003, AT-004 and AT-005, biologics and other development programs. These expected increases will be further driven by the increased personnel, and facilities resulting from our acquisitions of Vet Therapeutics and Okapi Sciences.

In-process research and development expense

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
In-process research and development expenses	$2,157	$—	NM

In-process research and development expense increased by $2.2 million for the year ended December 31, 2014. In 2014, we incurred $0.7 million, $0.5 million and $1.0 million of in-process research and development expense under our agreements with Advaxis, Vet-Stem and Atopix, respectively. We did not acquire any in-process research and development programs during 2013, other than those acquired in the acquisition of Vet Therapeutics, which were capitalized.

Amortization of Acquired Intangible Assets

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
		(As Restated)
Amortization of acquired intangible assets	$1,891	$298	535%

Amortization expense increased by $1.6 million for the year ended December 31, 2014. This increase is due to a full year of amortization of AT-004 and 11 months of amortization of AT-005. We began amortizing AT-005 intangible over its 20 year estimated useful life during the period as conditional approval was received.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
Interest income	$123	$75	64%

Interest income increased by $48,000 for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase primarily relates to interest earned related to deposits held at Square 1 Bank and short-term investments in reverse repurchase agreements. We also had increased deposits and investments in 2014 due to the additional proceeds acquired in public offerings in January 2014 and September 2014.

Interest expense

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
Interest expense	$(1,060)	$(432)	145%

Interest expense increased by $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013 and notes payable associated with the acquisition of Vet Therapeutics and Okapi Sciences. Accretion of the debt discount and deferred financing costs totaled $41,000, which is non-cash interest included in our interest expense above.

Other income

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
Other income	$2,287	$478	378%

Other income increased by $1.8 million during the year ended December 31, 2014 compared to the year ended December 31, 2013. This activity is related primarily to the successful development and delivery of the API to RaQualia. During the fourth quarter of 2014, we recognized $0.8 million of deferred income related to the payment received from RaQualia at execution and received another $0.8 million of income from the successful delivery. We also recorded other income associated with research and development voucher program grant agreement with the KBA, which was executed in March 2012. We were eligible to receive up to $1.3 million over an estimated two-year period, in the form of a quarterly reimbursement of 33% of costs incurred during that period for pre-formulation, formulation, manufacture and pivotal studies associated with the AT-001 and AT-002 programs, to the extent that such costs are incurred with specifically named Kansas companies. From inception through December 31, 2014, we have received $0.6 million under this agreement.

Income tax benefit

	YEAR ENDED
	DECEMBER 31,		%
	2014	2013	Change
	(Dollars in thousands)
		(As Restated)
Income tax benefit	$1,443	$12,722	-89%

Income tax benefit decreased by $11.3 million for the year ended December 31, 2014. This decrease in income tax benefit is due to the change in judgment on our existing valuation allowance against our deferred tax assets, following the Vet Therapeutics acquisition during 2013. The income tax benefit recognized during 2014 is due to losses incurred in Aratana NV.

Comparison of the Years Ended December 31, 2013 and 2012

	YEAR ENDED
	DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
	(As Restated)
Revenues:
Licensing and collaboration revenue	$15	$—	NA
Product sales	108	—	NA
Total	123	—
Costs and expenses:
Cost of product sales	108	—	NA
Royalty expense	1	—	NA
Research and development	10,925	7,291	50%
General and administrative	8,572	2,987	187%
In-process research and development	—	1,500	-100%
Amortization of acquired intangible assets	298	—	NA
Other income
Interest income	75	21	257%
Interest expense	(432)	—	NA
Other income	478	121	295%
Income tax benefit	12,722	—	NA

Revenue

With the purchase of Vet Therapeutics, we acquired AT-004 for the treatment of B-cell lymphoma in dogs. During 2013, this product was licensed in the United States and Canada to Elanco and had been granted a full approval from the USDA in 2015. Under the terms of the agreement, we received a royalty for commercial product sales. During 2013, we were responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to Elanco’s chosen manufacturer. Elanco purchased the product we manufactured at cost plus an agreed upon margin.

Cost of Product Sales

The cost of the product sold includes direct material, direct labor, and overhead cost associated with manufacturing the product. During 2013, we continued to manufacture and provide AT-004 to Elanco on a cost plus margin per the license agreement.

Research and development expense

	YEAR ENDED
	DECEMBER 31,
	2013	2012	% CHANGE
	(Dollars in thousands)
Contracted development costs	$6,527	$6,167	5.8%
Personnel costs	2,676	846	216.3%
Other costs	1,722	278	519.4%
Total research and development	$10,925	$7,291	49.8%

Research and development expense increased by $3.6 million for the year ended December 31, 2013 as compared to 2012. This increase was primarily due to a $1.8 million increase in personnel costs as a result of increased staffing, a $1.4 million increase in other costs primarily related to three option programs to in-license new compounds, a $0.9 million increase in contracted development costs related to development of AT-001, and a $0.6 million increase in contracted development costs related to commencement of development of AT-003. This increase is partially offset by a decrease of $1.1 million in contracted development costs relating to AT-002. AT-002 incurred increased clinical study costs during the period and decreased manufacturing cost as compared with the comparable period in 2012.

General and administrative expense

	YEAR ENDED
	DECEMBER 31,		%
	2013	2012	Change
	(Dollars in thousands)
General and administrative	$8,572	$2,987	187.0%

General and administrative expense increased by $5.6 million for the year ended December 31, 2013 compared to 2012. This increase was primarily due to a $1.5 million increase in professional fees associated with the higher costs of public company requirements, $1.3 million in costs associated with our commercial infrastructure and business development initiatives; and a $0.9 million increase in personnel-related costs, which was the result of increased staffing, employee benefits, travel and supplies.

In-process research and development expense

	YEAR ENDED
	DECEMBER 31,		%
	2013	2012	Change
	(Dollars in thousands)
In-process research and development expenses	$—	$1,500	NM

In-process research and development expense decreased by $1.5 million for the year ended December 31, 2013. We did not acquire any in-process research and development programs during 2013, other than those acquired in the acquisition of Vet Therapeutics, which were capitalized.

Amortization of Acquired Intangible Assets

	YEAR ENDED
	DECEMBER 31,		%
	2013	2012	Change
	(Dollars in thousands)
	(As Restated)
Amortization of acquired intangible assets	$298	$—	NM

Amortization expense increased by $0.3 million for the year ended December 31, 2013. This increase is solely due to the acquisition of Vet Therapeutics. We identified certain intangible assets associated with AT-004 and began amortizing this intangible over its 20 year estimated useful life during the period as conditional approval had already been received.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	YEAR ENDED
	DECEMBER 31,		%
	2013	2012	Change
	(Dollars in thousands)
Interest income	$75	$21	257.1%

Interest income increased by $54,000 for the year ended December 31, 2013 compared to 2012 and primarily relates to interest earned related to deposits held at Square 1 Bank and investments in certificates of deposit.

Interest Expense

YEAR ENDED
DECEMBER 31,	%

	2013	2012	Change
	(Dollars in thousands)
Interest expense	$(432)	$—	NM

Interest expense increased by $0.4 million for the year ended December 31, 2013 compared to no interest expense incurred during 2012. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013 and note payable associated with the acquisition of Vet Therapeutics. Accretion of the debt discount and deferred financing costs totaled $30,000, which is non-cash interest included in our interest expense above.

Other income

	YEAR ENDED
	DECEMBER 31,		%
	2013	2012	Change
	(Dollars in thousands)
Other income	$478	$100	378.0%

Other income increased by $0.4 million during the year ended December 31, 2013 compared to the year ended December 31, 2012. This activity is related primarily to a research and development voucher program grant agreement with the KBA, which was executed in March 2012. From inception through December 31, 2013, we received $0.6 million under this agreement.

Income Tax Benefit

	YEAR ENDED
	DECEMBER 31,		%

	2013	2012	Change
	(Dollars in thousands)
	(As Restated)
Income tax benefit	$12,722	$—	NM

Income tax benefit increased by $12.7 million for the year ended December 31, 2013. This increase is due to the change in judgment on our existing valuation allowance against our deferred tax assets following the Vet Therapeutics acquisition. As a result, we recognized approximately $12.7 million of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered as a source of taxable income in determining the realizability of our deferred tax assets. As a result, a portion of the valuation allowance against our net deferred tax asset was reversed during 2013, resulting in the recognition of tax benefit of approximately $12.7 million.

Liquidity and Capital Resources

We have incurred losses and negative cash flows from operations and have not generated significant revenue since our inception in December 2010, and as of December 31, 2014, we had a deficit accumulated since inception of $68.0 million.

As of December 31, 2014, we had cash, cash equivalents and short-term investments of $98.1 million.

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

As of the date of the filing of this annual report, we believe that our existing cash and cash equivalents, short-term investments, which includes the net proceeds received by us in our public offering of common stock, as discussed above, and existing Credit Facility will allow us to fund our operations through December 31, 2016. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

In March 2014, we entered into a license agreement with Advaxis for the development and commercialization of certain animal health products containing the active pharmaceutical ingredient included in Advaxis’ ADXS-cHER2 product in animal health applications, including AT-014. In January 2015, we sold shares of Advaxis common stock acquired in connection with our entry into the license agreement for proceeds of $1.5 million.

Indebtedness

In March 2013, we entered into a loan and security agreement, or Credit Facility, with Square 1 Bank, as lender. The Credit Facility originally provided for an initial term loan of $5.0 million in principal and additional term loans not to exceed $5.0 million in principal. We borrowed $5.0 million under the Credit Facility. On October 11, 2013, we entered into an amendment of the Credit Facility, which, among other things, increased the amount that remains available for us to draw by an additional $5.0 million, to a total of $10.0 million. Simultaneously with the closing of the Credit Facility amendment on October 11, 2013, we borrowed the total $10.0 million available under the Credit Facility, as amended. Pursuant to the terms of the Credit Facility amendment, upon consummation of the merger with Vet Therapeutics, Vet Therapeutics then became a co-borrower under the Credit Facility, as amended, and granted a security interest in substantially all of its assets to Square 1 Bank.

On June 13, 2014, we and Vet Therapeutics entered into an additional amendment of the Credit Facility, which, among other things, converted $15.0 million in outstanding term loans under the Credit Facility into non-revolving loans and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. We are obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date all amounts owed with respect to such non-revolving term loans will be due. If we and Vet Therapeutics remain in compliance with the terms of the Credit Facility through June 13, 2016 and Square 1 Bank, us and Vet Therapeutics mutually agree to the structure of the financial covenants going forward, we and Vet Therapeutics shall have the option (subject to Square 1 Bank’s agreement to such financial covenant structure) to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If we and Vet Therapeutics elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1 Bank’s agreement to the financial covenant structure going forward), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016.

The term loans are to be used to supplement our growth capital needs and for general corporate purposes. The Credit Facility is secured by substantially all of our personal property other than our intellectual property, and pursuant to the terms of the Credit Facility, we are not permitted to encumber, or grant a security interest in, our intellectual property. At December 31, 2014, total borrowings under the Credit Facility were $15.0 million.

We are obligated to pay a success fee of up to $0.3 million if we close a sale of substantially all of our assets or capital stock, or consummate a reorganization where our voting stockholders before such transaction hold less than 50% of our voting securities after such transaction.

The Credit Facility includes restrictions on, among other things, our ability to incur additional indebtedness, pay dividends in cash or make other distributions in cash, make certain investments, create liens, sell assets, make loans and make capital expenditures. The Credit Facility requires that we maintain a liquidity ratio of at least 1.00-to-1.00 of unrestricted cash and 50% of account receivables to all indebtedness at the bank. At December 31, 2014, we were in compliance with all financial covenants.

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

In October 2013, in connection with the acquisition of Vet Therapeutics, we issued to the former shareholders of Vet Therapeutics’ common stock a promissory note in the principal amount of $3.0 million with a maturity date of December 31, 2014. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to prepayment by us in the event of specified future equity financings. On February 4, 2014, we paid the promissory note and accrued interest of $20,000 in connection with the public offering that closed February 3, 2014.

In January 2014, in connection with the acquisition of Okapi Sciences, we issued as partial consideration for all of the outstanding capital stock of Okapi Sciences, a promissory note in the principal amount of €11.0 million (approximately $14.9 million USD), which bore interest at a rate of 7% per annum, payable quarterly in arrears, with a maturity date of December 31, 2014, subject to mandatory prepayment by us in the event of a specified future equity financing. On February 4, 2014, the promissory note and accrued interest was paid in cash in the amount of $15.2 million, in connection with the public offering that closed on February 3, 2014.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	YEAR ENDED
	DECEMBER 31,
	2014	2013	2012
	(Dollars in thousands)
Net cash used in operating activities	$(32,188)	$(16,151)	$(7,816)
Net cash provided used in investing activities	$(100,125)	$(29,235)	$(1,010)
Net cash provided by financing activities	$100,978	$72,497	$16,797

Net cash used in operating activities

During the year ended December 31, 2014, net cash used in operating activities was $32.2 million. We had a pretax loss of $40.3 million. Net cash used in operating activities primarily resulted from the adjustments of a non-cash expense for stock-based compensation of $7.1 million, IPR&D expense of $2.2 million, non-cash depreciation and amortization expense of $2.0 million, non-cash deferred income tax benefit of $1.4 million and working capital changes of $2.7 million. Our net losses were primarily attributable to research and development activities related to our research and development programs and our selling, general and administrative expenses, offset by $0.8 million revenue in the period. Net cash used by changes in our working capital consisted primarily of a decrease of $1.1 million in accounts payable, a decrease of $0.9 million in deferred income, and increase $0.5 million in accrued expenses, offset by uses of cash related to increase of $0.6 million in prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our contracted research and development activities. The increase in prepaid expenses relates primarily to research and development agreements.

During the year ended December 31, 2013, net cash used in operating activities was $16.2 million. We had a pretax loss of $19.7 million. Net cash used in operating activities primarily resulted from the non-cash deferred income tax benefit of $12.7 million and from the net loss of $6.9 million, which includes adjustments of a non-cash expense for stock-based compensation of $1.0 million and working capital changes of $1.8 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002, AT-003, AT-004 and AT-005 programs and our general and administrative expenses, as we had no significant revenue in the period. Net cash provided by changes in our working capital consisted primarily of an increase of $1.0 million in accounts payable, an increase of $0.2 million in accrued expenses, offset by uses of cash related to increase of $0.2 million in prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our contracted research and development activities. The increase in prepaid expenses relates primarily to research and development agreements.

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

Net cash used in investing activities

During the year ended December 31, 2014, net cash used in investing activities was $100.1 million, which related to the purchase of short-term investments for $371.2 million, as well as cash paid for the Okapi Sciences acquisition of $12.1 million, partially offset by proceeds from the maturities of investments of $286.7 million.

During the year ended December 31, 2013, net cash used in investing activities was $29.2 million, which related to the acquisition and related expenses for Vet Therapeutics of $31.0 million. In addition, $6.9 million of short-term marketable securities matured, partially offset by the purchase of $5.2 million of marketable securities.

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

Net cash provided by financing activities

During the year ended December 31, 2014, net cash provided by financing activities was $101.0 million. Net cash provided by financing activities primarily resulted from net proceeds of $137.2 million, net of commissions, raised in conjunction with public offerings, and proceeds of $0.2 million received from the exercise of stock options. This was partially offset by payments of $18.1 million related to payments of promissory notes, $15.2 million paid for contingent consideration, $2.2 million paid for public offering costs and $1.1 million paid for repurchase of common stock.

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

In addition, we intend to hire additional personnel to build out a commercial sales force in the United States in anticipation of USDA and CVM approval of our products.

As of the date of the filing of this annual report, we believe that our cash, cash equivalents and short-term investments, and existing Credit Facility will fund our operations through December 31, 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of this filing entitled “Risk Factors.”

Our future capital requirements depend on many factors, including, but not limited to:

•	the results of our target animal studies for our current and future product candidates;
•	the amount and timing of any milestone payments or royalties we must pay pursuant to our current or future license agreements or collaboration agreements;
•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;
•	the upfront and other payments, and associated costs, related to our identifying, acquiring and in-licensing new product candidates;
•	the number and characteristics of the product candidates we pursue;
•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;
•	whether we acquire any other companies, assets, intellectual property or technologies in the future;
•	our ability to partner with companies with an established commercial presence in Europe to provide our products in that market;

•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;
•	cost of manufacturing our current and future product candidates and any products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	PAYMENTS DUE BY FISCAL YEAR
		LESS THAN			MORE THAN
	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
	(In Thousands)
Loan payable (1)	$16,214	$836	$15,378	$—	$—
Contingent consideration (2)	5,000	5,000	—	—	—
Early exercise of stock options (3)	74	45	30	—	—
Minimum royalty (4)	932	71	145	149	567
Operating leases (5)	1,325	558	525	242	—
Total(6)	$23,545	$6,510	$16,078	$391	$567

_________________

(1)

Represents the contractually required principal and interest payments on our Credit Facility in accordance with the required payment schedule. Amounts associated with future interest payments to be made were calculated using the interest rate in effect as of December 31, 2014, which was 5.5%.

(2)

The table above includes contingent consideration agreed to by us in connection with the acquisition of Vet Therapeutics. Under the terms of the merger agreement, we agreed to pay up to $5.0 million in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for Vet Therapeutics’ B-cell lymphoma product (AT-004). The preliminary estimated fair value of this contingent consideration was $3.8 million and as December 31, 2014 was determined to have a fair value of $4.2 million.

(3)	Reflects the amount recorded as a liability for the early exercise of a stock-based awards. The amount will be reclassified to equity on a ratable basis as the award vests.
(4)

The table includes the minimum royalty payment due each year based upon a Commercial License Agreement with Crucell Holland B.V. (“Crucell”) under which we received a commercial license to prepare recombinant antibodies. We are required to pay single digit royalties on net product sales by us allocable to Crucell’s producer cells and/or producer cell know-how, if any. We are required to pay Crucell a minimum royalty of $70 that is subject to a yearly inflation index adjustment.

(5)

The table above includes payments for office equipment and rent for the lease of the corporate headquarters in Kansas City, Kansas through September 30, 2015 and for Vet Therapeutics in San Diego, California through January 9, 2015.

(6)

The table above excludes flat rate royalty payments and/or milestone payments of up to $117.7 million that will become due in connection with various agreements. The milestones payments will become due as we achieve development, regulatory and commercial milestones and the royalty payments will be paid upon product sales. We cannot estimate or predict when, or if, those amounts will become due.

Off-Balance Sheet Arrangements

Since inception, we have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Recently Issued and Adopted Accounting Pronouncements

Intangibles—Goodwill and Other: Testing Goodwill for Impairment: In September 2011 the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result the existence of its qualitative, events and circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. This update does not change the current guidance for testing other indefinite-lived intangible assets for impairment. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this standard in 2014 resulted from our business combination and did not have any impact on our financial position, results of operations, comprehensive income or cash flows as the guidance did not apply be until the first year we completed a goodwill impairment test.

Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists: In July 2013, the FASB issued changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the consolidated financial statements if a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. These changes became effective for us on January 1, 2014. As the Company does not have any unrecognized tax benefits, this new guidance has no impact on our financial condition, results of operations or cash flows.

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

Development Stage Entities — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance, Consolidations

In June 2014, the FASB issued guidance that removes all incremental reporting requirements from GAAP for development stage entities, including the removal of the topic development stage entities. These changes eliminate the requirement to report inception-to-date information in the statements of income, cash flows, and shareholder equity. These changes became effective for us on January 1, 2015 and early adoption is permitted. We opted to adopt this guidance as of June 30, 2014. The adoption of this guidance resulted in decreased financial statement disclosures, but did not impact our financial condition, results of operations or cash flows.

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

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

Our cash,  cash equivalents and short-term investments as of December 31, 2014 consisted primarily of cash,  certificates of deposit and reverse repurchase agreements. Our primary exposure to market risk for our cash, cash equivalents and short-term investments is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

We have borrowed $15.0 million under our Credit Facility.  We are obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date such non-revolving term loans will be due. The loan under the Credit Facility bears interest at a fixed annual rate equal to 5.50%. Given the amounts outstanding and available under the Credit Facility, and the interest rate paid to date, we do not believe a 1.0% increase in the interest rate would have a material effect on our financial condition or results of operations.

Foreign Exchange Risk

We are exposed to market risk associated with foreign currency exchange rate fluctuations, and this market risk was further enhanced as a result of our acquisition of Okapi Sciences during January 2014. We face exposure to movements in foreign currency exchange rates whenever we enter into transactions with third parties that are denominated in currencies other than our functional currency. Intercompany transactions between entities that use different functional currencies also expose us to foreign currency risk. During 2013, 2012, and 2011, our exposure to this risk was minimal as most of our operating activities were conducted in the United States and denominated in U.S. dollars.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of December 31, 2014. This conclusion is due to the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management identified a material weakness in our internal control over financial reporting. As a result of the material weakness, management concluded that, as of December 31, 2014, our internal control over financial reporting was ineffective.

Our management identified a material weakness in our internal control over financial reporting relating to accounting for business combinations. Specifically, management did not have effective controls to identify erroneous inputs and assumptions used to value intangible assets acquired in a business combination. This material weakness resulted in the restatement of our consolidated financial statements for the year ended December 31, 2013 as described in Note 2 of this Annual Report. To the extent we complete another business combination prior to remediating the material weakness, this material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

As we are an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting.

Remediation Plan

To remediate the material weakness described above and enhance our internal control over financial reporting, management is conducting a thorough review of its internal controls over its accounting for business combinations and will implement controls to specifically address completeness and accuracy of significant inputs and assumptions used in valuing acquired assets.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  OTHER INFORMATION

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information concerning the Company’s executive officers is contained in Part I of this Annual Report on Form 10-K. The rest of the information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders and which is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders and which is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders and which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders and which is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item will be contained in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders and which is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

(a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference _________________________________________________________
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†	Agreement and Plan of Merger, dated October 13, 2013, by and among Aratana Therapeutics, Inc., Vet Therapeutics, Inc., Jayhawk Acquisition Corporation and Jeffrey Miles, as stockholders’ representative	8-K	001-35952	10.1	10/16/13
2.2	Stock Purchase Agreement, dated January 6, 2014, by and among Aratana Therapeutics, Inc., Wildcat Acquisition BVBA, the Sellers of Okapi Sciences NV listed on Annex A thereto and Thuja Capital Healthcare Fund BV, as the Sellers’ representative	8-K	001-35952	10.1	1/7/14
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-187372	4.1	6/6/13
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of December 28, 2012, as amended May 22, 2013	S-1/A	333-187372	10.1	5/23/13
10.1††	Form of Indemnification Agreement for Directors and Officers	S-1	333-187372	10.3	3/20/13
10.2††	Employment Agreement, dated September 6, 2012, by and between Steven St. Peter and Aratana Therapeutics, Inc., as amended April 26, 2013	S-1/A	333-187372	10.4	5/23/13
10.3††	Transition Agreement, dated November 26, 2013, by and between Louise Mawhinney and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	12/2/13
10.4††	Employment Agreement, dated March 5, 2014, by and between Linda Rhodes and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	3/10/14
10.5††	Employment Agreement, dated December 18, 2012, by and between Julia Stephanus and Aratana Therapeutics, Inc., as amended April 29, 2013	S-1/A	333-187372	10.7	5/23/13
10.6††	Employment Agreement, dated March 12, 2013, by and between Ernst Heinen and Aratana Therapeutics, Inc., as amended April 29, 2013	S-1/A	333-187372	10.8	5/23/13
10.7††	Employment Agreement, dated November 8, 2013, by and between Craig Tooman and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	11/14/13
10.8(a)††	Aratana Therapeutics, Inc. 2010 Equity Incentive Plan	S-1/A	333-193324	10.8(a)	1/28/14
10.8(b)††	Amendment No. 1 to 2010 Equity Incentive Plan	S-1	333-187372	10.9(b)	3/20/13
10.8(c)††	Amendment No. 2 to 2010 Equity Incentive Plan	S-1	333-187372	10.9(c)	3/20/13
10.8(d)††	Form of Stock Option Grant Notice and Stock Option Agreement under 2010 Equity Incentive Plan	S-1	333-187372	10.9(d)	3/20/13
10.9(a)††	Aratana Therapeutics, Inc. 2013 Incentive Award Plan	S-8	333-187372	99.1	1/21/14
10.9(b)††	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-187372	10.10(b)	4/30/13
10.9(c)††	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2013 Incentive Award Plan	S-1/A	333-187372	10.10(c)	4/30/13
10.10††	Non-Employee Director Compensation Program, as amended	10-Q	001-35952	10.1	8/13/14

10.11(a)	Lease, dated May 1, 2013, by and between MPM Heartland House, LLC and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.12	5/23/13
10.11(b)	Amendment No. 1 to Lease, effective as of May 1, 2014, by and between MPM Heartland House, LLC and Aratana Therapeutics, Inc.	10-Q	001-35952	10.2	5/15/14
10.12(a)	Loan and Security Agreement, dated March 4, 2013, by and between Square 1 Bank and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.16	4/11/13
10.12(b)†	First Amendment and Joinder to Loan and Security Agreement, dated October 11, 2013, by and between Square 1 Bank and Aratana Therapeutics, Inc.	8-K	001-35952	10.3	10/16/13
10.12(c)	Second Amendment to Loan and Security Agreement, dated June 13, 2014, by and between Aratana Therapeutics, Inc., Vet Therapeutics, Inc. and Square 1 Bank	8-K	001-35952	10.1	6/13/14
10.13†	Exclusive IP License Agreement for RQ-00000005, dated December 27, 2010, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.18	6/6/13
10.14	First Amendment to the Exclusive IP License Agreement for RQ-00000005, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.19	4/11/13
10.15†	Exclusive IP License Agreement for RQ-00000007, dated December 27, 2010, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.20	6/6/13
10.16	First Amendment to the Exclusive IP License Agreement for RQ-00000007, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.21	4/11/13
10.17†	API Development Agreement, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.22	6/6/13
10.18	Letter Agreement regarding RQ-00000008 Technology, dated July 12, 2012, by and between RaQualia Pharma Inc. and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.23	4/11/13
10.19†	Exclusive License, Development and Commercialization Agreement, effective as of December 5, 2012, by and between Pacira Pharmaceuticals, Inc. and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.24	4/11/13
10.20†	Supply Agreement, dated December 5, 2012, by and between Pacira Pharmaceuticals, Inc. and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.25	4/11/13
10.21(a)	Share Purchase Agreement, dated October 13, 2013, by and among Aratana Therapeutics, Inc., and the purchasers named therein	8-K	001-35952	10.2	10/16/13
10.21(b)	Amendment No. 1 to Share Purchase Agreement, dated as of October 22, 2013, by and among Aratana Therapeutics, Inc., and the entities named therein	8-K	001-35952	10.1	10/22/13
10.22	Promissory Note of Wildcat Acquisition BVBA, dated January 6, 2014	8-K	001-35952	10.2	1/7/14
21.1	Subsidiaries of Aratana Therapeutics, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer**					**
32.2	Section 1350 Certification of Chief Financial Officer**					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

††Management contract or compensatory plan or arrangement.

*  Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

BY:	/s/ Steven St. Peter
Steven St. Peter, M.D. President and Chief Executive Officer

Date: March 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven St. Peter Steven St. Peter, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2015

/s/ Craig Tooman Craig Tooman	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 16, 2015

/s/ Jay Lichter Jay Lichter, Ph.D.	Chairman of the Board of Directors	March 16, 2015

/s/ Laura A. Brege Laura A. Brege	Director	March 16, 2015

/s/ David L. Brinkley David L. Brinkley	Director	March 16, 2015

/s/ Robert Gerber Robert “Rip” Gerber	Director	March 16, 2015

/s/ Irvine O. Hockaday Irvine “Irv” O. Hockaday, Esq.	Director	March 16, 2015

/s/ Merilee Raines Merilee Raines	Director	March 16, 2015

/s/ Robert P. Roche Robert P. Roche	Director	March 16, 2015

/s/ Wendy L. Yarno Wendy L. Yarno	Director	March 16, 2015

/s/ John Vander Vort John Vander Vort, Esq.	Director	March 16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Aratana Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Aratana Therapeutics, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2013 consolidated financial statements to correct an error.

/s/ PricewaterhouseCoopers, LLC

Boston, Massachusetts

March 16, 2015

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	DECEMBER 31, 2014	DECEMBER 31, 2013
Assets		(As Restated)
Current assets:
Cash and cash equivalents	$9,823	$41,084
Short-term investments	88,249	4,670
Accounts receivable	352	—
Receivable from stockholder	—	1,001
Inventories	427	55
Prepaid expenses and other current assets	900	274
Deferred tax asset	158	1,124
Total current assets	99,909	48,208
Property and equipment, net	620	98
Long-term marketable securities	2,452	—
Goodwill	41,398	25,646
Intangible assets, net	62,323	38,354
Other long-term assets	1,201	37
Total assets	$207,903	$112,343
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,532	$2,307
Accrued expenses	3,229	2,495
Current portion – loan payable	—	5,625
Current portion – note payable	—	3,000
Current portion – deferred licensing revenue	—	45
Current portion – contingent consideration	4,248	2,572
Deferred income	—	800
Deferred tax liability	413	—
Other current liabilities	46	57
Total current liabilities	9,468	16,901
Loan payable	14,963	9,310
Contingent consideration	—	1,543
Deferred tax liability	1,610	1,124
Other long-term liabilities	30	75
Total liabilities	26,071	28,953
Commitments and contingencies (Notes 12 and 19)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2014 and December 31, 2013, 34,147,861 and 23,425,487 issued and outstanding at December 31, 2014 and December 31, 2013, respectively	34	23
Treasury stock	(1,081)	—
Additional paid-in capital	254,993	112,515
Accumulated deficit	(67,964)	(29,148)
Accumulated other comprehensive loss	(4,150)	—
Total stockholders’ equity	181,832	83,390
Total liabilities and stockholders’ equity	$207,903	$112,343

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	2014	2013	2012
		(As Restated)
Revenues:
Licensing and collaboration revenue	$500	$15	$—
Product sales	267	108	—
Total revenues	767	123	—
Costs and expenses:
Cost of product sales	333	108	—
Royalty expense	72	1	—
Research and development	19,985	10,925	7,291
Selling, general and administrative	17,938	8,572	2,987
In-process research and development	2,157	—	1,500
Amortization of acquired intangible assets	1,891	298	—
Total costs and expenses	42,376	19,904	11,778
Loss from operations	(41,609)	(19,781)	(11,778)
Other income (expense)
Interest income	123	75	21
Interest expense	(1,060)	(432)	—
Other income, net	2,287	478	121
Total other income	1,350	121	142
Loss before income taxes	$(40,259)	$(19,660)	$(11,636)
Income tax benefit	1,443	12,722	—
Net loss	$(38,816)	$(6,938)	$(11,636)
Unaccreted dividends on convertible preferred stock	—	—	(2,035)
Net loss attributable to common stockholders	(38,816)	(6,938)	(13,671)
Net loss per share, attributable to common stockholders, basic and diluted	$(1.30)	$(0.63)	$(34.53)
Weighted average shares outstanding, basic and diluted	29,767,429	11,059,382	395,918

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	YEAR ENDED
	DECEMBER 31,
	2014	2013	2012
		(As Restated)
Net loss	$(38,816)	$(6,938)	(13,671)
Other comprehensive loss:
Foreign currency translation adjustments	(5,402)	—	—
Unrealized gain on available-for-sale securities	1,252	—	—
Other comprehensive loss	(4,150)	—	—
Comprehensive loss	$(42,966)	$(6,938)	$(13,671)

The accompanying notes are an integral part of these consolidated financial statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in thousands, except share data)

							Accumulated	Treasury	Total
					Additional		Other	Stock	Stockholders'
	Series A-C Convertible		Common Stock		Paid-In	Accumulated	Comprehensive	at	Equity
	Preferred Stock		Shares	Par Value	Capital	Deficit	Loss	cost	(Deficit)
Balance at December 31, 2011	15,320,832	$22,155	300,841	$—	$303	$(10,574)	$—	$—	$(10,271)
Issuance of Series B convertible preferred stock, net of issuance cost of $13	2,570,834	7,699	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance cost of $55	2,349,541	9,343	—	—	—	—	—	—	—
Compensation expense related to stock options and restricted stock awards	—	—	—	—	106	—	—	—	106
Vesting of restricted stock awards	—	—	15,042	—	139	—	—	—	139
Vesting of stock awards early exercised	—	—	514,940	1	106	—	—	—	107
Net loss	—	—	—	—	—	(11,636)	—	—	(11,636)
Balance at December 31, 2012	20,241,207	39,197	830,823	1	654	(22,210)	—	—	(21,555)
Issuance of Series C convertible preferred stock, net of issuance cost of $19	693,571	2,756	—	—	—	—	—	—	—
Impact of initial public offering on stockholders' equity (deficit):
Effect of a 1 for 1.662 reverse split on Preferred Stock	(8,338,699)	—	—	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(12,596,079)	(41,953)	12,596,079	13	41,940	—	—	—	41,953
Dividends for preferred shares issued upon initial public offering	—	—	755,823	1	(1)	—	—	—	—
Initial public offering of common stock, net of $5,394 of offering costs	—	—	6,612,500	6	34,274	—	—	—	34,280
Issuance of common stock related to Vet Therapeutics, Inc. merger	—	—	624,997	1	14,699	—	—	—	14,700
Issuance of common stock related to private investment in public entity	—	—	1,234,375	1	19,749	—	—	—	19,750
Compensation expense related to stock options and restricted awards	—	—	—	—	1,025	—	—	—	1,025
Vesting of restricted stock awards	—	—	230,298	—	—	—	—	—	—
Vesting of stock awards early exercised	—	—	270,419	—	118	—	—	—	118
Issuance of common stock related to option exercises	—	—	270,173	—	57	—	—	—	57
Net loss (As Restated)	—	—	—	—	—	(6,938)	—	—	(6,938)
Balance at December 31, 2013 (As Restated)	—	—	23,425,487	23	112,515	(29,148)	—	—	83,390
Public offering of common stock, net of $10,627 of offering costs	—	—	10,325,000	11	135,067	—	—	—	135,078
Compensation expense related to stock options and restricted awards	—	—	—	—	7,130	—	—	—	7,130
Vesting of restricted stock awards	—	—	240,528	—	—	—	—	—	—
Repurchase of common stock	—	—	(77,367)	—	—	—	—	(1,081)	(1,081)
Vesting of stock awards early exercised	—	—	152,272	—	56	—	—	—	56
Issuance of common stock related to option exercises	—	—	81,941	—	225	—	—	—	225
Other comprehensive loss	—	—	—	—	—	—	(4,150)	—	(4,150)
Net loss	—	—	—	—	—	(38,816)	—	—	(38,816)
Balance at December 31, 2014	—	$—	34,147,861	$34	$254,993	$(67,964)	$(4,150)	$(1,081)	$181,832

The accompanying notes are an integral part of these consolidated financial statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	YEAR ENDED
	DECEMBER 31,
	2014	2013	2012
		(As Restated)
Cash flows from operating activities
Net loss	$(38,816)	$(6,938)	$(11,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	2,157	—	1,500
Stock-based compensation expense	7,130	1,025	106
Depreciation and amortization expense	2,043	313	13
Non-cash interest expense	41	23	—
Change in fair value of contingent consideration	(133)	305	—
Change in fair value of derivative instruments	(465)	—	—
Deferred tax benefit	(1,443)	(12,722)	—
Changes in operating assets and liabilities:
Accounts receivable	(102)	—	—
Inventories	(372)	—	—
Prepaid expenses	(642)	(249)	—
Other assets	(45)	(14)	(32)
Accounts payable	(1,143)	1,527	536
Accrued expenses and other liabilities	482	579	897
Deferred income	(880)	—	800
Net cash used in operating activities	(32,188)	(16,151)	(7,816)
Cash flows from investing activities
Purchases of property and equipment, net	(471)	(94)	(10)
Cash paid for acquisitions, net of cash received	(12,075)	(30,994)	—
Purchase of investments	(371,449)	(5,169)	(6,627)
Proceeds from maturities of investments	286,670	6,881	6,627
Purchase of derivative instruments	(643)	—	—
Purchase of in-process research and development	(2,157)	—	(1,000)
Change in restricted cash	—	141	—
Net cash used in investing activities	(100,125)	(29,235)	(1,010)
Cash flows from financing activities
Proceeds from the issuance of Series B convertible preferred stock, net of issuance costs	—	—	7,699
Proceeds from the issuance of Series C convertible preferred stock, net of issuance costs	—	3,406	8,693
Proceeds from the issuance of debt, net of discount	—	14,914	—
Repurchase of common stock	(1,081)	—	—
Proceeds from the issuance of restricted stock	—	—	139
Proceeds from stock option exercises	225	153	266
Repurchase, early exercised stock	—	(6)	—
Proceeds from public offering, net of commission	137,220	36,897	—
Payments of public offering costs	(2,153)	(2,617)	—
Issuance of common stock private investment in public entity	—	19,750	—
Cash paid for promissory notes	(18,067)	—	—
Cash paid for contingent consideration	(15,166)	—	—
Net cash provided by financing activities	100,978	72,497	16,797
Effect of exchange rate on cash	74	—	—
Net (decrease) increase in cash and cash equivalents	(31,261)	27,111	7,971
Cash and cash equivalents, beginning of period	41,084	13,973	6,002
Cash and cash equivalents, end of period	$9,823	$41,084	$13,973
Supplemental disclosure of cash flow information
Cash paid for interest	$942	$357	$—
Supplemental disclosure of noncash investing and financing activities:

Accrued third-party milestone payment	$—	$—	$500
Conversion of preferred stock into common stock	$—	$41,953	$—
Payment of dividends on preferred stock	$—	$4,535	$—
Issuance of common stock relating to Vet Therapeutics, Inc. acquisition	$—	$14,700	$—
Contingent consideration relating to Vet Therapeutics, Inc. acquisition	$—	$4,115	$—
Note payable related to Vet Therapeutics, Inc. acquisition	$—	$3,000	$—
Contingent consideration relating to Okapi Sciences NV acquisition	$15,166	$—	$—
Note payable related to Okapi Sciences NV acquisition	$15,134	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Aratana Therapeutics, Inc. (the “Company,” or “Aratana”) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a pet therapeutics company focused on licensing, developing and commercializing of innovative biopharmaceutical products for companion animals. The Company has licensed and is developing more than 18 therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target serious medical conditions such as pain and inflammation, stimulation of appetite, cancer, and other serious diseases for dogs and cats.

Since its inception, the Company has devoted substantially all of its efforts to research and development, recruiting management and technical staff, building a commercial infrastructure, acquiring operating assets and raising capital.

The Company is subject to risks common to companies in the biotechnology and pharmaceutical industries. There can be no assurance that the Company’s licensing efforts will identify viable product candidates, that the Company’s research and development will be successfully completed, that adequate protection for the Company’s technology will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. The Company operates in an environment of substantial competition from other animal health companies. In addition, the Company is dependent upon the services of its employees and consultants, as well as third-party contract research organizations and manufacturers and collaborators.

The consolidated financial statements include the accounts of Aratana and its wholly owned subsidiaries. The Company has one operating segment. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has incurred recurring losses and negative cash flows from operations and has cumulative net losses of $67,964 from inception (December 1, 2010) to December 31, 2014. The Company expects that its cash and cash equivalents and short-term investments, which include the remaining net proceeds received in its public offerings of common stock that closed on February 3, 2014 and September 22, 2014, and existing Credit Facility will fund operations through December 31, 2016. The Company expects an increase in investment related to its research and development and commercial activities and, as a result, the Company may need additional capital to fund its operations, which the Company may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

2. Restatement of Consolidated Financial Statements

This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“Annual Report”) includes the restatement of our Consolidated Financial Statements and the related disclosures for the previously reported year ended December 31, 2013. The Company has restated its consolidated financial statements for the year ended December 31, 2013, resulting from the Company’s determination that the valuation related to the intangible asset AT-004 acquired during the merger with Vet Therapeutics, Inc. during October 2013 should have included technology royalty payments that are the responsibility of Aratana.

Due to the exclusion of certain royalty payments from the valuation of an acquired intangible asset, the Company determined that the value of the intangible asset AT-004 (VTI’s B-cell lymphoma product) was overstated. The correction of the valuation of the AT-004 intangible asset and the corresponding deferred tax liability also reduces the valuation allowance released and the resulting income tax benefit. The effect of the correction of the purchase price accounting error will be to decrease amortizable intangible assets by $7,786, increase goodwill by $4,850, decrease the income tax benefit by $2,651 and decrease the net deferred tax liabilities by $257, in each case, as of December 31, 2013.

As a result, the Company has restated its Consolidated Balance Sheet, the related Consolidated Statements of Operations, Comprehensive Loss, Changes in Convertible Preferred Stock and Stockholders’ Equity (Deficit), and Cash Flows for the year ended December 31, 2013. The following tables present the impact of the restatement on the Company’s the Company’s consolidated financial statements.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2013
	PREVIOUSLY	RESTATEMENT
	REPORTED	ADJUSTMENT	AS RESTATED
Assets
Current assets:
Cash and cash equivalents	$41,084	$—	$41,084
Short-term marketable securities	4,670	—	4,670
Receivable from stockholder	1,001	—	1,001
Inventory	55	—	55
Prepaid expenses and other current assets	274	—	274
Deferred tax asset	1,381	(257)	1,124
Total current assets	48,465	(257)	48,208
Property and equipment, net	98	—	98
Goodwill	20,796	4,850	25,646
Intangible assets, net	46,140	(7,786)	38,354
Other long-term assets	37	—	37
Total assets	$115,536	$(3,193)	$112,343
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,307	$—	$2,307
Accrued expenses	2,495	—	2,495
Current portion – loan payable	5,625	—	5,625
Current portion – note payable	3,000	—	3,000
Current portion – deferred licensing revenue	45	—	45
Current portion – contingent consideration	2,572	—	2,572
Deferred income	800	—	800
Other current liabilities	57	—	57
Total current liabilities	16,901	—	16,901
Loan payable	9,310	—	9,310
Contingent consideration	1,543	—	1,543
Deferred tax liability	1,666	(542)	1,124
Other long-term liabilities	75	—	75
Total liabilities	29,495	(542)	28,953
Stockholders’ equity:
Common stock	23	—	23
Additional paid-in capital	112,515	—	112,515
Accumulated deficit	(26,497)	(2,651)	(29,148)
Total stockholders’ equity	86,041	(2,651)	83,390
Total liabilities and stockholders’ equity	$115,536	$(3,193)	$112,343

___________________________

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	YEAR ENDED DECEMBER 31, 2013
	PREVIOUSLY	RESTATEMENT
	REPORTED	ADJUSTMENT	AS RESTATED

Revenues:
Licensing revenue	$15	$—	$15
Product sales	108	—	108
Total revenues	123	—	123
Costs and expenses:
Cost of product sales	108	—	108
Royalty expense	1	—	1
Research and development	10,925	—	10,925
General and administrative	8,572	—	8,572
In-process research and development	—	—	—
Amortization of acquired intangible assets	380	(82)	298
Total costs and expenses	19,986	(82)	19,904
Loss from operations	(19,863)	82	(19,781)
Other income (expense)
Interest income	75	—	75
Interest expense	(432)	—	(432)
Other income	478	—	478
Total other income (expense)	121	—	121
Loss before income taxes	$(19,742)	$82	$(19,660)
Income tax benefit	15,455	(2,733)	12,722
Net loss and comprehensive loss	$(4,287)	$(2,651)	$(6,938)
Net loss attributable to common stockholders	$(4,287)	$(2,651)	$(6,938)
Net loss per share, attributable to common stockholders, basic and diluted	$(0.39)	$(0.24)	$(0.63)

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31, 2013
	PREVIOUSLY	RESTATEMENT
	REPORTED	ADJUSTMENT	AS RESTATED
Cash flows from operating activities
Net loss	$(4,287)	$(2,651)	$(6,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,025	—	1,025
Depreciation and amortization expense	395	(82)	313
Non-cash interest expense	23	—	23
Deferred income taxes	(15,455)	2,733	(12,722)
Changes in operating assets and liabilities:
Prepaid expenses	(249)	—	(249)
Other assets	(14)	—	(14)
Accounts payable	1,527	—	1,527
Accrued expenses and other liabilities	579	—	579
Net cash used in operating activities	(16,151)	—	(16,151)
Cash flows from investing activities
Purchases of property and equipment, net	(94)	—	(94)
Cash paid for acquisitions, net of cash received	(30,994)	—	(30,994)
Purchase of marketable securities	(5,169)	—	(5,169)
Proceeds from maturities of marketable securities	6,881	—	6,881
Change in restricted cash	141	—	141
Net cash used in investing activities	(29,235)	—	(29,235)
Cash flows from financing activities
Proceeds from the issuance of Series C convertible preferred stock, net of issuance costs	3,406	—	3,406
Proceeds from the issuance of debt, net of discount	14,914	—	14,914
Proceeds from stock option exercises	153	—	153
Repurchase, early exercised stock	(6)	—	(6)
Proceeds from public offering, net of commission	36,897	—	36,897
Payments of public offering costs	(2,617)	—	(2,617)
Issuance of common stock private investment in public entity	19,750	—	19,750
Net cash provided by financing activities	72,497	—	72,497
Net increase in cash and cash equivalents	27,111	—	27,111
Cash and cash equivalents, beginning of year	13,973	—	13,973
Cash and cash equivalents, end of year	$41,084	$—	$41,084

3. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. The Company held no cash equivalents as of December 31, 2013. In 2013, the Company held no overnight reverse repurchase agreements. Beginning in 2014, the Company began accounting for its overnight reverse repurchase agreements as cash equivalents.

Short-term Investments

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Reverse repurchase agreements other than overnight reverse repurchase agreements are classified as short-term investments. In 2013, the Company held no reverse repurchase agreements. During 2014, the Company began accounting for its reverse repurchase agreements with maturities greater than overnight as short-term investments and classified them as available-for-sale. Short-term investments for both 2014 and 2013 include short-term marketable securities as described below, consisting of certificate of deposits.

Marketable Securities

The Company classifies all highly liquid investments with stated maturities of greater than three months from the date of purchase as marketable securities. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and re-evaluates such designation at each consolidated balance sheet date. The Company classifies and accounts for marketable securities as available-for-sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of the risk versus reward objectives, as well as the Company’s liquidity requirements, the Company may sell these securities prior to their stated maturities. These securities are viewed as being available to support current operations. As a result, the Company classifies securities with maturities beyond 12 months as long-term assets under the caption long-term marketable securities in the consolidated balance sheet. The Company reports available-for-sale investments at fair value as of each consolidated balance sheet date and records any unrealized gains and losses as a component of stockholders’ equity (deficit). At December 31, 2013, the fair value of marketable securities approximated cost and as such, no gains or losses were recorded as a component of other comprehensive income (loss). At December 31, 2014, investments in equity securities were classified as long-term marketable securities and were carried at fair value, as determined by quoted market prices, as such, gains were recorded as a component of other comprehensive income. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) in the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and recognizes the impairment by releasing other comprehensive income to the consolidated statement of operations. There were no such adjustments necessary during the year ended December 31, 2014.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days of the invoice date.

The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in collection of accounts receivable. This estimate is based on the current review of existing receivables and historical experience in the industry. The allowance and associated accounts receivable are reduced when the receivables are determined to be uncollectible. Currently, the Company considers accounts receivable to be fully collectible.

Inventories

Inventories are stated at the lower of cost or market and consist of raw materials, work-in-process and finished goods. Cost is determined by the average cost method for raw materials and standard cost for work-in-process and finished goods, which approximates average cost. Market is considered the lower of prevailing replacement cost or net realizable value. Inventories acquired in business combinations are recorded at fair value as of acquisition date.

Property and Equipment

The Company records property and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination, less accumulated depreciation and amortization. Depreciation expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory and office equipment	3–5 years
Computer equipment	3–5 years
Furniture	3–7 years
Vehicles	3–5 years
Leasehold improvements	3–10 years

Leasehold improvements are amortized over the shorter of the life of the related asset or the term of the lease.

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Costs of major additions and betterments are capitalized and depreciated on a straight-line basis over their useful lives. When property and equipment are disposed of, the cost and respective accumulated depreciation and amortization are removed from the books. Any gain or loss on disposal is recorded in the consolidated statements of operations.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s business combinations (Note 20) and represents the difference between the purchase price and the estimated fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

The Company tests goodwill at the reporting unit level for impairment on an annual basis and between annual tests, if events and circumstances indicate impairment may exist. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business and an adverse action or assessment by a regulator.

The Company completed its annual goodwill impairment testing during the third quarter of 2014. The Company determined as of the testing date that it still consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill as of the testing date.

Impairment charges related to goodwill have no impact on the Company’s compliance with financial covenants.

Intangible Assets

The Company’s intangible assets consist of intellectual property rights acquired for currently marketed products and intellectual property rights acquired for in-process research and development (“IPR&D”). All of the Company’s intangible assets were recorded in connection with the Company’s business combinations (Note 20). The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives once the acquired technology is developed into a commercially viable product.

The estimated useful lives of the individual categories of intangible assets are based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the time the intangible assets are estimated to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method.

Indefinite-lived IPR&D intangible assets are assessed for impairment at least annually. In addition, all intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows for definite-lived intangible assets and discounted cash flows for indefinite-lived IPR&D intangible assets expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted (definite-lived) or discounted (indefinite-lived) future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on intangible assets.

The Company completed its annual indefinite-lived IPR&D intangible assets impairment testing during the fourth quarter of 2014. For purposes of impairment testing, the fair value of the indefinite-lived IPR&D intangible assets were determined by using the framework of ASC 820, Fair Value Measurement. When determining the fair value of the indefinite-lived IPR&D intangible assets, the Company revisited all assumptions used in measuring the indefinite-lived IPR&D intangible assets at the time of acquisition, and evaluated and considered new and updated data and information available. The Company noted the fair values for all indefinite-lived IPR&D intangible assets were greater than the carrying value. As such, no impairment was recognized as of the testing date.

Derivative Financial Instruments

In 2013, the Company held no derivative financial instruments. Beginning in 2014, the Company began accounting for its derivative instruments as either assets or liabilities and carries them at fair value. The Company’s sole derivative (Note 11) is a warrant to purchase common stock and is adjusted to fair value through current income.

Foreign Currency

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

During 2013, the Company had limited foreign currency exposure. With the acquisition of Okapi Sciences (Note 20) in 2014, the Company is exposed to effects of foreign currency from translation. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in other income (expense) in the consolidated statements of operations. The results of operations for subsidiaries, whose functional currency is not the U.S. Dollar, are translated into the U.S. Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of these exchange rate adjustments is included in a separate component of other comprehensive income (loss) in the consolidated balance sheets. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from long-term investments in subsidiaries. Gains and losses from long-term investments in subsidiaries are included in a separate component of other comprehensive income (loss).

Business Combinations

The Company’s business acquisitions were made at a price above the fair value of the assets acquired and liabilities assumed, resulting in goodwill, based on the Company’s expectations of synergies and other benefits of combining the businesses. These synergies and benefits include elimination of redundant facilities, functions and staffing; use of the Company’s existing commercial infrastructure to expand sales of the products of the acquired businesses; and use of the commercial infrastructure of the acquired businesses to expand product sales in a cost-efficient manner.

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

Deferred Public Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should it no

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

longer be considered probable that the equity financing will be consummated, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations. The Company recorded $0 and $33 deferred offering costs as of December 31, 2014 and 2013, respectively.

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

Debt Issuance Costs, net

Debt issuance costs, net represent legal and other direct costs related to the Company’s Credit Facility (Note 12). These costs are recorded as debt issuance costs on the consolidated balance sheet at the time they are incurred and are amortized to interest expense through the scheduled final principal payment date. During the year ended December 31, 2014, the Company recorded an additional $11 of debt issuance costs and recognized $41 of amortization expense related to debt issuance costs. During the year ended December 31, 2013, the Company recorded $83 of debt issuance costs and recognized $33 of amortization expense related to debt issuance costs.

Revenue Recognition

The Company’s principal revenue streams were licensing and collaboration and product sales. Beginning in 2014, as a result of the Okapi Sciences NV acquisition (Note 20), the Company generates revenue from research and development services. Revenues from the performance of research and development services are recorded as licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

The Company recognizes revenue when all of the following conditions are met:

•	there is persuasive evidence of an agreement or arrangement;
•	delivery of products has occurred or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectibility is reasonably assured.

The Company’s principal revenue streams and their respective accounting treatments are discussed below:

(i) Product sales - Revenue for the sale of products is recognized when delivery has occurred and substantially all the risks and rewards of ownership have been transferred to the customer. Revenue for the sale of products are recorded net of sales returns, allowances and discounts.

(ii) Royalty revenue - Royalty revenue relating to the Company’s out-licensed technology is recognized when reasonably estimable. The revenues are recorded based on estimates of the licensee’s sales that occurred during the relevant period. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically in the following quarter. If the Company is unable to reasonably estimate royalty revenue or does not have access to the information, then the Company records royalty revenue on a cash basis.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(iii) Licensing and collaboration revenues - Revenues derived from product out-licensing arrangements typically consist of an initial up-front payment on inception of the license and subsequent milestone payments contingent on the achievement of certain clinical and sales milestones. Product out licensing arrangements may require the Company to provide multiple deliverables to the licensee which would require the total selling price to be allocated between each of the separable elements in the arrangement using the relative selling price method. An element is considered separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

Milestone payments which are non-refundable, non-creditable and contingent on achieving certain development, regulatory, or commercial milestones are recognized as revenues either on achievement of such milestones or over the period the Company has continuing substantive performance obligations.

Research and Development Costs

Research and development costs are expensed as incurred. Included in research and development costs are wages, stock-based compensation and employee benefits, and other operational costs related to the Company’s research and development activities, including facility-related expenses, external costs of outside contractors engaged to conduct both preclinical and clinical studies and allocation of corporate costs. Payments received from external parties to fund the Company’s research and development activities are used to reduce the Company’s research and development expenses. If IPR&D is acquired in an asset purchase then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are recorded as selling, general and administrative expenses as incurred, as recoverability of such expenditures is uncertain.

Shipping

Shipping costs are included in cost of product sales.

Sales Tax

The Company collects and remits taxes assessed by various governmental authorities. These taxes may include sales, use and value added taxes. These taxes are recorded on a net basis and are excluded from sales.

Accounting for Stock-Based Compensation

The Company’s stock-based compensation program grants awards that may consist of stock options and restricted stock awards. The fair values of stock option grants are determined as of the date of grant using the Black-Scholes option pricing method. This method incorporates the fair value of the Company’s common stock at the date of each grant and various assumptions such as the risk-free interest rate, expected volatility based on the volatility of the Company’s common stock price, expected dividend yield, and expected term of the options. The fair values of restricted stock awards are determined based on the fair value of the Company’s common stock. Prior to the Company’s initial public offering of its common stock in June 2013, the fair value of the common stock was determined by management and the Board of Directors, on the date of grant. Beginning in the first quarter of 2014, the Company began to base expected volatility on the historical volatility of its common stock, as adequate historical data regarding the volatility of its common stock price had become available.

The fair values of the stock-based awards, including the effect of estimated forfeitures, are then expensed over the requisite service period, which is generally the award’s vesting period. The Company classifies stock-based compensation expense in the consolidated statements of operations in the same manner in which the respective award recipient’s payroll costs are classified.

For stock-based awards granted to consultants and nonemployees, compensation expense is recognized over the period during which services are rendered by such consultants and nonemployees until completed. At the end of each financial reporting period prior to completion of the service, the value of these awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option pricing model.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

For stock-based awards granted to employees under the 2010 Equity Incentive Plan (the “2010 Plan”), the Company allows employees to exercise certain awards prior to vesting. However, the employee may not sell or transfer these awards prior to vesting. For most of these awards, the Company has the right, but not the obligation, to repurchase any unvested (but issued) shares of common stock upon termination of employment or service at the lesser of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. If a stock option is early exercised in this circumstance, the consideration received for an exercise of an option is considered a deposit of the exercise price, and the related dollar amount is recorded as a liability. The unvested shares and liability are reclassified to equity as the award vests. The Company has 90 days from the effective termination of employment or service to repurchase unvested shares that are issued upon the exercise of a stock option prior to its vesting. If, after 90 days, the Company has elected not to repurchase the unvested shares, the shares would become vested in full. The Company would then apply modification accounting and any resulting compensation expense would be immediately recognized related to the award. Upon vesting, these shares would be considered issued and outstanding shares of common stock for accounting purposes.

In addition, the Company has granted restricted stock awards subject to repurchase to one employee, under which the Company has the right, but not the obligation, upon termination of the holder’s employment or service, to repurchase unvested shares at the greater of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination (Note 16).

Comprehensive Loss

During 2014, there were differences between net loss and comprehensive loss. The Company includes foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets and unrealized holding gains and losses on available-for-sale securities in comprehensive loss. For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss.

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

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the Board of Directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common stockholders resulting from preferred stock dividends, accretion or modifications, net losses are not allocated to participating securities. The Company reported a net loss attributable to common stockholders in each of the years ended December 31, 2014, 2013 and 2012.

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss attributable to common stockholders is computed by adjusting net loss attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net loss per share attributable to common stockholders is computed by dividing the diluted net loss attributable to common stockholders by the weighted average number of shares of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potentially dilutive securities. For periods in which the Company has reported net losses, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since their impact would be anti-dilutive to the calculation of net loss per share. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders for each of the years ended December 31, 2014, 2013 and 2012.

Concentration of Credit Risk and of Significant Suppliers and Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. At December 31, 2014, the Company’s short-term investments included reverse repurchase agreements that are tri-party, have maturities of 90 days or less at the time of investment and the underlying collateral is U.S. government securities including U.S. treasuries, agency debt and agency mortgage securities.  At December 31, 2014 and 2013, all of the Company’s fixed income marketable securities were invested in Certificates of Deposit (“CDs”) insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company also generally maintains balances in various operating accounts in

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

excess of federally insured limits at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a pet therapeutics company developing compounds to address unmet and under-served medical needs in companion animals. All assets were held in the United States and Belgium as of December 31, 2014.

Recently Issued and Adopted Accounting Pronouncements

Intangibles—Goodwill and Other: Testing Goodwill for Impairment: In September 2011 the Financial Accounting Standards Board (“FASB”) issued guidance that simplifies how an entity tests goodwill for impairment. This guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result the existence of its qualitative, events and circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. This update does not change the current guidance for testing other indefinite-lived intangible assets for impairment. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The adoption of this standard in 2014 resulted from the Company’s business combination and did not have any impact on the Company’s financial position, results of operations, comprehensive income or cash flows as the guidance did not apply be until the first year the Company completed a goodwill impairment test.

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

ARATANA THERAPEUTICS, INC.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2014 and 2013 the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2014 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,972	$—	$6,972	$—	$6,972
Money market fund	45	—	45	—	45
Short-term investments:
Short-term marketable securities - Certificate of deposit	249	—	249	—	249
Reverse repurchase agreements	88,000	—	88,000	—	88,000
Long-term marketable securities:
Common Stock	2,452	2,452	—	—	2,452
Derivative financial instruments	1,108	—	1,108	—	1,108
	$98,826	$2,452	$96,374	$—	$98,826
Liabilities:
Contingent consideration	$4,248	$—	$—	$4,248	$4,248
	$4,248	$—	$—	$4,248	$4,248

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2013 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Short-term investments:
Short-term marketable securities - Certificate of deposits	$4,670	$—	$4,670	$—	$4,670
	$4,670	$—	$4,670	$—	$4,670
Liabilities:
Contingent consideration(1)	$4,115	$—	$—	$4,115	$4,115
	$4,115	$—	$—	$4,115	$4,115

__________________

(1)	Contingent consideration consists of current portion: $2,572 and long-term contingent consideration: $1,543 in the consolidated balance sheet.

Certain estimates and judgments are required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Cash equivalents – the fair value of the cash equivalents has been determined to be amortized cost.
•	Reverse repurchase agreements – the fair value of reverse repurchase agreements has been determined to be amortized cost.
•	Marketable securities (long-term) – the fair value of marketable securities has been based on quoted prices in active markets or exchanges for identical assets.
•

Marketable securities (short-term) – the fair value of marketable securities has been estimated based on quoted prices in active markets prices for identical assets or for similar assets in markets that are not active.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

•

Derivative financial instruments – the fair value of the derivative instruments has been estimated using a modified Black-Scholes model. Inputs into the Black-Scholes model include interest rates, stock volatilities and dividend data.

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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2014, transfer of investments between Level 1 and Level 2 were $2,452. In the third quarter of 2014, the Company re-classified its common stock investment in Advaxis (Note 14) to a Level 1 investment from Level 2, because the Company is no longer precluded from selling shares due to restrictions imposed by Rule 144 of the Securities Act of 1933. Previously, the Company calculated a lack of marketability discount on the fair value of the Advaxis common stock because of trading restrictions on the shares. The Company considered the inputs used to calculate the lack of marketability discount Level 2 inputs and, as a result, the Company classified this investment as Level 2. The Company determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

	2014	2013
As of January 1,	$4,115	$—
Initial recognition of contingent consideration payable	15,166	3,810
Settlement of contingent consideration payable	(15,235)	—
Recognition of change in fair value in the consolidated statement of operations (within selling, general and administrative)	202	305
As of December 31,	$4,248	$4,115

Quantitative Information about Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

Quantitative information about the Company’s recurring Level 3 fair value measurements is included below:

Financial liabilities:

	FAIR VALUE AT MEASUREMENT DATE
		Valuation	Significant		Weighted
At December 31, 2014	Fair value	technique	unobservable inputs	Range	average
Contingent consideration	$4,248	Income approach (probability weighted discounted cash flow)	Probability of milestones being achieved	25.00% to 97.50%	68.43%
			Assumed market participant discount rate	5.50%
			Periods in which milestones are expected to be achieved	2015

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

	FAIR VALUE AT MEASUREMENT DATE
		Valuation	Significant		Weighted
At December 31, 2013	Fair value	technique	unobservable inputs	Range	average
Contingent consideration	$4,115	Income approach (probability weighted discounted cash flow)	Probability of milestones being achieved	3.8% to 95.00%	71.44%
			Assumed market participant discount rate	5.50%
			Periods in which milestones are expected to be achieved	2014 to 2015

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

On January 2, 2015 the Company was granted a full product license for AT-004. The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics shareholders per the terms of Vet Therapeutics merger agreement. Further, on February 24, 2015 in connection with the mutual termination of the NAH Agreement for AT-004, the Company obtained consent from the shareholder representative of the former Vet Therapeutics shareholders that the $3,000 payment shall cause the Company to have no further obligation or liability under the merger agreement. The Company paid the $3,000 contingent consideration in March 2015. During the first quarter of 2015, the Company will record a credit of $1,249 to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders (Note 20).

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value as at December 31, 2014 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	DECEMBER 31, 2014
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,963	$14,933

	DECEMBER 31, 2013
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,935	$15,040

Certain estimates and judgments were required to develop the fair value amounts. The fair value amount shown above is not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The fair value of loan payable was estimated using discounted cash flow analysis discounted at current rates.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

5.  Investments

Marketable Securities

As of December 31, 2014 and 2013, the fair value of available-for-sale marketable securities by type of security was as follows:

	DECEMBER 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificate of Deposit	$249	$—	$—	$249
Long-term marketable securities:
Common stock	1,200	$1,252	$—	$2,452
Total	$1,449	$1,252	$—	$2,701

At December 31, 2014, unrealized gains in the amount of $1,252 were recorded as a component of other comprehensive loss.

	DECEMBER 31, 2013
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificates of deposit	$4,670	$—	$—	$4,670
Total	$4,670	$—	$—	$4,670

At December 31, 2014 and 2013, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

Reverse Repurchase Agreements

The Company, as part of its cash management strategy, may invest excess cash in reverse repurchase agreements. All reverse repurchase agreements are tri-party and have maturities of 90 days or less at the time of investment. The underlying collateral is U.S. government securities including U.S. treasuries, agency debt and agency mortgage securities. The underlying collateral posted by each counterparty is required to cover 102% of the principal amount and accrued interest after the application of a discount to fair value.

6. Receivable from Stockholder

At December 31, 2014 and 2013, receivable from stockholder consisted of the following:

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Receivable from stockholder	$—	$1,001

The receivable from stockholder as of December 31, 2013, arose from the Vet Therapeutics, Inc. acquisition. In conjunction with the payment of the initial closing considerations of the acquisition, a former Vet Therapeutics, Inc. equity and option shareholder, who subsequently became a Company employee, was paid $1,001 in excess of the initial closing current consideration due to the individual. The entire amount has been remitted back to the Company.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

7. Inventories

Inventories are stated at the lower of cost or market and are comprised of the following:

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Raw materials	$115	—
Work-in-process	206	$55
Finished goods	106	—
	$427	$55

8. Property and Equipment, Net

Property and equipment consisted of the following:

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Laboratory and office equipment	$478	$90
Computer equipment and software	68	40
Furniture	71	2
Vehicles	34	—
Leasehold improvements	102	—
Construction in process	49	7
Total property and equipment	802	139
Less: Accumulated depreciation and amortization	(182)	(41)
Property and equipment, net	$620	$98

Depreciation expense was $152,  $16, and $13 for the years ended December 31, 2014, 2013 and 2012, respectively. During the year ended December 31, 2014, $53 in assets were sold for a $1 loss. No gain/loss was recognized during the year ended December 31, 2013.

9. Goodwill

In 2013, the Company completed its acquisition of Vet Therapeutics (Note 20). The fair value of consideration exceeded the fair value of assets and liabilities acquired, which resulted in goodwill of $25,646 (see Note 20). In January 2014, the Company completed its acquisition of Okapi Sciences. The fair value of consideration exceeded the fair value of assets and liabilities acquired which resulted in goodwill of $17,909.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The following is a summary of goodwill as of December 31, 2014:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$41,398	$—	$41,398

The change in the net book value of goodwill for the year ended December 31, 2014, is shown in the table below:

	2014	2013
		(As Restated)
As of January 1,	$25,646	$—
Acquisition	17,909	25,646
Effect of foreign currency exchange	(2,157)	—
As of December 31,	$41,398	$25,646

10. Intangible Assets, Net

In January 2014, the Company completed its acquisition of Okapi Sciences (Note 20). The Company acquired certain identifiable intangible assets related to Okapi Sciences’ technology.

The following is a summary of unamortized intangible assets:

GROSS
CARRYING
Unamortized intangible assets:	VALUE

Intellectual property rights acquired for IPR&D	$25,860

The following is a summary of amortized intangible assets:

	GROSS		NET	WEIGHTED
	CARRYING	ACCUMULATED	CARRYING	AVERAGE
Amortized intangible assets:	VALUE	AMORTIZATION	VALUE	USEFUL LIFE
Intellectual property rights for currently marketed products:
AT-004	$28,572	$1,726	$26,846	20	Years
AT-005(1)	$10,080	$462	$9,618	20	Years

(1) AT-005 received a conditional license in early 2014 which initiated amortization for this intangible.

The change in the net book value of other intangible assets is shown in the table below:

	2014	2013
		(As Restated)
As of January 1,	$38,354	$—
Acquisitions	29,400	38,652
Amortization charged	(1,891)	(298)
Effect of foreign currency exchange	(3,540)	—
As of December 31,	$62,323	$38,354

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

intangible assets for the year ended December 31, 2014 amounted to  $1,891.  Indefinite-lived IPR&D intangible assets are not amortized until a product reaches its first conditional license or approval, then it is amortized over their estimated useful life.

The following is a summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding years as of December 31, 2014:

YEAR ENDING DECEMBER 31,
2015	$1,933
2016	1,933
2017	1,933
2018	1,933
2019	1,933

On February 24, 2015 the Company and Elanco mutually terminated the NAH Agreement (Note 14). Due to the termination, the Company became responsible for all commercial and manufacturing activities associated with AT-004 beginning in 2015. Therefore, the Company conducted an impairment assessment and concluded that the AT-004 intangible asset was not impaired. The assessment included re-launching the product in the second half of 2015, as well as manufacturing expenses, technology royalties, post-approval studies, marketing, and selling expenses to commercialize the product.

11. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in the other long-term assets. In 2014, the Company’s derivative financial instrument is not designated as a hedging instrument and is adjusted to fair value through earnings in the other income (expense).

The following table shows the Company’s derivative instrument at gross fair value:

	FAIR VALUE OF DERIVATIVES NOT
	DESIGNATED AS HEDGE INSTRUMENT
	DECEMBER 31, 2014	DECEMBER 31, 2013
Derivative assets:
Warrant (Notes 4 and 14)	$1,108	$—

The following table shows the gain recognized in other income (expense):

	GAIN RECOGNIZED IN
	OTHER INCOME
	YEAR ENDED
	DECEMBER 31,
	2014	2013
Derivative assets:
Warrant	$465	$—

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of December 31, 2014:

	DECEMBER 31, 2014
	NOTIONAL/	CREDIT
	PRINCIPAL/SHARES	RISK
Instruments not designated as hedging instruments:
Warrant	153,061	$476

The notional principal shares amounts for outstanding derivative instruments provide one measure of the transaction volume outstanding and do not represent the amount of the Company’s exposure to credit or market loss. The credit risk amount represents the

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Company’s gross exposure to potential accounting loss on derivative instruments that are outstanding or unsettled if all counterparties failed to perform according to the terms of the contract, based on then-current market prices at each respective date.

12. Debt

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

On June 13, 2014, the Company and Vet Therapeutics entered into an additional amendment of the Credit Facility (the “Second Credit Facility Amendment”), which, among other things, converted $15,000 in outstanding term loans under the Credit Facility into non-revolving loans (the “Converted Loans”) and modified certain terms and conditions of the loans, including fixing the interest rate at a fixed annual rate of 5.50%. The Company is obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016, on which date all amounts owed with respect to such non-revolving term loans will be due. If the Company and Vet Therapeutics remain in compliance with the terms of the Credit Facility through June 13, 2016 and Square 1, and the Company and Vet Therapeutics mutually agree to the structure of the financial covenants going forward, the Company and Vet Therapeutics shall have the option (subject to Square 1’s agreement to such financial covenant structure) to amortize the principal amount of the loans under the Credit Facility starting on June 13, 2016. If the Company and Vet Therapeutics elect to amortize the principal amount of the loans under the Credit Facility on June 13, 2016 (subject to Square 1’s agreement to financial covenant structure going forward), the principal amount of the loans shall be payable in 24 equal monthly installments of principal, plus all accrued but unpaid interest, beginning on the date that is one month immediately following June 13, 2016.

On the issuance date of March 4, 2013, the Initial Term Loan was recorded in the consolidated balance sheet, net of discount of $73, related to fees assessed by the lender at the time of borrowing. The additional $13 of fees assessed by Square 1 in connection with the Second Credit Facility Agreement were capitalized and will be recognized over the term of the loan as the amendment was determined to be a debt modification. The carrying value of this debt is being accreted to the principal amount of the debt by charges to interest expense using the effective-interest method over the two-year term of the Converted Loans to the maturity date of June 13, 2016. At December 31, 2014, the debt discount balance totaled $39. Accretion amounts recognized as interest expense for the year ended December 31, 2014, were $41.

Estimated future principal payments under the Credit Facility, as amended are as follows:

YEARS ENDING DECEMBER 31,
2015	$—
2016	15,000
2017	—
2018	—
2019	—
Thereafter	—
Total	$15,000

During the years ended December 31, 2014 and 2013, the Company recognized $875 and $357 of interest expense related to the Credit Facility, respectively.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

13. Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses, other current liabilities and other long-term liabilities consisted of the following:

	DECEMBER 31,	DECEMBER 31,
	2014	2013
Accrued expenses:
Accrued payroll and related expenses	$2,017	$1,017
Accrued professional fees	429	600
Accrued royalty expense	72	70
Accrued interest expense	41	71
Accrued research and development costs	663	662
Accrued other	7	75
	$3,229	$2,495

Other current liabilities:
Early exercise of stock-based awards	$46	$57
	$46	$57

Other long-term liabilities:
Early exercise of stock-based awards	$30	$75
	$30	$75

14. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (the “RaQualia Agreements”), that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (AT-002) and RQ-00000007 (AT-001). The transaction was accounted for as a purchase of assets, as the acquired assets did not constitute a business under the guidance of ASC 805, Business Combinations. The Company paid cash to RaQualia as consideration for the technology licenses for AT-001 and AT-002 and will be required to pay RaQualia milestone payments associated with AT-001 and AT-002 of up to $10,000 and $8,500, respectively, upon the Company’s achievement of certain development and regulatory milestones, as well as mid-single digit royalties on the Company’s product sales, if any. As of December 31, 2014 and December 31, 2013, the Company had not accrued or paid any milestone or royalty payments since execution of the RaQualia Agreements.

The Company does not expect to achieve any additional milestones related to the RaQualia Agreements within the next twelve months.

On July 12, 2012, the Company entered into an API Development Agreement with RaQualia (the “RaQualia API Agreement”) to develop the active pharmaceutical ingredient in relation to compound RQ-00000007 (AT-001). Under the terms of the RaQualia API Agreement, RaQualia was required to pay $800 to the Company upon execution of the agreement. The Company was also eligible to receive another $800 payment for the successful development and delivery of the API to RaQualia. The Company delivered the API to RaQualia during the fourth quarter of 2014. In October 2014, the Company received notice that API delivered to RaQualia was accepted. Per the terms of the AT-001 RaQualia Agreement, the Company was entitled to an $800 payment for the successful development and delivery of the API to RaQualia. The Company recognized $1,600 in other income, consisting of the $800 deferred income related to the payment received at execution and the $800 payment from RaQualia based on the successful delivery during the fourth quarter of 2014.

Pacira Pharmaceuticals, Inc. (“Pacira”)

On December 5, 2012, the Company entered into an Exclusive License, Development, and Commercialization Agreement with Pacira (the “Pacira Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for a bupivacaine liposome injectable suspension for the treatment of post-operative pain. Under the terms of the Pacira Agreement, the Company paid an initial license fee of $1,000. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $1,000 was expensed upon acquisition. The Company will be required to pay Pacira milestone

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

payments of up to $42,500 upon the Company’s achievement of certain regulatory and commercial milestones, as well as tiered royalties on the Company’s product sales, if any. Under the terms of the agreement, a $500 milestone payment was payable upon the earlier of the dosing of the first client-owned animal in a clinical field trial or December 31, 2013. As this milestone payment was due on December 31, 2013, even if a dosing had not then commenced, it was considered to be a time-based milestone payment. Accordingly, this milestone payment was considered to be a portion of the minimum consideration paid for the acquisition of the AT-003 license and, as such, was accrued upon the execution of the Pacira Agreement. During 2013, the Company paid the $500 milestone payment.

The Company does not expect to achieve additional milestones related to the Pacira Agreement within the next twelve months.

Alere Inc. (“Alere”) (formerly Inverness Medical Innovations, Inc.)

On April 2, 2009, Vet Therapeutics entered into a Collaboration Agreement with Alere (the “Alere Agreement”) to develop monoclonal antibodies for canine CD20, a B-lymphocyte antigen and canine CD52, a CAMPATH-1 antigen. The Company is required to pay low to mid-single digit royalties on net product sales allocable to the collaboration’s monoclonal antibody targets, if any. During each of the years ended December 31, 2014 and December 31, 2013, the Company had recognized $1 in royalty expense related to the Alere Agreement. This agreement applies to AT-004, AT-005 and would apply to any other products that would utilize the technology.

Crucell Holland B.V. (“Crucell”)

On April 2, 2013, Vet Therapeutics entered into a Commercial License Agreement with Crucell (the “Crucell Commercial Agreement”), under which the Company received a commercial license to prepare recombinant antibodies. The Company is required to pay single digit royalties on net product sales by the Company allocable to Crucell’s producer cells and/or producer cell know-how, if any. The Company is required to pay Crucell a minimum royalty of $70 that is subject to a yearly inflation index adjustment. The Company may also be required to pay up to $405 in sales milestone payments, based on future sales of certain products. No accrual has been made for the milestone payments as sales milestone levels have not been achieved. During the year ended December 31, 2014, the Company had recognized $72 in royalty expense which includes the accrued the minimum royalty of $70 related to the Crucell Commercial Agreement. This agreement applies to AT-004, AT-005 and would apply to any other products that would utilize the technology.

Elanco Animal Health, Inc. (“Elanco”) (formerly Novartis Animal Health, Inc. “NAH”)

On December 6, 2012, Vet Therapeutics entered into an Exclusive Commercial License Agreement with NAH (the “NAH Agreement”), under which Vet Therapeutics granted a commercial license to NAH for AT-004 for the United States and Canada. Vet Therapeutics received an upfront nonrefundable payment in the amount of $2,000 and another $2,000 for obtaining a Conditional License for AT-004. Under this agreement the Company was entitled to another $5,000 upon the achievement of various regulatory and development milestones. As of December 31, 2014 these milestones had not been achieved. In addition, the Company would receive tiered royalties based on future net sales of AT-004 by NAH. The Company was responsible for the manufacturing of AT-004 until the successful transfer of the manufacturing technology to NAH’s chosen manufacturer. Product sold to NAH was provided for cost plus an agreed upon margin.

On January 2, 2015 the Company was granted a full product license from the USDA for AT-004. The approval resulted in a $3,000 milestone being earned and due to the Company per the terms of the NAH Agreement. During the first quarter of 2015, the Company will recognize $3,000 of licensing revenue related to the milestone payment.

On February 24, 2015 the Company and Elanco agreed to terminate the NAH Agreement. In consideration for the return of the commercial license granted to NAH, the Company paid Elanco $2,500 in March of 2015, and will be required to pay an additional $500 upon the first commercial sale by the Company. The Company has determined that it is probable that the $500 payment will be paid and will record the $500 as a current liability in the first quarter of 2015, as the Company believes the first commercial sale will occur in the second half of 2015. The Company will record the $3,000 payable to NAH as a reduction in revenue in the first quarter which will offset the $3,000 milestone payment NAH will make to the Company.

On August 21, 2013, Okapi Sciences entered into an Exclusive License, Development, and Commercialization Agreement with Elanco (the “Elanco AT-006 Agreement”) that granted Elanco global rights for development and commercialization of licensed animal health products for an anti-viral for the treatment of feline herpes virus induced ophthalmic conditions. As a result of the Company’s acquisition of Okapi Sciences, the Company has assumed the rights and obligations under this agreement. The Company is responsible for the development and obtaining regulatory approval of AT-006 and Elanco is responsible for the commercialization. The Company will be entitled to receive from Elanco milestone payments of up to €7,500 upon Aratana’s achievement of certain

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

regulatory milestones and Elanco achievement of certain commercial milestones, as well as tiered royalties on Elanco’s product sales, if any. The Company is entitled to receive from Elanco up to $2,500 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee. As of the acquisition date, Okapi Sciences had incurred $930 of development expenses. The remaining funding of up to $1,570 will be recognized as revenue as development expenses are incurred by the Company and all revenue recognition criteria are met.

During the year ended December 31, 2014, the Company recognized $452 of research and development services revenue related to the Elanco AT-006 Agreement. As of December 31, 2014, the Company had not accrued or received any milestone or royalty payments since execution of the Elanco AT-006 Agreement.

Kansas Bioscience Authority (“KBA”) Programs

On March 6, 2012, the Company was awarded a research and development grant from KBA, a non-principal owner independent entity of the State of Kansas, which could provide up to $1,333 in research and development funding to the Company over a period of approximately two years. The grant will support pre-formulation, formulation, manufacture and pivotal studies of the Company’s first two companion animal development programs, AT-001 and AT-002. The grant has an initial term of approximately 24 months ending on March 31, 2014. The Company recognizes funding received under this grant in other income in the consolidated statements of operations when payment is received from KBA. During the year ended December 31, 2014, the Company recognized income from the KBA research and development grant of $62. The Company received $641 during the life of the agreement. During the year-ended December 31, 2013, the Company recognized income of $478 under this grant and during the year-ended December 31, 2012, the Company recognized income of $100.

Further, in private offerings the Company conducted in December 2010, November 2011, February 2012 and January 2013, the Company issued to the KBA shares of convertible preferred stock in exchange for aggregate proceeds of approximately $1,300. Such shares have subsequently converted to common stock.

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

Advaxis Inc. (“Advaxis”)

On March 19, 2014, the Company entered into an Exclusive License Agreement with Advaxis (the “Advaxis Agreement”) that granted the Company containing the active pharmaceutical ingredient exclusive global rights for development and commercialization of certain animal health products for Advaxis’ included in ADXS-cHER2 product in animal health applications. The Company is developing this product for the treatment of osteosarcoma in dogs (“AT-014”) as well as three additional cancer immunotherapy products for the treatment of three other types of cancer. Under the terms of the Advaxis Agreement, the Company paid $2,500 in exchange for the license, 306,122 shares of common stock, and a warrant to purchase 153,061 shares of common stock. The consideration was allocated to the common stock and warrant based on their fair values on the date of issuance of $1,200 and $643, respectively. The remaining consideration of $657 was allocated to the licensed technology. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $657 was expensed upon acquisition. The Company will be required to pay Advaxis milestone payments of up to an additional $6,000 in clinical and regulatory milestones for each of the four products, assuming approvals in both cats and dogs, in both the United States and the European Union. In addition, the Company agreed to pay up to $28,500 in commercial milestones, as well as tiered royalties ranging from mid-single digit to 10% on the Company’s product sales, if any.

The Company does not expect to achieve additional milestones related to the Advaxis Agreement within the next twelve months.

Under the terms of the subscription agreement, the Company acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1,843. The warrant is exercisable through March 19, 2024, at an exercise price of $4.90 per share of common stock and is to be settled through physical share issuance or net share settlement where the total number of

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

issued shares is based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise. Neither the common stock nor warrant have registration rights. The Company allocated the consideration of $1,843 to Advaxis common stock ($1,200) and the Advaxis warrant ($643) based on their respective fair values and recorded the purchase in marketable securities and other long-term assets, respectively. See Note 4 for subsequent fair value matters related to the Advaxis common stock and warrant.

In January 2015, Aratana sold 124,971 shares of Advaxis common stock for proceeds of $1,500.

Vet-Stem, Inc. (“Vet-Stem”)

On June 12, 2014, the Company entered into an Exclusive License Agreement with Vet-Stem (the “Vet-Stem Agreement”) that granted the Company the exclusive United States rights for commercialization and development of Vet-Stem’s allogeneic stem cells being developed for the treatment of pain and inflammation of canine osteoarthritis (“AT-016”). Vet-Stem is responsible for the development and obtaining regulatory approval of AT-016 and the Company is responsible for the commercialization of licensed products. Under the terms of the Vet-Stem Agreement, the Company paid an initial license fee of $500. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health.

Accordingly, in-process research and development of $500 was expensed upon acquisition. The Company will be required to pay Vet-Stem milestone payments of up to $4,500 upon Vet-Stem’s achievement of certain development and regulatory milestones, as well as tiered royalties in the low double digit percentages on the Company’s product sales, if any. The Company could be required to pay to Vet-Stem up to $3,600 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee.

The Company expects Vet-Stem to achieve multiple development and regulatory milestones related to the Vet-Stem Agreement within the next twelve months.

Atopix Therapeutics Ltd.

On October 10, 2014, the Company entered into an Exclusive License Agreement with Atopix (the “Atopix Agreement”) that granted the Company an exclusive global license for development and commercialization of animal health products containing the active pharmaceutical ingredient included in Atopix’s CRTH2 antagonist product for the treatment of atopic dermatitis (“AT-018”). Under the terms of the Atopix Agreement, the Company paid an initial license fee of $1,000. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $1,000 was expensed upon acquisition. The Company will be required to pay Atopix milestone payments of up to an additional $4,500 in clinical and regulatory milestones, assuming approvals in both cats and dogs, in both the United States and the European Union, as well as tiered royalties in the mid-single digits on the Company’s product sales, if any.

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

No Exclusive Option Programs were entered into during the year ended December 31, 2014.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In January 2014, one of the option periods expired and the Company elected not to opt-in to the License Agreement via exercise of the option or extend the option period.

During June 2014, the Company entered into an amendment to extend the option with a third party for a molecule to treat seizures in dogs (“AT-Beta”) for an additional 12 months in exchange for a non-refundable, non-creditable extension fee which was charged to expense.

During the years ended December 31, 2014 and December 31, 2013, the Company recognized expenses of $307  and $915, respectively, due to these exclusive option programs as Research and development expense.

15. Preferred Stock

As of December 31, 2014 and 2013, there were no preferred shares outstanding. The Company’s Certificate of Incorporation, as amended on July 2, 2013, authorizes the Company to issue 10,000,000 shares of $0.001 par value preferred stock. The Company’s Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of one or more series of preferred stock

As of December 31, 2012, the Company had issued Series A, Series A-1, Series B, and Series C convertible preferred stock (collectively, the “Preferred Stock) having various rights and privileges pertaining to cumulative and noncumulative dividends, voting, liquidation and redemption.

Preferred Stock consisted of the following as of December 31, 2012:

		PREFERRED			COMMON
	PREFERRED	STOCK			STOCK
	STOCK	ISSUED AND	LIQUIDATION	CARRYING	ISSUABLE UPON
	AUTHORIZED	OUTSTANDING	PREFERENCE	VALUE	CONVERSION
Series A convertible preferred stock	10,000,000	9,999,999	$11,674	$9,951	6,016,849
Series A-1 convertible preferred stock	2,750,000	2,750,000	5,500	4,662	1,654,632
Series B convertible preferred stock	5,166,667	5,141,667	16,691	15,241	3,093,655
Series C convertible preferred stock	3,000,000	2,349,541	9,404	9,343	1,413,671
	20,916,667	20,241,207	$43,269	$39,197	12,178,807
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

Issuances

Through December 31, 2012, the Company had issued 15,320,832 shares of Series A, A-1, B and C Preferred Stock. On February 15, 2012, the Company issued 2,570,834 shares of the Series B Preferred Stock (“Series B Preferred Stock”) at an issuance price of $3.00 and received gross proceeds of $7,712. In connection with the 2012 Series B Preferred Stock financing, the Company paid issuance costs totaling $13.

In 2012, the Company issued 2,349,541 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) at an issuance price of $4.00 per share and received gross proceeds of $9,398. In connection with the Series C Preferred Stock financing, the Company paid issuance costs totaling $55.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In 2013, the Company issued 693,571 shares of Series C Preferred Stock at a purchase price of $4.00 per share for gross proceeds of $2,774. In connection with the Series C Preferred Stock financing, the Company paid issuance costs totaling $9.

On May 22, 2013, the Company effected a 1-for-1.662 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the conversion ratio for each series of Convertible Preferred Stock (Note 16). Accordingly, all share and per share amounts for all periods presented in these consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and adjustment of the preferred share conversion ratios.

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

16. Common Stock

As of December 31, 2014, there were 34,147,861 shares of the Company’s common stock outstanding, net of 561,651 shares of unvested restricted common stock. As of December 31, 2013, there were 23,425,487 shares of the Company’s common stock outstanding, net of 672,251 shares of unvested restricted common stock.

Authorized Common Stock

In February 2013, the Board of Directors of the Company approved an amendment of the Company’s Certificate of Incorporation and increased the number of authorized shares of common stock to 25,041,667. On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000, par value $0.001 per share.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2014 and 2013, the Board of Directors had not declared any dividends in any period.

Stock-Based Awards

During the year ended December 31, 2013, the Company issued common stock pursuant to the 2010 Equity Incentive Plan (Note 17) and the 2013 Incentive Award Plan (Note 17). During the years ended December 31, 2014, and December 31, 2013, the Company reacquired from its terminated employees 0 and 33,447 unvested shares of common stock, respectively, that had been issued upon the exercise of a stock option prior to its vesting. During the year ended December 31, 2014, the Company issued common stock pursuant to the 2013 Incentive Award Plan (Note 17).

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

On September 22, 2014, the Company completed a public offering of its common stock in which the Company issued and sold 5,175,000 shares of common stock at a public offering price of $9.25 per share. The Company received net proceeds of approximately $44,827 after deducting underwriting discounts and commissions of approximately $2,872 and other offering expenses of approximately $412.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

17. Stock-Based Awards

2010 Equity Incentive Plan

In 2010, the Company’s Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 Plan”). The 2010 Plan provided for the Company to sell or issue common stock or restricted common stock and to grant incentive stock options or nonqualified stock options for the purchase of common stock with a maximum term of ten years to employees, members of the Board of Directors and consultants of the Company. During the year ended December 31, 2014, no awards were granted from the 2010 Plan. With the adoption and approval of the 2013 Incentive Award Plan (the “2013 Plan”), no further awards will be granted from the 2010 plan.

The 2010 Plan permits the exercise of stock options granted under the plan before the options are fully vested. If a stock option is early exercised in this circumstance, the issued common stock is subject to restrictions on the sale or transfer by the holder that lapse according to the vesting terms of the early-exercised stock option. Unvested shares may not be sold or transferred by the holder. In the event of termination of the holder’s employment, any unvested shares received upon early exercise are subject to repurchase by the Company, typically at the lesser of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. During the year ended December 31, 2012, the Company granted three restricted stock awards under the 2010 Plan that were subject to repurchase at the greater of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. Only one of these three restricted stock awards remain outstanding as of December 31, 2014.

Under the 2010 Plan, the Company has 90 days from the effective termination of the holder’s employment or service to repurchase unvested shares that are issued upon the exercise of a stock award prior to its vesting. If, after 90 days, the Company elects not to repurchase these unvested shares, the shares become vested in full. The Company would then apply modification accounting and any resulting compensation expense would be immediately recognized related to the award. Upon vesting, these shares would be considered issued and outstanding shares of common stock for accounting purposes.

Retrospective Reassessment of the Fair Value of Common Stock

As required by the 2010 Plan, the exercise price for awards granted is not to be less than the fair market value of common stock as determined by the Company’s Board of Directors as of the date of grant. Prior to its initial public offering, the Company valued its ordinary shares by taking into consideration its most recently available valuation of common stock performed by management and the Board of Directors as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant. Between October 4, 2012 and December 31, 2012, the Board of Directors granted stock options for the purchase of 87,241 shares of common stocks with a weighted-average exercise price of $0.40 per share based on its determination of the value of common stock as of the date of grant. On February 28, 2013, the Board of Directors approved the pursuit of an initial public offering of the Company’s common stock. As a result, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2012, the Company reexamined, for financial reporting purposes only, the fair value of common stock during 2012. In connection with that reexamination, the Company determined that a retrospective valuation of the fair value of common stock as of October 4, 2012 was appropriate due to the acceleration of the timeframe to a potential liquidity event, the proposed initial public offering, which had not been contemplated in the original determination of the fair value of the Company’s stock options granted on or after October 4, 2012. Based on this analysis, the fair value of common stock was determined to be $1.06 at October 4, 2012 and $2.59 at December 22, 2012 and remained unchanged through December 31, 2012. As a result, the grant-date fair value of each of the awards granted on October 4, 2012 and October 23, 2012 was revalued to reflect an underlying common stock fair value of $1.06 and the grant-date fair value of each of the awards granted on December 22, 2012 was revalued to reflect an underlying common stock fair value of $2.59. The difference between the original estimated fair value and the reassessed fair value of the Company’s common stock is being, and will continue to be, recorded as additional compensation expense in the statement of operations over the requisite service periods.

Stock Options

During the year ended December 31, 2013, the Company granted under the 2010 Plan stock options for the purchase of 231,445 shares of common stock to certain employees, non-employee consultants and directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months. Awards typically expire after 10 years. The 2010 Plan allows for the early exercise of unvested stock options subject to certain restrictions, including the ability of the Company to repurchase such options upon an option holder’s termination of employment with the Company if such options have not yet vested.

At the year ended December 31, 2014,  192,473 shares of restricted common shares issued due to early exercises were unvested and subject to repurchase. Early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of December 31, 2014 and 2013, the liability related to the early

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

exercise of awards was $76 and $132, respectively, and was recorded in other current liabilities and other long-term liabilities. During the year ended December 31, 2013, the Company repurchased 33,447 unvested shares from terminated employees. No early exercised stock option shares were repurchased by the Company during the year ended December 31, 2014.

The table below summarizes activity related to stock options for the year ended December 31, 2014:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2013	263,467	$1.25	8.94	$4,704
Granted	—	—
Exercised	(47,555)	0.40
Forfeited	(45,446)	0.40
Expired	—	—
Outstanding as of December 31, 2014	170,466	$1.71	8.05	$2,746
Options vested and expected to vest as of December 31, 2014	166,712	$1.70	8.05	$2,687
Options exercisable as of December 31, 2014	168,744	$1.67	8.05	$2,725

For the years ended December 31, 2014, 2013, and 2012, the weighted average grant date fair value of stock options granted was $0.00  (no stock options granted), $ 2.48 and $0.33, respectively. For the years ended December 31, 2014, 2013, and 2012, the total intrinsic value of options exercised was $871,  $4,840 and $2,160, respectively. For the years ended December 31, 2014, 2013 and 2012, the total fair value of awards vested during the period was $765,  $98 and $85, respectively. The Company received cash proceeds of $19 and $153 from the exercise of stock options for the years ended December 31, 2014 and 2013, respectively, of which $0 and $97 were from the early exercise of stock options, respectively.

During 2014, there were three awards subject to modification accounting under ASC 718-20-35-3 through 35-4. Per terms of separation with a former employee, all unvested shares of restricted stock held by the employee became fully vested upon the employee’s employment termination. In addition, six months of accelerated vesting was granted for the former employee’s two stock option awards. As the employee would have forfeited the unvested awards upon termination according to the awards’ original terms, the awards would not be expected to vest under the original vesting conditions. The accelerated/full vesting of the unvested awards resulted in a Type III modification and the incremental fair value is equal to the fair value of the awards on the modification date. This amount was recognized immediately as the awards did not require further service. The incremental expense for the stock option awards and restricted stock award was $327 and $649, respectively.

During August 2013, the Company modified two stock option awards granted to the Company’s former President, for the purchase of 269,817 shares of common stock in the aggregate. The modifications included the expiration of options to purchase 9,228 shares of common stock, and extended the expiration date of options from August 9, 2013 to January 31, 2014. No additional stock-based compensation expense was recognized as a result of this modification.

Restricted Common Stock

The Company’s 2010 Plan provided for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting.

During the year ended December 31, 2013, the Company issued 76,496 shares of restricted common stock for no proceeds. The vesting of these awards is time-based, with terms between two and four years.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The table below summarizes activity related to restricted stock for the year ended December 31, 2014:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	237,740	$0.82
Restricted common stock issued	—	—
Restricted common stock vested	(146,406)	0.73
Restricted common stock forfeited	—	—
Unvested restricted common stock as of December 31, 2014	91,334	$0.94

For the years ended December 31, 2014, 2013, and 2012, the weighted average grant date fair value of restricted stock granted was $0.00 (none issued), $2.59 and $0.40, respectively. For the years ended December 31, 2014, 2013, and 2012 the total fair value of restricted shares vested was $2,615,  $2,257 and $6 respectively. The Company received cash proceeds of $0 (none issued), $0 (none received), and $139 from the issuance of restricted common stock during the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014 and 2013,  91,334 and 237,740 shares of common stock related to restricted stock awards were unvested and subject to repurchase, respectively.

2013 Incentive Award Plan

In 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Plan which became effective upon the day prior to the effective date of the Company’s initial public offering. The 2013 Plan currently allows for the issuance of up to 983,250 shares of common stock, plus any additional shares represented by the 2010 Plan that are forfeited or lapse unexercised. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on January 1st of each calendar year beginning in 2014 and ending in 2023, equal to the lesser of (i) 1,203,369 shares, (ii) 4% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (iii) and amount determined by the Board of Directors. As of December 31, 2014, there were 103,054 shares available for future grant under the 2013 Plan. On January 1, 2015 the annual increase was determined to be 1,203,369.

The 2013 Plan is administered by the Compensation Committee of the Board of Directors, which selects the individuals eligible to receive awards, determines or modifies the terms and condition of the awards granted, accelerates the vesting schedule of any award and generally administers and interprets the 2013 Plan. The 2013 Plan permits the granting of incentive and nonqualified stock options, with terms of up to ten years and the granting of restricted stock, restricted stock units, performance stock awards, dividend equivalent rights, stock payments (i.e. unrestricted stock), cash bonuses and stock appreciation rights to employees, consultants, and non-employee directors.

Stock Options

During the year ended December 31, 2014, the Company granted under the 2013 Plan stock options for the purchase of 856,211 shares of common stock to certain employees and non-employee directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months. Awards typically expire after 10 years.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The table below summarizes activity related to stock options for the year ended December 31, 2014:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE

Outstanding as of December 31, 2013	685,934	$15.32	9.68	$4,151
Granted	856,211	17.83
Exercised	(34,386)	6.00
Forfeited	(25,893)	6.97
Expired	—	—
Outstanding as of December 31, 2014	1,481,866	$17.13	8.96	$3,835
Options vested and expected to vest as of December 31, 2014	1,374,792	$17.13	8.96	$3,577
Options exercisable as of December 31, 2014	176,174	$16.15	8.69	$865

For the years ended December 31, 2014 and 2013, the weighted average grant date fair value of stock options granted was $12.84 and $9.16, respectively. For the years ended December 31, 2014 and 2013, the total intrinsic value of options exercised was $214, and $0 (no exercises occurred), respectively. For the years ended December 31, 2014, and 2013, the total fair value of awards vested during the period was $1,888 and $0 (no awards vested), respectively. The Company received cash proceeds of $206 and $0 (no exercises occurred) from the exercise of stock options for the years ended December 31, 2014 and 2013, respectively.

Restricted Common Stock

The Company’s 2013 Plan provides for the award of restricted common stock. The Company has granted restricted common stock with time-based vesting conditions, with terms between several months and four years. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting.

The table below summarizes activity related to restricted stock for the year ended December 31, 2014:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2013	89,766	$19.07
Restricted common stock issued	282,200	16.73
Restricted common stock vested	(94,122)	18.40
Restricted common stock forfeited	—	—
Unvested restricted common stock as of December 31, 2014	277,844	$16.92

For the years ended December 31, 2014 and 2013, the weighted average grant date fair value of restricted common stock granted was $16.73 and $18.91, respectively. For the years ended December 31, 2014 and 2013, the total fair value of restricted common stock vested was $94 and $25, respectively. The Company received no proceeds for any of the restricted common stock granted during the years ended December 31, 2014 and 2013.

Stock-Based Compensation

The fair value of each stock-based award is estimated using the Black-Scholes option-pricing model. Prior to 2014, due to the lack of company- specific historical and implied volatility information the Company estimated its expected volatility based on the historical volatility of the Company’s publicly-traded peer companies. Beginning in the first quarter of 2014, the Company began to base expected volatility on historical volatility of the Company’s common stock, as adequate historical data regarding the volatility of the Company’s common stock price had become available.  The expected term of the Company’s stock options has been determined utilizing the “simplified” method as the Company has insufficient historical experience for option grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The relevant data used to determine the value of the stock option grants is as follows, presented on a weighted average basis:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Risk-free interest rate	1.88%	1.59%	0.90%
Expected term (in years)	6.1	6.1	6.0
Expected volatility	84%	66%	67%
Expected dividend yield	—%	—%	—%

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

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Research and development	$1,611	$419	$11
Cost of product sales	48	—	—
Selling, general and administrative	5,471	606	95
	$7,130	$1,025	$106

The Company had an aggregate of $13,283 and $4,304 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of December 31, 2014, which is expected to be recognized over a weighted average period of 2.70 years.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

18. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
		(As Restated)
Numerator:
Net loss	$(38,816)	$(6,938)	$(11,636)
Unaccreted dividends on convertible preferred stock	—	—	(2,035)
Net loss attributable to common stockholders	$(38,816)	$(6,938)	$(13,671)
Denominator:
Weighted average shares outstanding – basic and diluted	29,767,429	11,059,382	395,918
Net loss per share attributable to common stockholders – basic and diluted (1)	$(1.30)	$(0.63)	$(34.53)

__________________

(1)	All per share amounts and shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

Stock options for the purchase of 1,789,305,  1,294,146, and 952,957 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2014, 2013 and 2012, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

19. Commitments and Contingencies

Operating Leases

Future minimum lease payments for operating leases as of December 31, 2014 are as follows:

YEAR ENDING DECEMBER 31,
2015	$558
2016	299
2017	226
2018	196
2019 and thereafter	46
Total	$1,325

The Company leases facilities and certain operating equipment under operating leases expiring through 2019. The Company incurred rent expense of $565,  $177 and $158 for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingent Consideration Obligations

The Company determines the acquisition date fair value of the contingent consideration obligation based on a probability-weighted approach derived from the overall likelihood of achieving certain specified future milestones, such as certain regulatory and manufacturing milestones. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement (Note 4), as defined in fair value measurement accounting. The resultant probability-weighted earn-out payments are discounted using a discount rate based upon the Company’s current borrowing rate. At each reporting date, the Company revalues the contingent consideration obligations to the reporting date fair values and record increases and decreases in the fair values as income or expense in the consolidated statements of operations.

Increases or decreases in the fair values of the contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of earn-out criteria and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company has a contractual contingent purchase price consideration obligation related to acquisitions, as follows (in thousands):

			Maximum
			Remaining	Remaining
			Earn-out	Earn-out	Estimated
			Potential	Period	Fair Value
		Acquisition	as of	as of	as of	Payments
		Date Fair	December 31,	December 31,	December 31,	made
Acquisition	Acquisition Date	Value	2014	2014	2014	during 2014
Vet Therapeutics	October 15, 2013	$3,810	$5,000	—	$4,248	$—
			$5,000	—	$4,248	$—

Okapi Sciences	January 6, 2014	$15,166	$—	—	$—	$15,235
			$—	—	$—	$15,235

On January 2, 2015 the Company was granted a full product license for AT-004. The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics shareholders per the terms of Vet Therapeutics merger. Further, on February 24, 2015 in connection with the mutual termination of the NAH Agreement for AT-004, the Company’s obligation to pay additional consideration to the Vet Therapeutics shareholders upon achievement of certain manufacturing milestones ended. The Company paid the $3,000 contingent consideration in March 2015. During the first quarter of 2015, the Company will record a credit of $1,249 to reduce the fair value of the contingent consideration to zero as a result of the agreement the Vet Therapeutics shareholders.

Litigation and Contingencies Related to Use of Intellectual Property

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company currently is not a party to any threatened or pending litigation. However, third parties might allege that the Company or its licensors are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Such third parties may resort to litigation against the Company or its licensors, which the Company has agreed to indemnify. With respect to some of these patents, the Company expects that it will be required to obtain licenses and could be required to pay license fees or royalties, or both. These licenses may not be available on acceptable terms, or at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain of its officers and members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, not readily quantifiable. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2014 or 2013.

20.  Business Combinations

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

prepayment in the event of a specified equity financing by the Company. On February 4, 2014, the promissory note and accrued interest was paid in cash in the amount of $15,158. On March 17, 2014, the contingent consideration was settled in cash in the amount of $15,235.

Included in the Company’s consolidated statements of operations for the year ended December 31, 2014 is revenue totaling approximately $452 related to Okapi Sciences.

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

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment was to be made in the form of shares of the Company’s common stock-based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration was recorded as a liability and measured at fair value using a probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in an estimated fair value of contingent consideration of $15,166. The contingent consideration was settled March 17, 2014 for $15,235 and the difference between the initial fair value amount and settlement amount was $69 which is reflected as a charge to selling, general and administrative expenses in the consolidated statement of operations.

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

In the year ended December 31, 2014, the Company incurred expenses totaling $1 relating to the Okapi Sciences acquisition, which were recorded within Selling, general and administrative expenses in the Company’s consolidated statement of operations.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$1,063
Accounts receivable	149
Other receivables	60
Prepaid expenses and other current assets	82
Property and equipment	217
Other long-term assets	18
Identifiable intangible assets	29,400
Accounts payable and accrued expenses	(586)
Deferred revenue	(83)
Deferred tax liabilities, net	(3,752)
Long-term debt	(4)
Total identifiable net assets	26,564
Goodwill	17,909
Total net assets acquired	44,439
Less:
Promissory note	15,134
Contingent consideration	15,166
Cash paid	$14,139

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition:

	FAIR VALUE	USEFUL LIFE
AT-006	$3,400	13 years
AT-007	13,500	15 years
AT-008	5,300	13 years
AT-011	7,200	14 years
Total intangible assets	$29,400

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

The valuation analysis conducted by the Company determined that the aggregate fair value of identifiable assets acquired less the aggregate fair value of identifiable liabilities assumed by the Company is less than the purchase price. As the purchase price exceeds the fair value of assets and liabilities acquired or assumed, goodwill will be recognized. Goodwill is calculated as the difference between the Okapi Sciences acquisition date fair value of the consideration transferred and the fair values of the assets acquired and liabilities assumed. The goodwill is not expected to be deductible for income tax purposes. Goodwill is recorded as an indefinite-lived asset and is not amortized but tested for impairment on an annual basis or when indications of impairment exist.

The difference between the total consideration and the fair value of the net assets acquired of $17,909 was recorded as Goodwill in the consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain operational and strategic synergies such as advancement toward becoming a commercial company and acquiring a proprietary antiviral platform.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Acquisition of Vet Therapeutics, Inc. (As Restated)

On October 15, 2013, the Company acquired Vet Therapeutics, a San Diego, California based company with a proprietary antibody-based biologics platform. This acquisition further expanded the existing Company pipeline and will significantly accelerate Aratana’s pathway toward becoming a commercial-stage pet therapeutics company. The preliminary aggregate purchase price was approximately $51,515, which consisted of $30,005 in cash, 624,997 shares of Aratana’s common stock with an acquisition date fair value of $14,700, a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014, and contingent consideration of up to $5,000 with an acquisition-date fair value of $3,810. The promissory note bears interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to prepayment in the event of a specified equity financing by the Company. The Company could have to pay up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for AT-004.

Included in the Company’s consolidated statements of operations for the years ended December 31, 2014, and December 31, 2013 is revenue totaling approximately $273, and $123, respectively, related to Vet Therapeutics. The amount of goodwill from this acquisition is not deductible for tax purposes.

The acquisition-date fair value of the consideration transferred to the sellers of Vet Therapeutics, less cash acquired, was $51,503, which consisted of the following:

Cash consideration	$30,005
Fair value of promissory note	3,000
Fair value of merger shares	14,700
Fair value of contingent consideration	3,810
Fair value of total consideration	51,515
Less cash acquired	(12)
Total consideration transferred, net of cash acquired	$51,503

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

In the year ended December 31, 2013, the Company incurred expenses totaling $1,369 relating to the Vet Therapeutics acquisition, which were recorded within selling, general and administrative expenses in the Company’s consolidated statement of operations.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$12
Inventories	173
Other current assets	5
Property and equipment	73
Other long-term assets	3
Identifiable intangible assets (As Restated)	38,652
Accounts payable and accrued expenses	(273)
Deferred revenue	(55)
Deferred tax liabilities, net (As Restated)	(12,722)
Total identifiable net assets	$25,868
Goodwill (As Restated)	25,646
Total net assets acquired	$51,514
Less:
Merger shares	14,700
Promissory note	3,000
Contingent consideration	3,810
Cash paid	$30,005

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition (as adjusted):

	FAIR VALUE	USEFUL LIFE
AT-004 (Antibody for B-cell lymphoma)	$28,572	20 years
AT-005 (Antibody for T-cell lymphoma)	10,080	20 years
Total intangible assets subject to amortization	$38,652

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

The Vet Therapeutics T-cell technology, which was considered in-process research and development at the acquisition date and which is now referred to as AT-005, was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from this technology. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible, and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

For the B-cell technology, the Company will recognize straight-line amortization expense over the estimated useful life of the asset. The Company began amortizing the asset related to the T-cell technology when the conditional license was issued during January of 2014.

The difference between the total consideration and the fair value of the net assets acquired of $25,646 was recorded to Goodwill in the consolidated balance sheet. This goodwill represents the excess of the purchase price over the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, principally representing the tax attributes of the acquisition and certain

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

operational and strategic synergies such as advancement toward becoming a commercial company and acquiring a proprietary antibody-based biologics platform focused on the treatment of lymphoma.

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Okapi Sciences occurred on January 1, 2013 and acquisition of Vet Therapeutics occurred on January 1, 2012. The unaudited pro forma financial information is as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue	$767	$2,570
Net loss	(41,314)	(22,977)
Net loss attributable to common stockholders	$(39,979)	$(24,448)
Net loss per share attributable to common stockholders – basic and diluted	$(1.34)	$(1.95)

Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combinations. The following material non-recurring pro forma adjustments relating to charges recorded in 2014 have been assumed to have occurred in 2013 for pro forma purposes:

•	Pre-tax increase in income of $440 in 2014, relating to acquisition-related transaction costs incurred by the Company and Okapi Sciences.

Additionally, the following material non-recurring pro forma adjustments relating to charges recorded in 2013 have been assumed to have occurred in 2012 for pro forma purposes:

•	Pre-tax increase in income of $1,639 for 2013, relating to acquisition-related transaction costs incurred by the Company and Vet Therapeutics.

The pro forma financial information for all periods presented has been calculated after adjusting the results of the Company and Okapi Sciences and Vet Therapeutics to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the depreciation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2013 for Okapi Sciences and January 1, 2012 for Vet Therapeutics. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2013 fiscal year.

21. Income Taxes

The components of income from continuing operations before provision for income taxes as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
		(As Restated)
U.S.	$(34,256)	$(19,660)
Non-U.S.	(6,003)	—
Income from continuing operations	$(40,259)	$(19,660)

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The components of the income tax benefit (provisions) from operations are as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
		(As Restated)
Current:
Federal	$—	$—
State	—	—
Deferred:
Federal	—	10,782
State	—	1,940
Foreign	1,443	—
Total	$1,443	$12,722

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
		(As Restated)
Federal statutory income tax rate	34.0%	34.0%
State income taxes, net of federal tax benefit	1.1	7.2
Non-deductible expenses	(3.0)	(2.5)
Research credits	0.8	0.9
Losses benefitted/(not benefitted)	(29.3)	25.3
Total	3.6%	64.9%

Net deferred tax assets consisted of the following:

	YEAR ENDED DECEMBER 31,
	2014	2013
		(As Restated)
Net operating loss carry forwards	$12,196	$3,180
Capitalized start-up costs	7,151	3,751
Tax credit carry forwards	1,062	784
Other temporary differences	1,469	1,421
Capitalized research and development, net	10,378	5,788
Intangibles, net	—	—
Depreciation	—	—
Total deferred tax assets	32,256	14,924
Valuation allowance	(14,747)	(3,118)
Net deferred tax assets	17,509	11,806
Intangibles, net	(19,356)	(11,790)
Depreciation	(18)	(16)
Total deferred tax liabilities	(19,374)	(11,806)
Net deferred tax liability	$(1,865)	$—

As of December 31, 2014, the Company had net operating loss carryforwards for federal and state income tax purposes of $15,227 and $13,260, respectively, which begin to expire in fiscal year 2031 and 2021, respectively.

The Company also has available research and development tax credit carryforwards for federal and state income tax purposes of $738 and $490, respectively, which begin to expire in fiscal year 2031 and until utilized, respectively. Additionally, $4,321 of excess tax

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

deductions from share-based payments were capitalized in 2013 and 2014 and are being amortized over 15 years for tax purposes. The tax benefits of these items would be credited to additional paid-in capital when the deductions reduce cash taxes payable. The Company has approximately $19,431 of foreign net operating loss carryforward, which may be carried forward indefinitely.

On January 6, 2014, we acquired Okapi Sciences. As a result of the acquisition, we recorded approximately $3,752 of net deferred tax liability primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered a source of future taxable income in determining the realizability of our deferred tax assets. During 2014, we recognized approximately $1,443 of income tax benefit for losses incurred in Aratana NV. During 2013, as a result of the acquisition of Vet Therapeutics, the Company recorded approximately $12,722 of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered as a source of future taxable income in determining the realizability of the Company’s deferred tax assets. The Company recognized a deferred tax benefit of approximately $12,722 due to a release of the valuation allowance against the Company’s federal deferred tax assets of $10,782 and a change in the valuation allowance against our state deferred tax assets of $1,940.

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

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2014, and 2013 were as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
		(As Restated)
Valuation allowance as of beginning of year	$3,118	$8,065
Decreases recorded as income tax benefit	—	(4,947)
Increases due to acquisitions	271	—
Increases due to operations	11,358	—
Valuation allowance as of end of year	$14,747	$3,118

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2014, and 2013. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2014, and 2013, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s major taxing jurisdictions include the U.S. federal and states, and Belgium. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from 2011 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

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

22. Related Party Transactions

MPM Asset Management, LLC

The Company has entered into a services agreement to sublease office space (Heartland House in Kansas City, Kansas) and received office related services from MPM Asset Management, LLC, formerly an affiliate of two of the Company’s principal stockholders. Rent paid in each of the years ended December 31, 2014 and December 31, 2013 was $67 and $59, respectively.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company leased office space (Boston) and received certain office-related services. The term of the agreement was from February 9, 2013 through December 31, 2013. The Company then leased this space month-to-month through June 2014. Rent and services paid in the years ended December 31, 2014 and December 31, 3013 was $60 and $52, respectively.

MPM Heartland House, LLC

The Company leases its corporate headquarters office space in Kansas City, Kansas from MPM Heartland House, LLC, a company in which the current Chief Executive Officer and President of the Company, also a director of the Company, is the principal owner. Rent paid for the years ended December 31, 2014 and December 31, 2013 were $113 and $60, respectively. The current lease period is from May 1, 2013 to September 30, 2015. The rent payable under the lease is $115 per year. The Company believes the terms of the lease agreement with MPM Heartland House are no less favorable than those that the Company could have obtained from an unaffiliated third party. Also, the Company has a services agreement with MPM Heartland House, LLC which includes the lease of the furniture, janitorial and other services to care for the property. Service charges for the years ended December 31, 2014 and December 31, 2013 were $33 and $5, respectively.

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

23. Subsequent Events

AT-004 B-cell Lymphoma Monoclonal Antibody Received Full License

On January 5, 2015 Aratana received notice that AT-004, the company's canine-specific monoclonal antibody targeting CD20 as an aid in the treatment of B-cell lymphoma in dogs, had received a full license from the USDA.

Elanco Animal Health

On February 24, 2015, the Company and our partner Elanco terminated by mutual consent an exclusive commercial license agreement for AT-004 in the U.S and Canada reverting control of all commercial, development and manufacturing activities of AT-004 back to the Company.  As part of the termination agreement, Elanco agreed to pay the full approval milestone and all amounts due to product manufactured for Elanco in 2014 totaling $3,200.  The Company agreed to pay Elanco $2,500 to reacquire all rights to AT-004, plus a milestone of $500 due after the Company completes its first commercial sale of the product, expected in the second half of 2015.

Advaxis Stock Sale

In March 2014, the Company entered into a license agreement with Advaxis for the development and commercialization of certain animal health products containing the active pharmaceutical ingredient included in Advaxis’ ADXS-cHER2 product in animal health applications, including AT-014. In January 2015, the Company sold shares of Advaxis common stock that was acquired as part of the license agreement for proceeds of $1,500.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

24. Selected Quarterly Financial Data (unaudited)

The following table presents selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$176	$300	$43	$248
Gross profit	176	300	43	(85)
Net loss attributable to common stockholders	(9,152)	(9,278)	(10,130)	(10,256)
Basic and diluted– loss per common share:
Net loss per common share (1)	(0.34)	(0.32)	(0.35)	(0.30)
Weighted average number of common shares outstanding, basic and diluted	26,765,565	28,761,326	29,348,375	34,118,255

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter (2)
				(As Restated)
Net revenue	$—	$—	$—	$123
Gross profit	—	—	—	15
Net income (loss) and comprehensive income (loss)	(3,293)	(3,440)	(4,671)	4,466
Net income (loss) attributable to common stockholders	(4,066)	(4,248)	(4,671)	4,466
Basic and diluted– loss per common share:
Net income (loss) per common share (1)	(4.73)	(4.62)	(0.22)	0.21
Diluted – income (loss) per common share:
Net income (loss) per common share (1)	$(4.73)	$(4.62)	$(0.22)	$0.20
Weighted average number of common shares outstanding, basic	860,350	918,397	20,806,352	21,320,775
Weighted average number of common shares outstanding, diluted	860,350	918,397	20,806,352	22,468,031 (3)

__________________

(1)

Net income (loss) available to common stockholders and basic and diluted net income (loss) per common share are computed consistent with annual per share calculations described in Notes 3 (Net Loss Per Share) and 18 of its consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2)	Included in the net income for the fourth quarter of 2013 is an income tax benefit of $12,722 related to the Vet Therapeutics acquisition.
(3)	Includes 1,147,256 dilutive shares related to employee stock compensation plans, net of assumed buy-back.