Form 10-Q
period 2015-03-31
ARATANA THERAPEUTICS, INC.
filed 2015-05-08
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 4, 2015, there were 34,909,737 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	MARCH 31, 2015	DECEMBER 31, 2014
Assets
Current assets:
Cash and cash equivalents	$30,164	$9,823
Short-term investments	57,249	88,249
Accounts receivable	115	352
Inventories	645	427
Prepaid expenses and other current assets	1,049	900
Deferred tax asset	158	158
Total current assets	89,380	99,909
Property and equipment, net	614	620
Long-term marketable securities	2,616	2,452
Goodwill	39,628	41,398
Intangible assets, net	58,933	62,323
Other long-term assets	2,151	1,201
Total assets	$193,322	$207,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,136	$1,532
Accrued expenses	3,106	3,229
Current portion – contingent consideration	—	4,248
Deferred tax liability	366	413
Other current liabilities	47	46
Total current liabilities	5,655	9,468
Loan payable	14,969	14,963
Deferred tax liability	1,176	1,610
Other long-term liabilities	20	30
Total liabilities	21,820	26,071
Commitments and contingencies (Note 9 and 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014, 34,218,611 and 34,147,861 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Treasury stock	(1,081)	(1,081)
Additional paid-in capital	257,364	254,993
Accumulated deficit	(76,738)	(67,964)
Accumulated other comprehensive loss	(8,077)	(4,150)
Total stockholders’ equity	171,502	181,832
Total liabilities and stockholders’ equity	$193,322	$207,903

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Revenues:
Licensing and collaboration revenue	$—	$176
Product sales	156	—
Total revenues	156	176
Costs and expenses:
Cost of product sales	110	—
Royalty expense	20	18
Research and development	6,221	3,572
Selling, general and administrative	4,185	4,612
In-process research and development	—	657
Amortization of acquired intangible assets	483	539
Total costs and expenses	11,019	9,398
Loss from operations	(10,863)	(9,222)
Other income (expense)
Interest income	71	14
Interest expense	(218)	(328)
Other income/ (expense), net	1,965	(243)
Total other income (expense)	1,818	(557)
Loss before income taxes	(9,045)	(9,779)
Income tax benefit	271	627
Net loss	$(8,774)	$(9,152)
Net loss per share, basic and diluted	$(0.26)	$(0.34)
Weighted average shares outstanding, basic and diluted	34,193,994	26,765,565

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net loss	$(8,774)	$(9,152)

Other comprehensive income (loss):
Foreign currency translation losses	(4,581)	(68)
Unrealized gain (loss) on available-for-sale securities	1,664	(432)
Net gain reclassified into income on sale of available-for-sale securities	(1,010)	—
Other comprehensive loss	(3,927)	(500)
Comprehensive loss	$(12,701)	$(9,652)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,774)	$(9,152)
Cumulative translation adjustment	—	—
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	657
Stock-based compensation expense	2,360	2,233
Depreciation and amortization expense	520	566
Gain on sale of marketable securities	(1,010)	—
Non-cash interest expense	10	10
Change in fair value of contingent consideration	(1,248)	16
Change in fair value of derivative instruments	(958)	247
Deferred tax benefit	(271)	(627)
Changes in operating assets and liabilities:
Accounts receivable	227	125
Inventories	(218)	(70)
Prepaid expenses	(197)	(378)
Other assets	—	(41)
Accounts payable	630	(1,285)
Accrued expenses and other liabilities	(77)	(504)
Deferred income	—	(8)
Net cash used in operating activities	(9,006)	(8,211)
Cash flows from investing activities
Purchases of property and equipment, net	(49)	(67)
Cash paid for acquisitions, net of cash received	—	(12,294)
Proceeds from sales of marketable securities	1,500	—
Purchase of investments	(193,000)	(1,200)
Proceeds from maturities of investments	224,000	1,476
Purchase of derivative instruments	—	(643)
Purchase of in-process research and development	—	(657)
Net cash provided by (used in) investing activities	32,451	(13,385)
Cash flows from financing activities
Repurchase of common stock	—	(76)
Proceeds from stock option exercises	—	45
Proceeds from public offering, net of commission	—	92,224
Payments of public offering costs	—	(1,727)
Cash paid for promissory notes	—	(18,173)
Cash paid for contingent consideration	(3,000)	(15,010)
Net cash (used in) provided by financing activities	(3,000)	57,283
Effect of exchange rate on cash	(104)	(28)
Net increase in cash and cash equivalents	20,341	35,659
Cash and cash equivalents, beginning of period	9,823	41,084
Cash and cash equivalents, end of period	$30,164	$76,743
Supplemental disclosure of cash flow information
Cash paid for interest	$206	$386

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Business Overview

Aratana Therapeutics, Inc., including its subsidiaries (the “Company” or “Aratana”), is a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. The Company has one operating segment: pet therapeutics.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2015. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company expects that its cash, cash equivalents, and short-term investments will fund operations through December 31, 2016.

Consolidation

The Company’s consolidated financial statements reflect its financial statements and those of its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company does not have any interests in any variable interest entities.

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

Property, plant and equipment, net

Property, plant and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $210 and $182 as of March 31, 2015, and December 31, 2014, respectively.

Recently Issued and Adopted Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance on how purchasers of hosted computing services should evaluate whether such arrangements contain a software license that should be accounted for separately. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and is to be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a retrospective basis. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

Revenue from Contracts with Customers

In April 2015, the FASB proposed a one year delay in the effective date of the new revenue standard.  As a result, these changes become effective for the Company on January 1, 2018 and early adoption is permitted but not before the original effective date of January 1, 2017. The Company is currently assessing the impact, if any, this new guidance will have on its financial condition, results of operations or cash flows.

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

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment was to be made in the form of shares of the Company’s common stock-based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration was recorded as a liability and measured at fair value using a probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in an estimated fair value of contingent consideration of $15,166. The contingent consideration was settled March 17, 2014 for $15,235 and the difference between the initial fair value amount and settlement amount was $69 which is reflected as a charge to selling, general and administrative expenses in the consolidated statements of operations.

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

In the three months ended March 31, 2014, the Company incurred expenses totaling $139 relating to the Okapi Sciences acquisition, which were recorded within selling, general and administrative expenses in the Company’s consolidated statement of operations.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$1,063
Accounts receivable	149
Other receivables	60
Prepaid expenses and other current assets	82
Property and equipment	217
Other long-term assets	18
Identifiable intangible assets	29,400
Accounts payable and accrued expenses	(586)
Deferred revenue	(83)
Deferred tax liabilities, net	(3,786)
Long-term debt	(4)
Total identifiable net assets	26,530
Goodwill	17,909
Total net assets acquired	44,439
Less:
Promissory note	15,134
Contingent consideration	15,166
Cash paid	$14,139

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition:

	FAIR VALUE	USEFUL LIFE
AT-006	$3,400	13 years
AT-007	13,500	15 years
AT-008	5,300	13 years
AT-011	7,200	14 years
Total intangible assets	$29,400

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

THREE MONTHS ENDED
MARCH 31,
2014
(Unaudited)
Revenue	$176
Loss from operations	(8,928)
Loss before income taxes	(9,488)
Net loss per share before income taxes – basic and diluted	$(0.35)

Pro forma results include non-recurring pro forma adjustments that were directly attributable to the business combination. The following material non-recurring pro forma adjustments relating to charges recorded in 2014 have been assumed to have occurred in 2013 for pro forma purposes:

•	Pre-tax increase in income of $440 in 2014, relating to acquisition-related transaction costs incurred by the Company and Okapi Sciences.

The pro forma financial information for all periods presented has been calculated after adjusting the results of the Company and Okapi Sciences to reflect the business combination accounting effects resulting from these acquisitions including the amortization expenses from acquired intangible assets, the depreciation expenses from acquired tangible assets, the stock-based compensation expense for unvested stock options and restricted stock units assumed and the related tax effects as though the acquisition occurred as of January 1, 2013 for Okapi Sciences. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s 2014 fiscal year.

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2015 and December 31, 2014, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	MARCH 31, 2015 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,723	$—	$6,723	$—	$6,723
Overnight reverse repurchase agreements	17,000	—	17,000	—	17,000
Money market fund	106	106	—	—	106
Short-term investments:
Short-term marketable securities - certificate of deposit	249	—	249	—	249
Reverse repurchase agreements	57,000	—	57,000	—	57,000
Long-term marketable securities:
Common stock	2,616	2,616	—	—	2,616
Derivative financial instruments	2,066	—	2,066	—	2,066
	$85,760	$2,722	$83,038	$—	$85,760

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

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Cash equivalents – the fair value of the cash equivalents has been determined to be amortized cost or has been based on the quoted prices in active markets or exchanges for identical assets.
•	Reverse repurchase agreements – the fair value of the reverse repurchase agreements has been determined to be amortized cost.
•	Marketable securities (long-term) – the fair value of marketable securities has been based on quoted prices in active markets or exchanges for identical assets.
•

Marketable securities (short-term) – the fair value of marketable securities has been estimated based on quoted prices in active markets for identical assets or for similar assets in markets that are not active.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

2015
As of January 1,	$4,248
Cash settlement of contingent consideration earned	(3,000)
Derecognition of remaining contingent consideration recorded in the consolidated statement of operations (within selling, general and administrative)	(1,248)
As of the end of the period,	$—

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

On January 2, 2015 the Company was granted a full product license for AT-004. The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics, Inc. (“Vet Therapeutics”) shareholders per the terms of Vet Therapeutics merger agreement. Further, on February 24, 2015 in connection with the mutual termination of the Elanco Agreement for AT-004 (Note 11), the Company obtained consent from the shareholder representative of the former Vet Therapeutics shareholders that the $3,000 payment shall cause the Company to have no further obligation or liability under the merger agreement. The Company paid the $3,000 contingent consideration in March 2015. During the three months ended March 31, 2015, the Company recorded a credit of $1,248 to selling, general and administrative expense to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value at March 31, 2015 and December 31, 2014 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	MARCH 31, 2015
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,969	$14,966

	DECEMBER 31, 2014
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,963	$14,933

Certain estimates and judgments were required to develop the fair value amounts. The fair value amount shown above is not necessarily indicative of the amounts that the Company would realize upon disposition, nor does it indicate the Company’s intent or ability to dispose of the financial instrument.

The fair value of loan payable was estimated using discounted cash flow analysis discounted at current rates.

4. Investments

Marketable Securities

As of March 31, 2015 and December 31, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	MARCH 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificate of deposit	$249	$—	$—	$249
Long-term marketable securities:
Common stock	710	1,906	—	2,616
Total	$959	$1,906	$—	$2,865

At March 31, 2015, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

At March 31, 2015, unrealized gains in the amount of $1,906 were recorded as a component of accumulated other comprehensive loss.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

	DECEMBER 31, 2014
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificate of deposit	$249	$—	$—	$249
Long-term marketable securities:
Common stock	1,200	1,252	—	2,452
Total	$1,449	$1,252	$—	$2,701

At December 31, 2014, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

At December 31, 2014, unrealized gains in the amount of $1,252 were recorded as a component of other comprehensive loss.

Reverse Repurchase Agreements

The Company, as part of its cash management strategy, may invest excess cash in reverse repurchase agreements. All reverse repurchase agreements are tri-party and have maturities of three months or less at the time of investment. The underlying collateral is U.S. government securities including U.S. treasuries, agency debt and agency mortgage securities. The underlying collateral posted by each counterparty is required to cover 102% of the principal amount and accrued interest after the application of a discount to fair value.

5. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in the other long-term assets. In 2015, the Company’s derivative financial instrument is not designated as a hedging instrument and is adjusted to fair value through earnings in the other income (expense).

The following table shows the Company’s derivative instrument at gross fair value:

	FAIR VALUE OF DERIVATIVES NOT
	DESIGNATED AS HEDGE INSTRUMENT
	MARCH 31, 2015	DECEMBER 31, 2014
Derivative assets:
Warrant (Notes 3 and 11)	$2,066	$1,108

The following table shows the gain (loss) recognized in other income (expense) for the three months ended:

	GAIN RECOGNIZED IN
	OTHER INCOME (EXPENSE)
	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Derivative assets:
Warrant	$958	$(246)

The following table shows the notional principal amounts of the Company’s outstanding derivative instruments and credit risk amounts associated with outstanding or unsettled derivative instruments as of March 31, 2015:

	MARCH 31, 2015
	NOTIONAL/	CREDIT
	PRINCIPAL/SHARES	RISK
Instruments not designated as hedging instruments:
Warrant	153,061	$1,460

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

6. Inventories

Inventories are comprised of the following:

	MARCH 31,	DECEMBER 31,
	2015	2014
Raw materials	$119	115
Work-in-process	341	$206
Finished goods	185	106
	$645	$427

7. Goodwill

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

The following is a summary of goodwill as of March 31, 2015:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$39,628	$—	$39,628

The change in the net book value of goodwill for the three months ended March 31, 2015 is shown in the table below:

2015
As of January 1,	$41,398
Effect of foreign currency exchange	(1,770)
As of the end of the period,	$39,628

8. Intangible Assets, Net

The following is a summary of unamortized intangible assets as of March 31, 2015:

GROSS
CARRYING
Unamortized intangible assets:	VALUE
Intellectual property rights acquired for IPR&D	$22,952

The following is a summary of amortized intangible assets:

	CARRYING	ACCUMULATED	CARRYING	AVERAGE
Amortized intangible assets:	VALUE	AMORTIZATION	VALUE	USEFUL LIFE
Intellectual property rights for currently marketed products:
AT-004	$28,572	$2,083	$26,489	20	Years
AT-005	$10,080	$588	$9,492	20	Years

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The change in the net book value of other intangible assets for the three months ended March 31, 2015 is shown in the table below:

2015
As of January 1,	$62,323
Amortization charged	(483)
Effect of foreign currency exchange	(2,907)
As of the end of the period,	$58,933

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. Amortization of intangible assets for the three months ended March 31, 2015 and 2014 amounted to $483 and $539, respectively. Indefinite-lived IPR&D intangible assets are not amortized until a product reaches its first conditional license or approval, then it is amortized over their estimated useful life.

On February 24, 2015 the Company and Elanco mutually terminated the Elanco Agreement (Note 11). Due to the termination, the Company became responsible for all commercial and manufacturing activities associated with AT-004 beginning in 2015. Therefore, the Company conducted an impairment assessment and concluded that the AT-004 intangible asset was not impaired. The assessment included re-launching the product in the second half of 2015, as well as manufacturing expenses, technology royalties, post-approval studies, marketing, and selling expenses to commercialize the product.

9. Debt

Converted Loans

As of March 31, 2015, the Company had $15,000 in aggregate principal amount of 5.50% non-revolving loans due June 13, 2016.  During the three months ended March 31, 2015 and 2014, the Company recognized $216, respectively, of interest expense related to the non-revolving loans.

10. Accrued Expenses

Accrued expenses consisted of the following as of March 31, 2015 and December 31, 2014:

	MARCH 31,	DECEMBER 31,
	2015	2014
Accrued expenses:
Accrued payroll and related expenses	$1,119	$2,017
Accrued professional fees	264	429
Accrued royalty expense	22	72
Accrued interest expense	41	41
Accrued research and development costs	1,100	663
Accrued milestone	500	—
Accrued other	60	7
Total accrued expenses	$3,106	$3,229

11. Agreements

Elanco Animal Health, Inc. (“Elanco”) (formerly Novartis Animal Health, Inc. “NAH”)

On January 2, 2015, the Company was granted a full product license from the USDA for AT-004. The approval resulted in a $3,000 milestone being earned and due to the Company per the terms of the Exclusive Commercial License Agreement (the “Elanco Agreement”). During the first quarter of 2015, the Company recognized $3,000 of licensing revenue related to the milestone payment.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

On February 24, 2015, the Company and Elanco agreed to terminate the Elanco Agreement. In consideration for the return of the commercial license granted to Elanco, the Company paid Elanco $2,500 in March 2015, and will be required to pay an additional $500 upon the first commercial sale by the Company. The Company has determined that it is probable that the $500 payment will be paid, and recorded the $500 as a current liability in the first quarter of 2015, as the Company believes the first commercial sale will occur in the second half of 2015. The Company recorded the $3,000 paid to Elanco as a reduction in revenues received from Elanco as the payment was to re-acquire rights that the Company had previously licensed to Elanco.

Advaxis, Inc. (“Advaxis”)

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

Under the terms of the subscription agreement for the Advaxis Agreement, the Company acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1,843. The warrant is exercisable through March 19, 2024, at an exercise price of $4.90 per share of common stock and is to be settled through physical share issuance or net share settlement where the total number of issued shares is based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise. Neither the common stock nor warrant have registration rights. The Company allocated the consideration of $1,843 to Advaxis common stock ($1,200) and the Advaxis warrant ($643) based on their respective fair values and recorded the purchase in marketable securities and other long-term assets, respectively. See Note 3 for subsequent fair value matters related to the Advaxis common stock and warrant.

In January 2015, the Company sold 124,971 shares of Advaxis common stock for proceeds of $1,500, reflecting a gain of $1,010 recorded in other income. Further in April 2015, the Company sold the remaining 181,151 shares of Advaxis common stock for proceeds of $3,233, reflecting a gain of $2,523 recorded in other income during the second quarter.

12. Common Stock

As of March 31, 2015, there were 34,218,611 shares of the Company’s common stock outstanding, net of 691,851 shares of unvested restricted common stock.

13. Stock-Based Awards

The following table summarizes stock option activity under the 2010 Equity Incentive Plan (the “2010 Plan”) for the three months ended March 31, 2015:

WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
(IN YEARS)

Outstanding as of December 31, 2014	170,466	$1.71	8.05	$2,746
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2015	170,466	$1.71	7.80	$2,438

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

For the three months ended March 31, 2015, the total intrinsic value of options exercised was $0 (no exercises) and the total received from stock option exercises was $0 (no exercises).

As of March 31, 2015, options for the purchase of 1,447,832 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 161,531 are unvested and subject to repurchase.

The table below summarizes activity under the 2010 Plan related to restricted stock for the three months ended March 31, 2015:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	91,334	$0.94
Restricted common stock issued	—	—
Restricted common stock vested	(13,566)	0.84
Restricted common stock forfeited	—	—
Unvested restricted common stock as of March 31, 2015	77,768	$0.96

The following table summarizes stock option activity under the 2013 Incentive Award Plan (the “2013 Plan”) for the three months ended March 31, 2015:

WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE

Outstanding as of December 31, 2014	1,481,866	$17.13	8.96	$3,835
Granted	312,850	17.18
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2015	1,794,716	$17.14	8.91	$3,040

For the three months ended March 31, 2015, the weighted average grant date fair value of stock options granted was $10.94. For the three months ended March 31, 2015, the total intrinsic value of options exercised was $0 (no exercises). The Company received $0 (no exercises) during the three months ended March 31, 2015 from stock option exercises.

The table below summarizes activity under the 2013 Plan related to restricted stock for the three months ended March 31, 2015:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	277,844	$16.92
Restricted common stock issued	200,950	17.18
Restricted common stock vested	(26,242)	17.76
Restricted common stock forfeited	—	—
Unvested restricted common stock as of March 31, 2015	452,552	$16.99

For the three months ended March 31, 2015, the weighted average grant date fair value of restricted common stock granted was $17.18. For the three months ended March 31, 2015, the total fair value of restricted common stock vested was $484. The Company did not receive cash proceeds for any of the restricted common stock granted during the three months ended March 31, 2015.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three months ended March 31, 2015 and 2014 as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Cost of product sales	$37	$—
Research and development	605	404
Selling, general and administrative	1,718	1,829
	$2,360	$2,233

The Company had an aggregate of $15,144 and $6,956 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of March 31, 2015, which is expected to be recognized over a weighted average period of 2.75 years.

14. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three months ended March 31, 2015 and 2014.

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Basic and diluted net loss per share :
Numerator:
Loss before income taxes	$(9,045)	$(9,779)
Income tax benefit	271	627
Net loss	$(8,774)	$(9,152)
Denominator:
Weighted average shares outstanding – basic and diluted	34,193,994	26,765,565
Net loss per share – basic and diluted	$(0.26)	$(0.34)

Stock options for the purchase of 1,758,363 and 1,504,582 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015 and 2014, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

15. Income Taxes

The Company recorded income tax benefit of $271 during the three months ended March 31, 2015, compared to $627 during the three months ended March 31, 2014.  The Company’s income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets. The Company’s effective tax rate of 3.02% for the three months ended March 31, 2015 reflects the expected deferred tax benefit for losses incurred in Aratana Therapeutics NV (formerly Okapi Sciences, “Aratana NV”) that would reduce the amount of deferred tax liability related to intangible assets.

As of March 31, 2015, the Company had net deferred tax liability of $1,018 primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards of Aratana NV.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, for the three months ended March 31, 2015:

		UNREALIZED
		HOLDING
	FOREIGN	GAIN/(LOSS) ON	ACCUMULATED
	CURRENCY	AVAILABLE FOR	OTHER
	TRANSLATION	SALE	COMPREHENSIVE
	ADJUSTMENT	SECURITIES	LOSS
Balance as of December 31, 2014	$(5,402)	$1,252	$(4,150)
Foreign currency translation adjustments	(4,581)		(4,581)
Unrealized holding gain/(loss) on available-for-sale securities	—	1,664	1,664
Net gain reclassified into income on sale of available-for-sale securities	—	(1,010)	(1,010)
As of March 31, 2015	$(9,983)	$1,906	$(8,077)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss:

		AMOUNTS RECLASSIFIED FROM
		ACCUMULATED OTHER
		COMPREHENSIVE LOSS
		THREE MONTHS ENDED
		MARCH 31,
	Income Statement Location	2015	2014
Gain on sale of securities available-for-sale	Other income (expense)	$1,010	$—
		$1,010	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and partners; regulatory restrictions on the marketing of our product candidates; our lack of an internal sales organization, and any failure to create a sales force or partner with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013 and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our product candidates; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and selling, general and administrative costs associated with our operations. As of March 31, 2015, we had a deficit accumulated since inception of $76.7 million and cash, cash equivalents and short-term investments of $87.4 million.

Recent Developments

Our most advanced products from a development and commercialization perspective, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004, which treats B-cell lymphoma, received a full license from the U.S. Department of Agriculture (“USDA”) in January 2015. AT-004 was previously out-licensed through an exclusive commercial agreement between Aratana and Elanco Animal Health, Inc. (“Elanco”). However, on February 24, 2015, the parties terminated that license by mutual consent and we intend to commence post-approval studies and commercialize the product ourselves beginning in 2015. In January

2015, we identified an environmental contaminant in a small number of vials of one serial lot of AT-004 that had been manufactured in 2013. We completed an investigation and in agreement with the USDA, that serial lot was destroyed. AT-005, which treats T-cell lymphoma, received a conditional license from the USDA in January 2014 and a  full license is anticipated in 2015.

During the first quarter of 2015, we submitted the pivotal study results in dogs with osteoarthritis for AT-001 (grapiprant, an EP4 prostaglandin receptor antagonist) to treat osteoarthritis pain and inflammation) to the CVM to support completion of the effectiveness technical section and we submitted the drug master file (“DMF”) and CMC technical section to the CVM. We anticipate the CMC technical section complete letter for AT-001 for dogs in 2016. In March 2015, we entered into an agreement with a contract manufacturer to supply commercial quantities for AT-001 for dogs.

We recently completed full enrollment in the pivotal field effectiveness study in client-owned dogs with AT-002 (capromorelin, a ghrelin agonist) for appetite stimulation. We anticipate reporting the top-line result in late June 2015.

We recently completed full enrollment in the pivotal field effectiveness study to evaluate AT-003 (bupivacaine liposome injectable suspension) for post-operative pain management in dogs undergoing knee surgery. We anticipate reporting the top-line result in the second half of July 2015. In March 2015, we submitted the CMC technical section to the CVM.

In March 2015, USDA accepted the data from a clinical study in client owned osteosarcoma patients to provide reasonable expectation of efficacy to support conditional licensure for AT-014. As one of the first major steps in the transfer of manufacturing from our license partner, the USDA approved our master seed bank for AT-014.

The following table identifies the most advanced molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-001 (grapiprant)	Dog	Pain and inflammation associated with osteoarthritis	Major technical sections submitted to the CVM. Anticipate U.S. marketing approval in 2016.
	Cat	Pain and inflammation associated with degenerative joint disease	Pilot studies.
AT-002 (capromorelin)	Dog	Stimulation of appetite	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Dog	Maintain or gain body weight in chronically diseased dogs.	Pilot studies.
	Cat	Maintain or gain body weight in chronically diseased cats	Pilot studies.
AT-003 (bupivacaine ER)	Dog	Post-operative pain management	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Cat	Post-operative pain management	Pilot studies.
AT-004	Dog	B-cell lymphoma monoclonal antibody	Full license issued January 2015. Conducting additional effectiveness studies under practice conditions.
AT-005	Dog	T-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study. Conducting additional effectiveness studies under practice conditions. Full license anticipated in 2015.
AT-014	Dog	Osteosarcoma immunotherapy	Filed for USDA product license. Pivotal field effectiveness study. Conditional license anticipated in 2016.

We are also developing other products that are at the pilot study stage or proof of concept stage.

The following table identifies these other molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-006	Cat	Herpesvirus	Designing pivotal study with license partner.
AT-007	Cat	Immunodeficiency virus	Pilot studies.
AT-008	Dog	Lymphoma	Planning for pivotal studies in Europe.
AT-009	Dog	Mast cell tumor	Lead selection.
AT-010	Dog	Atopic dermatitis	Lead selection.
AT-011	Dog	Parvovirus	Lead selection.
AT-012	Cat	Calicivirus	Lead selection.
AT-015	Cat	Lymphoma	Proof of concept.
AT-016	Dog	Osteoarthritis	Pilot studies.
AT-017	Dog	Lymphoma	Lead selection.
AT-018	Dog	Atopic dermatitis	Pilot studies.

In addition to the above listed therapeutic candidates, as part of our product selection and development effort, we enter into option agreements with human biopharmaceutical companies to access certain product candidates. These agreements are for a predetermined period of time and enable us to perform additional due diligence and further evaluate the product candidate prior to entering into a license. We negotiate the terms of the license at the time of the option agreement and those terms become effective only if we exercise the option. We refer to these product candidates as being part of our Exclusive Option Program. In addition to exploring external product candidates in our Exclusive Option Program, we occasionally secure rights to additional product candidates in conjunction with licensing deals and we explore internal product candidates as part of our discovery effort. We typically designate such external and internal product candidate opportunities with a letter from the Greek alphabet. For example, from external sources, we designated AT-Alpha (now terminated), AT-Beta for epilepsy in dogs, AT-gamma (now AT-018), AT-Delta (now AT-017) for canine lymphoma, AT-Epsilon for melanoma, and AT-Zeta for hemangiosarcoma. From internal efforts, we have AT-Eta and AT-Theta as MAbs against undisclosed targets. On April 29, 2015, we entered into an option agreement with a third-party for a molecule that we will consider licensing for development for periodontal disease in dogs (AT-Iota).

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

We recently completed a capacity expansion project for the manufacture of AT-004 and AT-005 at our USDA-licensed manufacturing facility in San Diego, California. We submitted updated facility documentation to the USDA and are awaiting a facility inspection. We continue to explore options to establish larger manufacturing capacities to satisfy long-term demands of AT-004 and AT-005.

While we are primarily a development-stage company, in late-2014 and during the first quarter of 2015, we have been making AT-005 available for commercial sale as part of the T-cell Clinical Experience Program or T-CEP. We continue to expand AT-005 availability in T-CEP, and during the three months ended March 31, 2015 we received product orders from approximately three dozen oncology practices. Additionally, as of April 1, 2015, we have made AT-004 available for compassionate use to approximately two dozen accounts participating in our T-LAB post-conditional approval study.

In addition to completing additional post-conditional approval studies with AT-005 (T-CHOMP, T-LAB, and T-CEP) and making AT-004 available for compassionate use in the T-LAB accounts, we continue to explore the binding of the antibodies to their intended targets in-vivo and further define the mechanism of action such as lymphoma cell depletion. We believe that these scientific studies, if successful, could accelerate acceptance of monoclonal antibody therapy.

In the three months ended March 31, 2015, Elanco paid the full approval milestone and all amounts due with respect to product manufactured for Elanco in 2014, totaling $3.2 million. Related to the terminated license with Elanco discussed previously, we agreed to pay Elanco $2.5 million to reacquire all rights to AT-004, plus a milestone of $0.5 million due after we complete our first commercial sale of the product, expected in the second half of 2015.

During January and April 2015, we sold 306,122 shares of Advaxis, Inc. (“Advaxis”) common stock for net proceeds of $4.7 million. The shares were acquired as part of the exclusive license agreement with Advaxis executed in March 2014. We continue to hold 153,061 warrants in Advaxis common stock.

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

There have been no material changes to our critical accounting policies through March 31, 2015 from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$—	$176	NA %
Product sales	156	—	NA
Total revenues	156	176	(11.4)%
Costs and expenses:
Cost of product sales	110	—	NA
Royalty expense	20	18	11.1%
Research and development	6,221	3,572	74.2%
Selling, general and administrative	4,185	4,613	(9.3)%
In-process research and development	—	657	NA
Amortization of acquired intangible assets	483	539	(10.4)%
Other income (expense)
Interest income	71	14	407.1%
Interest expense	(218)	(328)	(33.5)%
Other income/(expense), net	1,965	(243)	(908.6)%
Income tax benefit	271	627	(56.8)%

Revenues

During each of the three months ended March 31, 2015 and 2014 we recorded $0.2 million in revenue. During the three months ended March 31, 2015, we recorded $0.2 million in product sales of AT-005, which was granted conditional approval in early 2014. We received a  $3.0 million payment from Elanco relating to the milestone achieved when AT-004 received a full license from the USDA. This was offset by $3.0 million in consideration for the return of the commercial and manufacturing license of AT-004 previously granted to Elanco. These amounts were netted resulting in zero licensing and collaboration revenue in the three months ended March 31, 2015. For the three months ended March 31, 2014, the revenue reported was primarily from research and development services we provide for the ongoing development of AT-006, our partnered program for the treatment of ocular herpes infection. Revenues from the performance of research and development services are recorded as licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

We continue to anticipate modest revenues from AT-005 as we continue to make the product available to a limited number of specialty clinics through T-CEP. In the second half of 2015, we anticipate making AT-004 available through an experience program as we continue to explore options to establish larger manufacturing capacities for both AT-004 and AT-005. Aratana anticipates a full launch of its lymphoma franchise in 2016.

Research and development

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014	% CHANGE
	(Dollars in thousands)

Contracted development costs	$4,162	$1,493	178.7%
Personnel costs	1,712	1,375	24.5%
Other costs	347	704	(50.7)%
Total research and development	$6,221	$3,572	74.2%

During the three months ended March 31, 2015, research and development expense increased by $2.6 million from $3.6 million for the three months ended March 31, 2014. The increase in research and development expense is due primarily to advancing the development of ongoing programs, an increase in headcount, and an increase in the number of products in development as a result of previous acquisitions and in-licensing of new technology in 2014.

We expect research and development expense will increase for the foreseeable future as we continue to increase our staffing, conduct pilot field studies and pivotal field effectiveness studies and further develop our compounds. At this time, due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing or estimated costs of the efforts that will be necessary to complete the development of our product candidates. We expect to fund our research and development expenses from our cash, cash equivalents, and short-term investments and any future collaboration or financing arrangements. We cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Selling, general and administrative

During the three months ended March 31, 2015, selling, general and administrative expense decreased by $0.4 million as compared to the same period in 2014. The decrease is primarily related to a credit of $1.2 million to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders, off-set by $0.8 million as a result of increased stock-based compensation, increased headcount, and increased commercial activities. We continue to establish a commercial infrastructure to prepare for commercial introduction of our later stage products, including personnel, systems, and other costs associated with awareness and data for AT-004 and AT-005. We currently have two commercial-stage products in our portfolio. AT-004 has a full license and AT-005 has a  conditional license from the USDA.

We expect selling, general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of our lymphoma franchise, AT-001, AT-002, AT-003, and other development programs.

In-process research and development

In-process research and development expense decreased by $0.7 million for the three months ended March 31, 2015. The decrease is entirely due to the exclusive license agreement with Advaxis entered into during the three months ended March 31, 2014.

Amortization of acquired intangible assets

Amortization expense was $0.5 million for each of the three months ended March 31, 2015 and March 31, 2014. The amortization expense is related to the amortization of intangible assets associated with AT-004 and AT-005, which will be amortized over their respective 20 year estimated useful lives.

Interest expense

Interest expense decreased by $0.1 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease is due to interest paid during the three months ended March 31, 2014 related to notes payable associated with the acquisitions of Vet Therapeutics and Okapi Sciences, which were paid in the three months ended March 31, 2014.

Other income (expense)

Other income (expense) increased by $2.2 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The increase is primarily related to a $1.0 million increase in the fair value of the Advaxis warrant as compared to a decrease in fair value of $0.2 million on the Advaxis warrant during the 2014 period. We also we realized a $1.0 million gain on the sale of Advaxis stock during the three months ended March 31, 2015.

Income tax benefit

Income tax benefit decreased by $0.3 million for the three months ended March 31, 2015.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	MARCH 31, 2015	DECEMBER 31, 2014	CHANGE %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,164	$9,823	207.1%
Marketable securities - short-term	249	249	—%
Reverse repurchase agreements	57,000	88,000	(35.2)%
Marketable securities - long-term	2,616	2,452	6.7%
Derivative financial instruments	2,066	1,108	86.5%
Total cash, cash equivalents, marketable securities and short-term investments	$92,095	$101,632	(9.4)%
Borrowings:
Loan payable	$14,969	$14,963	—%
Working capital:
Current assets	$89,380	$99,909	(10.5)%
Current liabilities	5,655	9,468	(40.3)%
Total working capital	$83,725	$90,441	(7.4)%

We have incurred losses and negative cash flows from operations and have not generated significant revenue.

As of March 31, 2015, we had an accumulated deficit of $76.7 million and cash, cash equivalents, and short-term investments of $87.4 million.

We believe that our existing cash, cash equivalents, and short-term investments will allow us to fund our operations through December 31, 2016. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

Cash, Cash Equivalents and Investments

Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, and other interest bearing debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and investments by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. The value of our investments, however, may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity.

Indebtedness

Under our loan security agreement, we have $15.0 million in aggregate principal amount of 5.50% non-revolving loans due June 13, 2016.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2014 reflects a decrease in total current assets of $10.5 million and a decrease in current liabilities of $3.8 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents and short-term investments. The decrease in total current liabilities primarily resulted from the payment and release of contingent consideration.

Cash Flows

The following table shows a summary of our cash flows for the three months ended March 31, 2015:

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(Dollars in thousands)
Net cash used in operating activities	$(9,006)	$(8,211)
Net cash provided by (used in) investing activities	$32,451	$(13,385)
Net cash (used in) provided by financing activities	$(3,000)	$57,283

Net cash used in operating activities

During the three months ended March 31, 2015, net cash used in operating activities was $9.0 million. We had a pretax loss of $9.0 million which includes an adjustment of a non-cash expense for stock-based compensation of $2.4 million, off-set by a non-cash change in fair value of contingent consideration of $1.2 million, an unrealized gain on marketable securities of $1.0 million, an unrealized gain on derivative instruments of $1.0 million, non-cash deferred income tax benefit of $0.3 million and a decrease in working capital of $0.3  million. Our net losses were primarily attributed to research and development activities related to our programs and our selling, general and administrative expenses.  Net cash used by changes in our working capital consisted primarily of an increase of $1.9 million in accounts payable, and an increase of $0.4 million in accrued expenses and other liabilities, partially offset by uses of cash related to increase of $0.1 million for inventories. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities.

During the three months ended March 31, 2014, net cash used in operating activities was $8.2 million. We had a pretax loss of $9.8 million which includes an adjustment of a non-cash expense for stock-based compensation of $2.2 million, off-set by non-cash deferred income tax benefit of $0.6 million, and a change in working capital of $2.1 million. Our net losses were primarily attributed to research and development activities related to our programs and our general and administrative expenses, we had $0.2 million revenue in the period. Net cash used by changes in our working capital consisted primarily of a decrease of $2.0 million in accounts payable, a decrease of $0.4 million in prepaid expenses, offset by uses of cash related to increase of $0.2 million in accrued expenses. The increase in prepaid expenses relates primarily to research and development agreements. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2015, net cash provided by investing activities was $32.5 million, which related to the proceeds from the maturities and sales of marketable securities of $225.5 million, partially offset by the purchases of investments of $193.0 million.

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

Net cash (used in) provided by financing activities

During the three months ended March 31, 2015, net cash used in financing activities was $3.0 million. Net cash used in financing activities resulted from cash paid for contingent consideration of $3.0 million to the former shareholders of Vet Therapeutics.

During the three months ended March 31, 2014, net cash provided by financing activities was $57.3 million. Net cash provided by financing activities primarily resulted from public offering net proceeds of $92.2 million, net of commissions. This was partially offset by payments of $15.2 million related to promissory note and $15.0 million related to the contingent consideration for the Okapi Sciences acquisition, and $1.7 million related to our public offering and a payment of $3.0 million for the Vet Therapeutics note payable.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loan payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to, other funding commitments, contingent development, regulatory and commercial milestone payments, contingent consideration related to business combinations and off-balance sheet arrangements as described below. There have been no material changes in our contractual obligations since December 31, 2014.

Other Funding Commitments

As of March 31, 2015, we have several on-going development programs in various stages in the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of March 31, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $117.7 million, which $77.7 million are commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2015, such contingencies have not been recorded in our financial statements

We anticipate that we may pay approximately $1.5 million and $2.75 million of milestone payments during the remainder of 2015 and the next 12 months respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration related to Business Combinations

During the three months ended March 31, 2015, we settled the remaining contingent consideration related to our October 2013, acquisition of Vet Therapeutics, Inc. in the amount of $3.0 million. With the settlement of this contingent consideration we no longer have any contingent consideration related to business combinations.

Off-Balance Sheet Arrangements

We have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities or variable interest entities.

Recently Issued and Adopted Accounting Pronouncements

Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued guidance on how purchasers of hosted computing services should evaluate whether such arrangements contain a software license that should be accounted for separately.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and is to be applied prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. We do not expect that this guidance will have a material impact on our consolidated financial statements.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a retrospective basis. We do not expect that this guidance will have a material impact on our consolidated financial statements.

Revenue from Contracts with Customers

In April 2015, the FASB proposed a one year delay in the effective date of the new revenue standard. As a result, these changes become effective for us on January 1, 2018 and early adoption is permitted but not before the original effective date of January 1, 2017. We are currently assessing the impact, if any, this new guidance will have on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015. There have been no material changes to our market risks or management of such risks since that date.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at the reasonable assurance level as of March 31, 2015. This conclusion is due to the material weakness in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, in the first quarter of 2015, our management identified a material weakness in our internal control over financial reporting relating to accounting for business combinations. Specifically, management did not have effective controls to identify erroneous inputs and assumptions used to value intangible assets acquired in a business combination. This material weakness resulted in the restatement of our consolidated financial statements for the year ended December 31, 2013 as described in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. To the extent we complete another business combination prior to remediating the material weakness, this material weakness could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plans

To remediate the material weakness described above and enhance our internal control over financial reporting, management is continuing to conduct a thorough review of its internal controls over its accounting for business combinations. Following this review, management will develop a remediation plan, after which we will implement controls to specifically address completeness and accuracy of significant inputs and assumptions used in valuing acquired assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

There have been no material changes in the three months ended March 31, 2015 to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the quarter ended March 31, 2015.

Unregistered Sales of Equity Securities

None.

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

ARATANA THERAPEUTICS, INC.

Date: May 8, 2015	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Craig Tooman
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