Form 10-Q
period 2015-06-30
ARATANA THERAPEUTICS, INC.
filed 2015-08-07
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐     No:  ☒

As of August 3, 2015, there were 34,964,956 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	JUNE 30, 2015	DECEMBER 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,591	$9,823
Short-term investments	71,000	88,249
Accounts receivable	148	352
Inventories	882	427
Prepaid expenses and other current assets	927	900
Deferred tax asset	158	158
Total current assets	85,706	99,909
Property and equipment, net	1,616	620
Long-term marketable securities	—	2,452
Goodwill	40,165	41,398
Intangible assets, net	59,332	62,323
Other long-term assets	68	1,201
Total assets	$186,887	$207,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,732	$1,532
Accrued expenses	3,743	3,229
Current portion – loan payable	14,976	—
Current portion – contingent consideration	—	4,248
Deferred tax liability	380	413
Other current liabilities	101	46
Total current liabilities	20,932	9,468
Loan payable	—	14,963
Deferred tax liability	855	1,610
Other long-term liabilities	10	30
Total liabilities	21,797	26,071
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014, 34,345,197 and 34,147,861 issued and outstanding at June 30, 2015, and December 31, 2014, respectively	34	34
Treasury stock	(1,081)	(1,081)
Additional paid-in capital	259,451	254,993
Accumulated deficit	(84,721)	(67,964)
Accumulated other comprehensive loss	(8,593)	(4,150)
Total stockholders’ equity	165,090	181,832
Total liabilities and stockholders’ equity	$186,887	$207,903

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Revenues
Licensing and collaboration revenue	$—	$300	$—	$476
Product sales	230	—	386	—
Total revenues	230	300	386	476
Costs and expenses
Cost of product sales	109	—	219	—
Royalty expense	23	17	43	35
Research and development	6,081	4,300	12,302	7,872
Selling, general and administrative	4,879	4,404	9,064	9,016
In-process research and development	—	500	—	1,157
Amortization of acquired intangible assets	483	582	966	1,121
Total costs and expenses	11,575	9,803	22,594	19,201
Loss from operations	(11,345)	(9,503)	(22,208)	(18,725)
Other income (expense)
Interest income	43	13	114	27
Interest expense	(217)	(218)	(435)	(546)
Other income (expense), net	3,176	95	5,141	(148)
Total other income (expense)	3,002	(110)	4,820	(667)
Loss before income taxes	(8,343)	(9,613)	$(17,388)	$(19,392)
Income tax benefit	360	335	631	962
Net loss	$(7,983)	$(9,278)	$(16,757)	$(18,430)
Net loss per share, basic and diluted	$(0.23)	$(0.32)	$(0.49)	$(0.66)
Weighted average shares outstanding, basic and diluted	34,278,105	28,761,326	34,236,282	27,768,959

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
Net loss	$(7,983)	$(9,278)	$(16,757)	$(18,430)

Other comprehensive loss:
Foreign currency translation adjustment	(1,390)	(322)	(3,191)	(390)
Unrealized gain (loss) on available-for-sale securities	958	80	2,622	(352)
Net gain reclassified into income on sale of available-for-sale securities	(2,864)	—	(3,874)	—
Other comprehensive loss	(3,296)	(242)	(4,443)	(742)
Comprehensive loss	$(11,279)	$(9,520)	$(21,200)	$(19,172)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014
Cash flows from operating activities
Net loss	$(16,757)	$(18,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	1,157
Stock-based compensation expense	4,389	3,700
Depreciation and amortization expense	1,056	1,183
Gain on sale of marketable securities	(3,874)	—
Non-cash interest expense	20	20
Change in fair value of contingent consideration	(1,248)	(150)
Change in fair value of derivative instruments	(1,274)	219
Deferred tax benefit	(631)	(962)
Changes in operating assets and liabilities:
Accounts receivable	194	(116)
Inventories	(455)	(69)
Prepaid expenses	(57)	(466)
Other assets	15	(40)
Accounts payable	213	(1,676)
Accrued expenses and other liabilities	553	(250)
Deferred income	50	(64)
Net cash used in operating activities	(17,806)	(15,944)
Cash flows from investing activities
Purchases of property and equipment, net	(1,098)	(246)
Cash paid for acquisitions, net of cash received	—	(12,075)
Proceeds from sales of marketable securities	7,456	—
Purchase of investments	(905,000)	(1,200)
Proceeds from maturities of investments	922,249	2,217
Purchase of derivative instruments	—	(643)
Purchase of in-process research and development	—	(1,157)
Net cash provided by (used in) investing activities	23,607	(13,104)
Cash flows from financing activities
Repurchase of common stock	—	(1,074)
Proceeds from stock option exercises	47	45
Proceeds from public offering, net of commission	—	92,224
Payments of public offering costs	—	(1,731)
Cash paid for promissory notes	—	(18,067)
Cash paid for contingent consideration	(3,000)	(15,166)
Net cash (used in) provided by financing activities	(2,953)	56,231
Effect of exchange rate on cash	(80)	4
Net increase in cash and cash equivalents	2,768	27,187
Cash and cash equivalents, beginning of period	9,823	41,084
Cash and cash equivalents, end of period	$12,591	$68,271
Supplemental disclosure of cash flow information
Cash paid for interest	$415	$413
Non-cash exercise of warrant	$750	$—

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

Consolidation

The Company’s consolidated financial statements include its financial statements and those of its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The Company does not have any interests in any variable interest entities.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $262 and $182 as of June 30, 2015, and December 31, 2014, respectively.

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

Revenue from Contracts with Customers

In July 2015, the FASB approved a one year delay in the effective date of the new revenue standard. These changes become effective for the Company on January 1, 2018, and early adoption is permitted but not before the original effective date of January 1, 2017. The Company is currently assessing the impact, if any, this new guidance will have on its financial condition, results of operations or cash flows.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance which requires entities to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a prospective basis. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

2. Business Combinations

Acquisition of Okapi Sciences

On January 6, 2014, the Company acquired Okapi Sciences NV  (“Okapi Sciences”), a Leuven, Belgium based company with a proprietary antiviral platform and three clinical/development stage product candidates. This acquisition further expanded the existing Company pipeline. The aggregate purchase price was approximately $44,439, which consisted of $14,139 in cash, a promissory note in the principal amount of $15,134 with a maturity date of December 31, 2014, and contingent consideration of up to $16,308 with an acquisition fair value of $15,166. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to mandatory prepayment in the event of a specified equity financing by the Company. On February 4, 2014, the promissory note and accrued interest was paid in cash in the amount of $15,158. On March 17, 2014, the contingent consideration was settled in cash in the amount of $15,235.

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

Fair Value of Contingent Consideration: The Company agreed to pay up to $16,308 on or prior to April 7, 2014, subject to mandatory prepayment in cash in the event of a specified future equity financing, provided that if not paid in cash by April 7, 2014, payment was to be made in the form of shares of the Company’s common stock-based on the average closing price of the Company’s common stock during the 10-trading day period ending April 4, 2014, subject to a maximum of 1,060,740 shares and a minimum of 707,160 shares. This contingent consideration was recorded as a liability and measured at fair value using a probability-weighted model utilizing significant observable and unobservable inputs, including the volatility in the market price of the Company’s common stock, the expected probability of settling the contingent consideration in either cash or shares and an estimated discount rate commensurate with the risks of these outcomes. The analysis resulted in an estimated fair value of contingent consideration of $15,166. The contingent consideration was settled March 17, 2014, for $15,235 and the difference between the initial fair value amount and settlement amount was $69 which is reflected as a charge to selling, general and administrative expenses in the consolidated statements of operations.

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

SIX MONTHS ENDED
JUNE 30,
2014
(Unaudited)
Revenue	$476
Loss from operations	(18,431)
Loss before income taxes	(19,101)
Net loss per share before income taxes – basic and diluted	$(0.69)

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

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2015 and December 31, 2014, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	JUNE 30, 2015 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,474	$—	$6,474	$—	$6,474
Money market fund	177	177	—	—	177
Short-term investments:
Reverse repurchase agreements	71,000	—	71,000	—	71,000
	$77,651	$177	$77,474	$—	$77,651

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

On January 2, 2015, the Company was granted a full product license for AT-004. The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics, Inc. (“Vet Therapeutics”) shareholders per the terms of Vet Therapeutics merger agreement. Further, on February 24, 2015, in connection with the mutual termination of the Elanco Agreement for AT-004 (Note 11), the Company obtained consent from the shareholder representative of the former Vet Therapeutics shareholders that the $3,000 payment shall cause the Company to have no further obligation or liability under the merger agreement. The Company paid the $3,000 contingent consideration in March 2015. During the six months ended June 30, 2015, the Company recorded a credit of $1,248 to selling, general and administrative expense to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value at June 30, 2015 and December 31, 2014 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	JUNE 30, 2015
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,976	$15,067

	DECEMBER 31, 2014
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,963	$14,933

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

4. Investments

Marketable Securities

As of June 30, 2015, the Company did not hold any marketable securities.

The fair value of available-for-sale marketable securities by type of security as of December 31, 2014 was as follows:

	DECEMBER 31, 2014

		GROSS	GROSS
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificate of deposit	$249	$—	$—	$249
Long-term marketable securities:
Common stock	1,200	1,252	—	2,452
Total	$1,449	$1,252	$—	$2,701

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

5. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in other long-term assets. In 2015, the Company’s derivative financial instrument, the Advaxis warrant, was not designated as a hedging instrument and was adjusted to fair value through earnings in other income (expense). During the three months ended June 30, 2015, the Company exercised the Advaxis warrant (see Note 11) and subsequently sold the shares of common stock received upon exercise.

The following table shows the Company’s derivative instrument at gross fair value:

	FAIR VALUE OF DERIVATIVES NOT
	DESIGNATED AS HEDGING INSTRUMENT
	JUNE 30, 2015	DECEMBER 31, 2014
Derivative assets:
Warrant (Notes 3 and 11)	$—	$1,108

The following table shows the gain (loss) recognized in other income (expense) for the three and six months ended:

	GAIN RECOGNIZED IN		GAIN (LOSS) RECOGNIZED IN
	OTHER INCOME (EXPENSE)		OTHER INCOME (EXPENSE)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Derivative assets:
Warrant	$316	$27	$1,274	$(219)

During the three months ended June 30, 2015, the Company exercised the warrant and recognized a gain of $316 in other income (expense), and subsequently sold the shares of common stock received upon exercise and recognized a gain of $341 in other income (expense).

6. Inventories

Inventories are comprised of the following:

	JUNE 30,	DECEMBER 31,
	2015	2014
Raw materials	$115	115
Work-in-process	514	$206
Finished goods	253	106
	$882	$427

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The following is a summary of goodwill as of June 30, 2015:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$40,165	$—	$40,165

The change in the net book value of goodwill for the six months ended June 30, 2015, is shown in the table below:

2015
As of January 1,	$41,398
Effect of foreign currency exchange	(1,233)
As of the end of the period,	$40,165

8. Intangible Assets, Net

The following is a summary of unamortized intangible assets as of June 30, 2015:

GROSS
CARRYING
Unamortized intangible assets:	VALUE
Intellectual property rights acquired for IPR&D	$23,834

Based on the completed pilot study results in Europe for AT-007 received late in the first quarter of 2015, the Company determined additional pilot studies were needed before advancing to a pivotal program. During the third quarter of 2015, the Company intends to meet with key opinion leaders to review the pilot study results and determine relevant treatment population and acceptable protocols for treatment for this potential indication (feline immunodeficiency virus). Based on the information obtained from the key opinion leaders, the Company may determine that the initial market size and treatment regimen assumed by the Company at time of acquisition may need to be revised. Any negative change in the market size, regimen, development timeline, or budget could result in a change in discounted cash flows or abandonment resulting in an impairment charge to the carrying value of $10,945. Based on these factors, the Company has determined AT-007 is at-risk for impairment in future periods.

The Company has been conducting early pre-development studies, including lead selection and proof of concept on several of our programs. These programs have an inherent risk due to the stage of development. The Company is currently evaluating several molecules in the canine parvovirus program or AT-011. However, possible development delays due to inability to find a suitable candidate to advance into development or future reprioritization of resources may result in a negative change in the development timeline or budget that could impact the discounted cash flows or abandonment resulting in an impairment charge to the carrying value of $5,837.

The following is a summary of amortized intangible assets as of June 30, 2015:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	AVERAGE
Amortized intangible assets:	VALUE	AMORTIZATION	VALUE	USEFUL LIFE
Intellectual property rights for currently marketed products:
AT-004	$28,572	$2,440	$26,132	20	Years
AT-005	$10,080	$714	$9,366	20	Years

The change in the net book value of intangible assets for the six months ended June 30, 2015, is shown in the table below:

2015
As of January 1,	$62,323
Amortization expense	(966)
Effect of foreign currency exchange	(2,025)
As of the end of the period,	$59,332

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. The Company recognized amortization expense of $483 and $966 for the three and six months ended June 30, 2015, respectively, and $582 and $1,121 for the three and six months ended June 30, 2014, respectively. Indefinite-lived IPR&D intangible assets are not amortized until a product reaches its first conditional license or approval, then they are amortized over their estimated useful lives.

On February 24, 2015, the Company and Elanco mutually terminated the Elanco Agreement associated with AT-004 (Note 11). Due to the termination, the Company became responsible for all commercial and manufacturing activities associated with AT-004 beginning in 2015. The Company conducted an impairment assessment and concluded that the AT-004 intangible asset was not impaired. As part of the assessment, the Company considered that the product would be made available in the second half of 2015, as well as manufacturing expenses, technology royalties, post-approval studies, marketing, and selling expenses to commercialize the product.

9. Debt

Converted Loans

As of June 30, 2015, the Company had $15,000 in aggregate principal amount of 5.50% non-revolving loans due June 13, 2016.  This loan has been reclassified from long-term loan payable to current portion-loan payable as it is now due within one year. The Company has an option to amortize the principal amount equally over 24 months if it remains compliant with all the conditions under the loan security agreement through June 13, 2016 and it mutually agrees with the bank to any further financial covenants. During the three and six months ended June 30, 2015, the Company recognized interest expense related to the non-revolving loans of $219 and $435, respectively. During the three and six months ended June 30, 2014, the Company recognized interest expense related to the non-revolving loans of $216 and $433, respectively.

10. Accrued Expenses

Accrued expenses consisted of the following as of June 30, 2015, and December 31, 2014:

	JUNE 30,	DECEMBER 31,
	2015	2014
Accrued expenses:
Accrued payroll and related expenses	$1,307	$2,017
Accrued professional fees	315	429
Accrued royalty expense	44	72
Accrued interest expense	39	41
Accrued research and development costs	1,413	663
Accrued milestone	500	—
Accrued other	125	7
Total accrued expenses	$3,743	$3,229

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

Under the terms of the subscription agreement for the Advaxis Agreement, the Company acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1,843. The warrant is exercisable through March 19, 2024, at an exercise price of $4.90 per share, and is to be settled through physical share issuance or net share settlement where the total number of issued shares is based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise. Neither the common stock nor warrant have registration rights. The Company allocated the consideration of $1,843 to Advaxis common stock ($1,200) and the Advaxis warrant ($643) based on their respective fair values and recorded the purchase in marketable securities and other long-term assets, respectively. See Note 3 for subsequent fair value matters related to the Advaxis common stock and warrant.

In January 2015, the Company sold 124,971 shares of Advaxis common stock for proceeds of $1,500,  and recognized a gain of $1,010 in other income (expense). Further in April 2015, the Company sold the remaining 181,151 shares of Advaxis common stock for proceeds of $3,233,  recognizing a gain of $2,523 in other income (expense) during the second quarter of 2015.

In May 2015, the Company, through net share settlement, exercised the Advaxis warrant for a total  exercise price equivalent to $750 and received 116,411 net shares of Advaxis common stock. Subsequently, the Company sold this Advaxis common stock for proceeds of $2,724, a gain of $341, recorded in other income (expense) during the second quarter of 2015.

12. Common Stock

As of June 30, 2015, there were 34,345,197 shares of the Company’s common stock outstanding, net of 619,123 shares of unvested restricted common stock.

13. Stock-Based Awards

The following table summarizes stock option activity under the 2010 Equity Incentive Plan (the “2010 Plan”) for the six months ended June 30, 2015:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2014	170,466	$1.71	8.05	$2,746
Granted	—	—
Exercised	(56,149)	0.43
Forfeited	(26,324)	0.45
Expired	—	—
Outstanding as of June 30, 2015	87,993	$2.90	7.59	$1,075

For the six months ended June 30, 2015, the total intrinsic value of options exercised was $765 and the total received from stock option exercises was $24.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

As of June 30, 2015, options for the purchase of 1,503,981 shares of the Company’s common stock (net of repurchased shares) have been exercised, of which 130,587 are unvested and subject to repurchase.

The table below summarizes activity under the 2010 Plan related to restricted stock for the six months ended June 30, 2015:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	91,334	$0.94
Restricted common stock issued	—	—
Restricted common stock vested	(27,129)	0.37
Restricted common stock forfeited	—	—
Unvested restricted common stock as of June 30, 2015	64,205	$0.37

The following table summarizes stock option activity under the 2013 Incentive Award Plan (the “2013 Plan”) for the six months ended June 30, 2015:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE

Outstanding as of December 31, 2014	1,481,866	$17.13	8.96	$3,835
Granted	442,350	16.47
Exercised	(3,879)	6.00
Forfeited	(139,202)	20.98
Expired	—	—
Outstanding as of June 30, 2015	1,781,135	$16.69	8.51	$2,598

For the six months ended June 30, 2015, the weighted average grant date fair value of stock options granted was $10.32. For the six months ended June 30, 2015, the total intrinsic value of options exercised was $32. The Company received $23 during the three months ended June 30, 2015, from stock option exercises.

The table below summarizes activity under the 2013 Plan related to restricted stock for the six months ended June 30, 2015:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	277,844	$16.92
Restricted common stock issued	218,150	17.08
Restricted common stock vested	(48,293)	17.87
Restricted common stock forfeited	(23,370)	13.93
Unvested restricted common stock as of June 30, 2015	424,331	$17.06

For the six months ended June 30, 2015, the total fair value of restricted common stock vested was $834. The Company did not receive cash proceeds for any of the restricted common stock granted during the six months ended June 30, 2015.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three and six months ended June 30, 2015, and 2014, as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Cost of product sales	$30	$—	$67	$—
Research and development	394	378	999	782
Selling, general and administrative	1,605	1,089	3,323	2,918
	$2,029	$1,467	$4,389	$3,700

The Company had an aggregate of $13,144 and $6,120, of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of June 30, 2015, which is expected to be recognized over a weighted average period of 2.49 years.

14. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and six months ended June 30, 2015, and 2014:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Basic and diluted net loss per share :
Numerator:
Loss before income taxes	$(8,343)	$(9,613)	$(17,388)	$(19,392)
Income tax benefit	360	335	631	962
Net loss	$(7,983)	$(9,278)	$(16,757)	$(18,430)
Denominator:
Weighted average shares outstanding – basic and diluted	34,278,105	28,761,326	34,236,282	27,768,959
Net loss per share – basic and diluted	$(0.23)	$(0.32)	$(0.49)	$(0.66)

Stock options for the purchase of 1,671,270 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

Stock options for the purchase of 1,597,332 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three and six months ended June 30, 2014, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

15. Income Taxes

The Company recorded income tax benefit of $360 and $631 during the three and six months ended June 30, 2015, respectively, compared to $335 and $962 during the three and six months ended June 30, 2014.  The Company’s income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets. The Company’s effective tax rate of 4.12% and 3.60% for the three and six months ended June 30, 2015, reflects the expected deferred tax benefit for losses incurred by Aratana Therapeutics NV (formerly Okapi Sciences, “Aratana NV”) that would reduce the amount of deferred tax liability related to intangible assets.

As of June 30, 2015, the Company had net deferred tax liability of $1,077 primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards of Aratana NV.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, amounts in thousands, except share and per share data)

16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, for the six months ended June 30, 2015:

		UNREALIZED
		HOLDING
	FOREIGN	GAIN/(LOSS) ON	ACCUMULATED
	CURRENCY	AVAILABLE FOR	OTHER
	TRANSLATION	SALE	COMPREHENSIVE
	ADJUSTMENT	SECURITIES	LOSS
Balance as of December 31, 2014	$(5,402)	$1,252	$(4,150)
Foreign currency translation adjustments	(3,191)	—	(3,191)
Unrealized holding gain on available-for-sale securities	—	2,622	2,622
Net gain reclassified into income on sale of available-for-sale securities	—	(3,874)	(3,874)
As of June 30, 2015	$(8,593)	$—	$(8,593)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss:

		AMOUNTS RECLASSIFIED FROM		AMOUNTS RECLASSIFIED FROM
		ACCUMULATED OTHER		ACCUMULATED OTHER
		COMPREHENSIVE LOSS		COMPREHENSIVE LOSS
		THREE MONTHS ENDED		SIX MONTHS ENDED
		JUNE 30,		JUNE 30,
	Income Statement Location	2015	2014	2015	2014
Gain on sale of securities available-for-sale	Other income (expense)	$2,864	$—	$3,874	$—
		$2,864	$—	$3,874	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and partners; regulatory restrictions on the marketing of our product candidates; our small commercial sales organization, and any failure to create a sales force or partner with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our product candidates; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10- Q.

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment which sits at the intersection of the more than $50 billion annual U.S. pet market, and the more than $20 billion annual worldwide animal health market. Our current product portfolio includes over 18 therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target opportunities in serious medical conditions in pets.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and selling, general and administrative costs associated with our operations. As of June 30, 2015, we had a deficit accumulated since inception of $84.7 million and cash, cash equivalents and short-term investments of $83.6 million.

Recent Developments

We recently reported data from several of our advanced development programs and we believe that we may commence commercialization of up to six products in 2016.

On August 7, 2015, we received the Chemistry, Manufacturing and Controls (“CMC”) technical section complete letter for AT-001 (grapiprant, an EP4 prostaglandin receptor antagonist) to treat osteoarthritis pain and inflammation in dogs. We anticipate receiving the effectiveness technical section complete letter in the third quarter of 2015. We anticipate submitting an administrative New Animal Drug Application (“NADA”) for AT-001 in dogs in early 2016, which if approved would allow us to commence commercialization of the product in 2016. We are continuing our interactions with the European Medicines Agency and believe that our discussions and efforts will lead to the successful development of AT-001 outside the U.S.

During the second quarter of 2015, we completed the pivotal field effectiveness study of AT-002 (capromorelin, a ghrelin agonist) in client-owned dogs for appetite stimulation. The double-masked, randomized, placebo-controlled, multi-site, pivotal field study enrolled more than 200 client-owned dogs with reduced appetite (inappetence) from a variety of causes. Dogs were randomized 2:1 and treated with AT-002 at 3 mg/kg once daily and one group treated with placebo once daily for 4 ±1 days. Dogs were assessed for effectiveness on day 4 with an owner appetite assessment instrument. Secondary endpoints included an alternative owner appetite assessment questionnaire and body weight. Clinical success rates were approximately 70% for the once-daily dose of AT-002 group vs. approximately 45% for the placebo group which represents a statistically significant difference (p<0.05), thereby achieving the study’s primary endpoint as agreed under protocol concurrence with the FDA’s Center for Veterinary Medicine (“CVM”). The clinical success rates using the alternative owner appetite assessment were statistically significant (p<0.05) in favor of the AT-002 treatment group. Body weight assessed as a positive change from baseline was also statistically significant (p<0.05) in favor of the AT-002 treatment. We will first discuss and agree on the results with the CVM before final p-values can be calculated. AT-002 appeared to be palatable and well accepted, and none of the serious adverse events were considered to be related to AT-002 treatment.

We also reported the results of a separate placebo-controlled laboratory study in 24 beagle dogs who received AT-002 once daily at 3 mg/kg or placebo once daily for 4 days. Dogs who received AT-002 demonstrated an increase in mean food consumption of 61% versus placebo-treated dogs of -11% from Day 0 to Day 3, which was statistically significant (p<0.001). The 6% weight gain that was observed in AT-002 treated dogs from Day 0 to Day 3 was also statistically significant (p<0.001) compared to placebo-treated dogs whose weight was unchanged.

We anticipate submitting the pivotal field effectiveness study results to the CVM as the final piece of the Effectiveness Technical Section. In March 2015, we received the target animal safety technical section complete letter for AT-002 in dogs from the CVM. We anticipate the CMC technical section complete letter for AT-002 by early 2016. We anticipate submitting an NADA for AT-002 in dogs in 2016, which if approved, would allow us to commence commercialization of the product in mid-2016. We are continuing our interactions with the European Medicines Agency and believe that our discussions and efforts will lead to the successful development of AT-002 outside the U.S.

We recently completed an AT-002 multi-site field pilot study of approximately 40 cats diagnosed with chronic kidney disease and documented weight loss. The cats received a dose of 2 mg/kg administered orally once daily for 90±3 days. AT-002 treated cats had statistically significant increases in body weight compared to placebo after 90 days (p<0.01) with differences beginning on day 30 and was well tolerated. We believe that the results of this pilot study sufficiently inform us in designing and proceeding with the pivotal field effectiveness study which we anticipate commencing in mid-2016.

We recently completed the pivotal field effectiveness study to evaluate AT-003 (bupivacaine liposome injectable suspension) for post-operative pain management in dogs undergoing knee surgery. Dogs receiving up to 5.3 mg/kg in a single dose of extended-release bupivacaine by infiltration during knee surgery demonstrated statistically significant improvements in pain evaluation compared to placebo (p<0.05), thereby achieving the study’s primary endpoint as agreed under protocol concurrence with the CVM. Success criteria were based on pain evaluations at 24-hour intervals up to 72 hours after surgery, and AT-003 showed statistically significant higher success rates than placebo at each interval. We anticipate a response from the CVM on the CMC technical section for AT-003 filed earlier in 2015, and we anticipate to respond and complete the CMC technical section for AT-003 by mid-2016. We anticipate submitting an NADA for AT-003 in dogs in 2016, which if approved, would allow us to commence commercialization of the product in 2016. We are continuing our interactions with the European Medicines Agency and believe that our discussions and efforts will lead to the successful development of AT-003 outside the U.S.

We recently completed a placebo-controlled pilot field study for AT-003 in cats for post-surgical pain, which demonstrated improvements in pain evaluations compared to placebo that approached statistical significance. Success rates were 60%-70% for cats treated with AT-003 and 30-40% for cats treated with placebo. We believe that the results of this pilot study sufficiently inform us in designing and proceeding with the pivotal field effectiveness study which we anticipate commencing in 2016.

Two of our products, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004 received full licensure from the USDA in January 2015, and AT-005 has received conditional licensure from the USDA. Aratana continues to anticipate full licensure for AT-005 in 2015. While these products have already received marketing authorization from the USDA, we continue to conduct clinical studies to better elucidate how these products work in combination with chemotherapy-based therapy, which is the current standard of care.

During the second quarter of 2015 we completed enrollment in a multi-center, blinded, placebo-controlled, randomized study designed to assess adding AT-005 to a single-agent chemotherapy protocol for dogs with T-cell lymphoma or (“T-LAB”). T-LAB enrolled approximately 60 client-owned dogs with intermediate to high grade T-cell lymphoma. In January 2015, a prior study of AT-005, T-CHOMP, was fully enrolled with a total of approximately 50 client-owned dogs. Results from both studies are expected by mid-2016.

We recently regained the commercialization and manufacturing rights for AT-004, and prior to July 2015, AT-004 had only been available in limited quantities for compassionate use. We initiated an approximately 60 client-owned dog study in July 2015, which we call Mini B-CHOMP to compare the effectiveness of two cycles of CHOP plus AT-004 against historical benchmarks for a standard of care CHOP protocol. Aratana expects to report the initial results of Mini B-CHOMP in mid-2016. We anticipate that results from Mini B-CHOMP will complement the three independent investigator initiated studies in other settings that have already been reported.

We continue to make AT-005 commercially available through a T-cell Clinical Experience Program or T-CEP. Practices participating in T-CEP receive a 30% discount on AT-005 in exchange for data associated with their lymphoma treatments and outcomes. At the end of June 2015, there were approximately 70 active sites and approximately two hundred lymphoma cases enrolled in T-CEP. After Mini B-CHOMP is fully-enrolled, we intend to make AT-004 available on a rolling regional basis as part of a B-cell Clinical Experiences Program or B-CEP. Similar to the T-CEP program, the B-CEP program will allow a discount on AT-004 in exchange for data associated with lymphoma treatments and outcomes.

We continue to expand the manufacturing capacity needed to supply the broader canine lymphoma market while we complete the scientific and post-marketing studies for AT-004 and AT-005. In connection with our facility expansion project, the USDA recently completed an inspection of our facility in San Diego, which today is the single source of AT-004 and AT-005. We are working with a third party USDA-licensed manufacturer to establish a second manufacturing site. However, due to current manufacturing constraints, we do not intend to expand the number of T-CEP sites until late-2016, and expect a limited commercialization through the T-CEP and B-CEP programs until late 2016, at which time a commercial launch of AT-004 and AT-005 is anticipated.

AT-014 is being developed as a therapeutic vaccine to treat canine osteosarcoma. During the second quarter of 2015 the USDA waived the requirement to perform a study that demonstrates that the vaccine organism remains stable in dogs. We are preparing to initiate a pivotal AT-014 field safety study in late 2015, or early 2016, and we continue to anticipate conditional licensure for AT-014 in 2016.

The following table identifies the most advanced molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-001 (grapiprant)	Dog	Pain and inflammation associated with osteoarthritis	Major technical sections submitted to the CVM. Anticipate U.S. marketing approval in 2016.
	Cat	Pain and inflammation associated with degenerative joint disease	Pilot studies.
AT-002 (capromorelin)	Dog	Stimulation of appetite	Pivotal field effectiveness study. Anticipate U.S. marketing approval in mid-2016.
	Dog	Maintain or gain body weight in chronically diseased dogs.	Pilot studies.
	Cat	Maintain or gain body weight in chronically diseased cats	Pilot studies.
AT-003 (bupivacaine ER)	Dog	Post-operative pain management	Pivotal field effectiveness study. Anticipate U.S. marketing approval in 2016.
	Cat	Post-operative pain management	Pilot studies.
AT-004	Dog	B-cell lymphoma monoclonal antibody	Full license issued January 2015. Conducting additional effectiveness studies under practice conditions.
AT-005	Dog	T-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study. Conducting additional effectiveness studies under practice conditions. Full license anticipated in 2015.

AT-014	Dog	Osteosarcoma immunotherapy	Filed for USDA product license. Pivotal field effectiveness study. Conditional license anticipated in 2016.

We are also developing other products that are at the pilot study stage or proof of concept stage.

Based on the completed pilot study results in Europe for AT-007, we determined additional pilot studies were needed before advancing to a pivotal program. During the third quarter of 2015, we intend to have several discussions with key opinion leaders to review the pilot study results and determine relevant treatment population and acceptable protocols for treatment for this potential indication (feline immunodeficiency virus). We have also been conducting early pre-development studies, including lead selection and proof of concept on several of our programs including AT-011 canine parvovirus and AT-012 feline calicivirus.

AT-016 is an adipose-derived allogeneic stem cell product for the treatment of osteoarthritis pain in dogs. Recently, a double-blinded, multi-site, placebo-controlled dose confirmation study in approximately 90 client-owned dogs with osteoarthritis was completed. The dogs who received a single intra-articular injection of AT-016 demonstrated a statistically significant improvement in treatment versus placebo (p<0.05). The primary endpoint was treatment success based on the Client Specific Outcome Measurement or (“CSOM”) on day 60. The final study report is being prepared for CVM submission and agreement on the pivotal field effectiveness study design. If approved by the CVM, AT-016 could be commercially available in late-2017 or 2018.

AT-018 is being developed as an oral CRTH2 antagonist for the treatment of atopic dermatitis, focusing initially on developing the product for dogs. During the second quarter of 2015, we initiated a multi-center, masked, placebo-controlled, randomized pilot field study in client owned dogs with atopic dermatitis. The study targets enrollment of over 50 dogs into multiple treatment groups. Results from this study are expected in early 2016.

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

In addition to the above listed therapeutic candidates, as part of our product selection and development effort, we enter into option agreements with human biopharmaceutical companies to access certain product candidates. These agreements are for a predetermined period of time and enable us to perform additional due diligence and further evaluate the product candidate prior to entering into a license. We negotiate the terms of the license at the time of the option agreement and those terms become effective only if we exercise the option. We refer to these product candidates as being part of our Exclusive Option Program. In addition to exploring external product candidates in our Exclusive Option Program, we occasionally secure rights to additional product candidates in conjunction with licensing deals and we explore internal product candidates as part of our discovery effort. We typically designate such external and internal product candidate opportunities with a letter from the Greek alphabet. For example, from external sources, we designated AT-Alpha and AT-Beta (both now terminated), AT-gamma (now AT-018), AT-Delta (now AT-017), AT-Epsilon for melanoma, AT-Zeta for hemangiosarcoma, and AT-Iota for periodontal disease in dogs. From internal efforts, we have AT-Eta and AT-Theta as monoclonal antibodies against undisclosed targets.

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

Given that we anticipate to commence commercialization of several of our products in 2016, we have been preparing for the launches and we will continue to accelerate the building of our commercial operations over the next 12 to 18 months. Our sales strategy includes a small specialty sales force and a somewhat larger primary care sales force. We anticipate hiring additional sales management in 2015, and sales representatives beginning in 2016. Over the course of 2016, we anticipate staffing approximately two dozen sales territories. We will hire distribution managers that will be work with veterinary distributors to expand our sales and marketing efforts. Corporate account managers will support the needs of the large corporate practices. Our veterinary services force consists of medical science liaisons, who are veterinarians that support the commercial organization.

In the six months ended June 30, 2015, Elanco Animal Health, Inc. (“Elanco”) paid the full approval milestone and all amounts due with respect to product manufactured for Elanco in 2014, totaling $3.2 million. Related to the February termination of our license with Elanco, we agreed to pay Elanco $2.5 million to reacquire all rights to AT-004, plus a milestone of $0.5 million due after we complete our first commercial sale of the product, expected in the second half of 2015.

During January and April 2015, we sold an aggregate of 306,122 shares of Advaxis, Inc. (“Advaxis”) common stock for net proceeds of $4.7 million. The shares were acquired as part of the exclusive license agreement with Advaxis executed in March 2014.

During May 2015, we exercised 153,061 warrants in Advaxis common stock for a net share settlement of 116,411 shares ($0.8 million) of Advaxis common stock. Subsequently, we sold all 116,411 shares of Advaxis common stock for net proceeds of $2.7 million.

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

There have been no material changes to our critical accounting policies through June 30, 2015, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015, and 2014

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,
	2015	2014	% CHANGE	2015	2014	% CHANGE
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$—	$300	NA	$—	$476	NA
Product sales	230	—	NA	386	—	NA
Total revenues	230	300	(23.3)%	386	476	(18.9)%
Costs and expenses:
Cost of product sales	109	—	NA	219	—	NA
Royalty expense	23	17	35.3%	43	35	22.9%
Research and development	6,081	4,300	41.4%	12,302	7,872	56.3%
Selling, general and administrative	4,879	4,404	10.8%	9,064	9,016	0.5%
In-process research and development	—	500	NA	—	1,157	NA %

Amortization of acquired intangible assets	483	582	(17.0)%	966	1,121	(13.8)%
Other income (expense)
Interest income	43	13	230.8%	114	27	322.2%
Interest expense	(217)	(218)	(0.5)%	(435)	(546)	(20.3)%
Other income/(expense), net	3,176	95	3,243.2%	5,141	(148)	(3,573.6)%
Income tax benefit	360	335	7.5%	631	962	(34.4)%

Revenues

During the three and six months ended June 30, 2015, we recorded $0.2 million and $0.4 million, respectively, in product sales of AT-005, which was granted conditional approval in early 2014. In the first quarter of 2015, we received a $3.0 million payment from Elanco relating to the milestone achieved when AT-004 received a full license from the USDA. This was offset by $3.0 million in consideration we paid in the first quarter of 2015 for the return of the commercial and manufacturing license of AT-004 previously granted to Elanco. These amounts were netted resulting in zero licensing and collaboration revenue in the six months ended June 30, 2015. For the three and six months ended June 30, 2014, the revenue reported was primarily from research and development services we provide for the ongoing development of AT-006, our partnered program for the treatment of ocular herpes infection. Revenues from the performance of research and development services are recorded as licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Due to current manufacturing constraints, we do not intend to expand the number of T-CEP sites for AT-005 until late-2016 and expect a limited commercialization of AT-005 through the T-CEP program and AT-004 through the B-CEP program until late 2016 at which time a commercial launch of AT-004 and AT-005 is anticipated.

Research and development

	THREE MONTHS ENDED			SIX MONTHS ENDED
	JUNE 30,			JUNE 30,		% CHANGE
	2015	2014	% CHANGE	2015	2014
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$3,940	$2,285	72.4%	$8,102	$3,778	114.4%
Personnel costs	1,704	1,154	47.7%	3,416	2,529	35.1%
Other costs	437	861	(49.2)%	784	1,565	(49.9)%
Total research and development	$6,081	$4,300	41.4%	$12,302	$7,872	56.3%

During the three and six months ended June 30, 2015, research and development expense increased by $1.8 million and $4.4 million, respectively, from $4.3 million and $7.9 million, respectively, for the three and six months ended June 30, 2014. The increase in research and development expense for both periods is due primarily to advancing the development of ongoing programs, an increase in headcount, and an increase in the number of products in development as well as additional licensing and option programs. During the second quarter, we incurred license payments associated with licensing additional technology, a success milestone of $0.1 million for the AT-016 program, and $0.3 million for entering into the AT-Iota option program for periodontal disease in dogs.

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

Also, based on our development plans as of June 30, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $118.5 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Of the $118.5 million, $78.6 million are commercial milestones. Of the $78.6 million, we anticipate paying $0.6 million in the next year, up to an additional $10 million in the next five years as a series of first commercial sales milestones for AT-001 and AT-002 if those products are launched in the U.S. and Europe, and the remainder if certain net revenue thresholds are achieved thereafter. Of the remaining $39.9 million, we anticipate that we may pay approximately $1.8 million and $5.5 million of milestone payments during the remainder of 2015, and during the next 12 months, respectively, provided various development and regulatory milestones are achieved. The $39.9 million in milestones is spread across AT-001, AT-002, AT-003, AT-014, AT-016, AT-017, AT-018 and other pre-development candidates. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

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

Selling, general and administrative

During the three months ended June 30, 2015, selling, general and administrative expense increased by $0.5 million and during the six months ended June 30, 2015, selling, general and administrative expense remained unchanged, as compared to the corresponding periods in 2014.

The increase is primarily due to commercial activities associated with AT-005, as well as preparations to commercialize five additional products by the end of 2016 and $0.5 million as a result of increased stock-based compensation. This increase is partially off-set by a credit of $1.2 million to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders. We continue to establish a commercial infrastructure to prepare for commercial introduction of our later stage products, including personnel, systems, and other costs associated with awareness and data. Our current veterinary services force consists of medical science liaisons who are themselves veterinarians. We currently have two commercial-stage products in our portfolio. AT-004 has a full license and AT-005 has a conditional license from the USDA.

Our sales strategy includes a small specialty sales force and a somewhat larger primary care sales force. We anticipate hiring our first sales managers in late 2015 and sales representatives or territory managers over the course of 2016.

We expect selling, general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of our lymphoma franchise, AT-001, AT-002, AT-003, AT-014 and other development programs.

In-process research and development

In-process research and development expense decreased by $0.5 million and $1.2 million for the three and six months ended June 30, 2015, respectively, as we did not enter into exclusive license agreements. During the six months ended June 30, 2014, we entered into exclusive license agreements with Advaxis (March 2014) and VetStem Biopharma (June 2014).

Amortization of acquired intangible assets

Amortization expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2015, respectively, as compared to $0.5 million and $1.1 million for the three and six months ended June 30, 2014, respectively. The amortization expense is related to the amortization of intangible assets associated with AT-004 and AT-005, amortized over their respective 20 year estimated useful lives.

Interest expense

Interest expense remained unchanged for the three months ended June 30, 2015, and decreased by $0.1 million for the six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. This decrease in the six month period is due to interest paid during the three months ended March 31, 2014, related to notes payable associated with the acquisitions of Vet Therapeutics and Okapi Sciences, which were paid in full during the three months ended March 31, 2014.

Other income (expense)

Other income (expense) increased by $3.1 million and $5.3 million during the three and six months ended June 30, 2015, as compared to the three and six months ended June 30, 2014. The increase during the three months ended June 30, 2015, is primarily related to the $2.5 million gain on the sale of Advaxis stock and $0.6 million gain related to the increase in fair value of the Advaxis warrant and subsequent sale of Advaxis common stock. The increase during the six months ended June 30, 2015, is primarily related to a  $3.5 million gain on the sale of Advaxis stock, a  $1.3 million increase in the fair value of the Advaxis warrant, and a  $0.3 million gain on the sale of shares received from the exercise of the Advaxis warrant.

Based on the completed pilot study results in Europe for AT-007 received, we determined additional pilot studies were needed before advancing to a pivotal program. During the third quarter of 2015, we intends to meet with key opinion leaders to review the pilot study results and determine relevant treatment population and acceptable protocols for treatment for this potential indication (feline immunodeficiency virus). Based on the information obtained from the key opinion leaders, we may determine that the initial market size and treatment regimen assumed by us at time of acquisition may need to be revised. Any negative change in the market size, regimen, development timeline, or budget could result in a change in discounted cash flows or abandonment resulting in an impairment charge to the carrying value of $10,945. Based on these factors, we have determined AT-007 is at-risk for impairment in future periods.

We are also conducting early pre-development studies, including lead selection and proof of concept on several of our programs. These programs have an inherent risk due to the stage of development. We are currently evaluating several molecules in the canine parvovirus program or AT-011. However, possible development delays due to inability to find a suitable candidate to advance into development or future reprioritization of resources may result in a negative change in the development timeline or budget that could impact the discounted cash flows or abandonment resulting in an impairment charge to the carrying value of $5,837.

Income tax benefit

Income tax benefit was  $0.4 million and $0.6 million for the three and six months ended June 30, 2015, respectively.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	JUNE 30, 2015	DECEMBER 31, 2014	CHANGE %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$12,591	$9,823	28.2%
Marketable securities - short-term	—	249	NA
Reverse repurchase agreements	71,000	88,000	(19.3)%
Marketable securities - long-term	—	2,452	NA
Derivative financial instruments	—	1,108	NA
Total cash, cash equivalents, marketable securities and short-term investments	$83,591	$101,632	(17.8)%
Borrowings:
Loan payable	$14,976	$14,963	0.1%
Working capital:
Current assets	$85,706	$99,909	(14.2)%
Current liabilities	20,932	9,468	121.1%
Total working capital	$64,774	$90,441	(28.4)%

We have incurred losses and negative cash flows from operations and have not generated significant revenue.

As of June 30, 2015, we had an accumulated deficit of $84.7 million and cash, cash equivalents, and short-term investments of $83.6 million.

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

Indebtedness

Under our loan security agreement, we have $15.0 million in aggregate principal amount of 5.50% non-revolving loans due June 13, 2016.  We have an option to amortize the principal amount equally over 24 months if we remain compliant with all the conditions under the loan security agreement through June 13, 2016 and mutually agree with the bank to any further financial covenants.  We continue to evaluate new loan security agreement options or possibly other forms of indebtedness with several parties.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2014, reflects a decrease in total current assets of $14.2 million and an increase in current liabilities of $11.5 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents and short-term investments. The increase in total current liabilities is primarily a  result of a note payable due within one year of June 30, 2015.

Cash Flows

The following table shows a summary of our cash flows for the six months ended June 30, 2015:

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014
	(Dollars in thousands)
Net cash used in operating activities	$(17,806)	$(15,944)
Net cash provided by (used in) investing activities	$23,607	$(13,104)
Net cash (used in) provided by financing activities	$(2,953)	$56,231

Net cash used in operating activities

During the six months ended June 30, 2015, net cash used in operating activities was $17.8 million. We had a pretax loss of $17.4 million which includes a gain on sale of marketable securities of $3.9 million, an adjustment of a non-cash expense for stock-based compensation of $4.4 million, a non-cash depreciation and amortization expense of $1.1 million, off-set by,  a non-cash change in fair value of contingent consideration of $1.2 million, a non-cash change in fair value of derivative instruments of $1.3 million, and a  non-cash deferred income tax benefit of $0.6 million.  Our net losses were primarily attributed to research and development activities related to our programs and our selling, general and administrative expenses. Net cash provided by changes in our working capital consisted primarily of an increase in accounts payable, accrued expenses and other liabilities of $0.8 million, and decrease in accounts receivable of $0.2 million, partially offset by an increase in inventories of $0.4 million. The increase in accounts payable primarily related to the timing of payments made for our outsourced research and development activities.

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

Net cash provided by (used in) investing activities

During the six months ended June 30, 2015, net cash provided by investing activities was $23.6 million, which related to the proceeds from the maturities and sales of marketable securities of $929.7 million, partially offset by the purchases of investments of $905 million. This is partially offset by $1.1 million for purchases of property and equipment.

During the six months ended June 30, 2014, net cash used in investing activities was $13.1 million, which related to the acquisition and related expenses for Okapi Sciences of $13.1 million, purchase of warrants of $0.6 million, purchase of marketable securities of $1.2 million, partially offset by the sale of $2.2 million of short-term marketable securities.

Net cash (used in) provided by financing activities

During the six months ended June 30, 2015, net cash used in financing activities was $3.0 million. Net cash used in financing activities primarily resulted from cash paid for contingent consideration of $3.0 million to the former shareholders of Vet Therapeutics.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loan payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contingent consideration related to business combinations and off-balance sheet arrangements as described below. There have been no material changes in our contractual obligations since December 31, 2014.

Other Funding Commitments

As of June 30, 2015, we have several on-going development programs in various stages in the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of June 30, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $118.5 million, which $78.6 million are commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or were not considered probable as of June 30, 2015, such contingencies have not been recorded in our financial statements, except for $0.5 million due after we complete our first commercial sale of AT-004, expected in the second half of 2015.

We anticipate that we may pay approximately $1.8 million and $5.5 million of milestone payments during the remainder of 2015, and the next 12 months respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

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

Recently Issued and Adopted Accounting Pronouncements

For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - Recently Issued and Adopted Accounting Pronouncements to our consolidated financial statements included within this report

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Remediation of Material Weakness

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

To remediate the material weakness described above and enhance our internal control over financial reporting, management conducted a thorough review of its internal controls over its accounting for business combinations. Following this review, management developed a remediation plan, and implemented controls to specifically address completeness and accuracy of significant inputs and assumptions used in valuing acquired assets. Management has taken the following actions and implemented the following controls as part of its remediation plan:

•

Provided training to key individuals involved in the business combination process intended to inform them of the required activities and the manner in which the enhanced key controls are expected to operate in future business combinations

•	Implemented additional internal controls over business combinations, including:
o

The review by qualified personnel of the contract listing prepared during financial diligence to ensure all contracts and contractual provisions that should be considered in determining the fair value of acquired assets and liabilities are complete and accurate.

o	A subsequent review of the contract listing by qualified personnel after the close of an acquisition to ensure no new information has arisen that would impact the valuation of acquired assets.
o	Enhanced procedures over the review of the valuation of assets and liabilities by qualified personnel to ensure inputs are complete and accurate and that the valuation is reasonable.

As a result of the above measures, management has determined that the business combination control weakness has been remediated.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than the remediation measures described above, identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

There have been no material changes in the six months ended June 30, 2015, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended June 30, 2015.

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

ARATANA THERAPEUTICS, INC.

Date: August 7, 2015	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Craig Tooman
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