Form 10-Q
period 2015-09-30
ARATANA THERAPEUTICS, INC.
filed 2015-11-06
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015, there were 35,005,596 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,521	$9,823
Short-term investments	59,247	88,249
Accounts receivable, net	134	352
Inventories	1,173	427
Prepaid expenses and other current assets	1,100	900
Deferred tax asset	158	158
Total current assets	75,333	99,909
Property and equipment, net	2,317	620
Long-term marketable securities	—	2,452
Goodwill	40,176	41,398
Intangible assets, net	15,413	62,323
Other long-term assets	193	1,201
Total assets	$133,432	$207,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,245	$1,532
Accrued expenses	3,664	3,229
Current portion – contingent consideration	—	4,248
Deferred tax liability	381	413
Other current liabilities	97	46
Total current liabilities	5,387	9,468
Loan payable	14,982	14,963
Deferred tax liability	92	1,610
Other long-term liabilities	6	30
Total liabilities	20,467	26,071
Commitments and contingencies (Notes 9 and 11)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014, 34,445,434 and 34,147,861 issued and outstanding at September 30, 2015, and December 31, 2014, respectively	35	34
Treasury stock	(1,081)	(1,081)
Additional paid-in capital	261,826	254,993
Accumulated deficit	(139,162)	(67,964)
Accumulated other comprehensive loss	(8,653)	(4,150)
Total stockholders’ equity	112,965	181,832
Total liabilities and stockholders’ equity	$133,432	$207,903

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Revenues
Licensing and collaboration revenue	$—	$43	$—	$519
Product sales	229	—	615	—
Total revenues	229	43	615	519
Costs and expenses
Cost of product sales	138	—	357	—
Royalty expense	23	17	66	52
Research and development	6,197	6,078	18,499	13,950
Selling, general and administrative	4,997	3,897	14,061	12,913
In-process research and development	—	—	—	1,157
Amortization of acquired intangible assets	483	581	1,449	1,702
Impairment of acquired intangible assets	43,398	—	43,398	—
Total costs and expenses	55,236	10,573	77,830	29,774
Loss from operations	(55,007)	(10,530)	(77,215)	(29,255)
Other income (expense)
Interest income	33	31	147	58
Interest expense	(226)	(222)	(661)	(768)
Other income (expense), net	—	(10)	5,141	(158)
Total other income (expense)	(193)	(201)	4,627	(868)
Loss before income taxes	(55,200)	(10,731)	$(72,588)	$(30,123)
Income tax benefit	758	601	1,389	1,563
Net loss	$(54,442)	$(10,130)	$(71,199)	$(28,560)
Net loss per share, basic and diluted	$(1.58)	$(0.35)	$(2.08)	$(1.01)
Weighted average shares outstanding, basic and diluted	34,405,646	29,348,375	34,293,357	28,301,216

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Net loss	$(54,442)	$(10,130)	$(71,199)	$(28,560)

Other comprehensive loss:
Foreign currency translation adjustment	(60)	(3,394)	(3,251)	(3,784)
Unrealized gain (loss) on available-for-sale securities	—	181	2,622	(171)
Net gain reclassified into income on sale of available-for-sale securities	—	—	(3,874)	—
Other comprehensive loss	(60)	(3,213)	(4,503)	(3,955)
Comprehensive loss	$(54,502)	$(13,343)	$(75,702)	$(32,515)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
Cash flows from operating activities
Net loss	$(71,199)	$(28,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	1,157
Stock-based compensation expense	6,489	5,241
Depreciation and amortization expense	1,596	1,884
Impairment of acquired intangible assets	43,398	—
Gain on sale of marketable securities	(3,874)	—
Non-cash interest expense	30	30
Change in fair value of contingent consideration	(1,248)	(183)
Change in fair value of derivative instruments	(1,274)	202
Deferred tax benefit	(1,389)	(1,563)
Changes in operating assets and liabilities:
Accounts receivable, net	208	174
Inventories	(746)	(148)
Prepaid expenses	(236)	(337)
Other assets	(114)	(41)
Accounts payable	(274)	(763)
Accrued expenses and other liabilities	529	147
Net cash used in operating activities	(28,104)	(22,760)
Cash flows from investing activities
Purchases of property and equipment, net	(1,856)	(634)
Cash paid for acquisitions, net of cash received	—	(12,075)
Proceeds from sales of marketable securities	7,456	—
Purchase of investments	(1,592,747)	(60,200)
Proceeds from maturities of investments	1,621,749	12,200
Purchase of derivative instruments	—	(643)
Purchase of in-process research and development	—	(1,157)
Net cash provided by (used in) investing activities	34,602	(62,509)
Cash flows from financing activities
Repurchase of common stock	—	(1,081)
Proceeds from stock option exercises	311	197
Proceeds from public offering, net of commission	—	137,220
Payments of public offering costs	—	(2,139)
Cash paid for promissory notes	—	(18,067)
Cash paid for contingent consideration	(3,000)	(15,166)
Net cash (used in) provided by financing activities	(2,689)	100,964
Effect of exchange rate on cash	(111)	7
Net increase in cash and cash equivalents	3,698	15,702
Cash and cash equivalents, beginning of period	9,823	41,084

Cash and cash equivalents, end of period	$13,521	$56,786
Supplemental disclosure of cash flow information
Cash paid for interest	$628	$584
Non-cash exercise of warrant	$750	$—

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

Consolidation

The Company’s consolidated financial statements include its financial statements, and those of its wholly-owned subsidiaries and a consolidated variable interest entity. Intercompany balances and transactions are eliminated in consolidation.

To determine if the Company holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the variable interest entity (“VIE”) model to the entity. Where the Company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives it the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company is the primary beneficiary of that VIE. When changes occur to the design of an entity, the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it is the primary beneficiary of a consolidated VIE.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $287 and $182 as of September 30, 2015, and December 31, 2014, respectively.

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s business combinations (Note 2) and represents the difference between the purchase price and the estimated fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

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

The Company completed its annual goodwill impairment testing during the third quarter of 2015. The Company determined as of the testing date that it still consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill as of the testing date.

Impairment charges related to goodwill and intangible assets have no impact on the Company’s compliance with financial covenants contained in the Company’s debt agreements.

Intangible Assets

The Company’s intangible assets consist of intellectual property rights acquired for currently marketed products and intellectual property rights acquired for in-process research and development (“IPR&D”). All of the Company’s intangible assets were recorded in connection with the Company’s business combinations (Note 2). The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives once the acquired technology is developed into a commercially viable product.

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

Indefinite-lived IPR&D intangible assets are assessed for impairment at least annually. In addition, all intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows for definite-lived intangible assets and discounted cash flows for indefinite-lived IPR&D intangible assets expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted (definite-lived) or discounted (indefinite-lived) future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. In the three months ended September 30, 2015 and to date, the Company has recorded $43,398 of impairment losses on intangible assets (Note 8).

The Company will complete its annual indefinite-lived IPR&D intangible assets impairment testing during the fourth quarter of 2015.

Recently Issued and Adopted Accounting Pronouncements

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a retrospective basis. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

In the third quarter of 2015, the Company recorded an impairment charge of $8,717 and $5,819 for AT-007 and AT-011, respectively (Note 8).

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Okapi Sciences occurred on January 1, 2013. The unaudited pro forma financial information is as follows:

NINE MONTHS ENDED
SEPTEMBER 30,
2014
(Unaudited)
Revenue	$519
Loss from operations	(28,961)
Loss before income taxes	(29,832)
Net loss per share before income taxes – basic and diluted	$(1.05)

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

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2015 and December 31, 2014, the following financial assets and liabilities are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	SEPTEMBER 30, 2015 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$5,976	$—	$5,976	$—	$5,976
Money market fund	3,209	3,209	—	—	3,209
Short-term investments:
Short-term marketable securities - certificates of deposit	747	—	747	—	747
Reverse repurchase agreements	58,500	—	58,500	—	58,500
	$68,432	$3,209	$65,223	$—	$68,432

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2014 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,972	$—	$6,972	$—	$6,972
Money market fund	45	—	45	—	45
Short-term investments:
Short-term marketable securities - certificate of deposit	249	—	249	—	249
Reverse repurchase agreements	88,000	—	88,000	—	88,000
Long-term marketable securities:
Common stock	2,452	2,452	—	—	2,452
Derivative financial instruments	1,108	—	1,108	—	1,108
	$98,826	$2,452	$96,374	$—	$98,826
Liabilities:
Contingent consideration	$4,248	$—	$—	$4,248	$4,248
	$4,248	$—	$—	$4,248	$4,248

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable as of September 30, 2015, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), is as follows:

Contingent consideration

2015
As of January 1,	$4,248
Cash settlement of contingent consideration earned	(3,000)
Derecognition of remaining contingent consideration recorded in the consolidated statement of operations (within selling, general and administrative)	(1,248)
As of the end of the period,	$—

On January 2, 2015, the Company was granted a full product license for AT-004. The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics, Inc. (“Vet Therapeutics”) shareholders per the terms of Vet Therapeutics merger agreement. Further, on February 24, 2015, in connection with the mutual termination of the Elanco Animal Health, Inc. (“Elanco”) Agreement for AT-004 (Note 11), the Company obtained consent from the shareholder representative of the former Vet Therapeutics shareholders that the $3,000 payment shall cause the Company to have no further obligation or liability under the merger agreement. The Company paid the $3,000 contingent consideration in March 2015. During the nine months ended September 30, 2015, the Company recorded a credit of $1,248 to selling, general and administrative expense to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value at September 30, 2015 and December 31, 2014 of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis are as follows:

	SEPTEMBER 30, 2015
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,982	$15,112

	DECEMBER 31, 2014
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,963	$14,933

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

The following table provides fair value information about the intangible assets that were impaired during the three months ended September 30, 2015. (Note 8.)

		FAIR VALUE
	CARRYING	SEPTEMBER 30, 2015
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	IMPAIRMENT
Intellectual property rights for currently marketed products	$6,152	$—	$—	$6,152	$28,862
Intellectual property rights acquired for in-process research and development	9,261	—	—	9,261	14,536
	$15,413	$—	$—	$15,413	$43,398

The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. (Note 8).

The fair value reflects intangible assets written down to fair value during the three months ended September 30, 2015. Fair-value was determined using the income approach, specifically the multi-period excess earnings method, also known as the discounted cash flow method. The Company started with a forecast of all the expected net cash flows associated with the asset and then it applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

4. Investments

Marketable Securities

As of September 30, 2015 and December 31, 2014, the fair value of available-for-sale marketable securities by type of security was as follows:

	SEPTEMBER 30, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificates of deposit	$747	$—	$—	$747
Total	$747	$—	$—	$747

At September 30, 2015, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term-investments in the consolidated balance sheets.

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

At December 31, 2014, unrealized gains on available-for-sale securities in the amount of $1,252 were recorded as a component of accumulated other comprehensive loss.

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

5. Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in other long-term assets. In 2015, the Company’s derivative financial instrument, the Advaxis warrant, was not designated as a hedging instrument and was adjusted to fair value through earnings in other income (expense). During the nine months ended September 30, 2015, the Company exercised the Advaxis warrant (Note 11) and subsequently sold the shares of common stock received upon exercise.

The following table shows the Company’s derivative instrument at gross fair value:

	FAIR VALUE OF DERIVATIVES NOT
	DESIGNATED AS HEDGING INSTRUMENT
	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Derivative assets:
Warrant (Notes 3 and 11)	$—	$1,108

The following table shows the gain (loss) recognized in other income (expense) for the three and nine months ended:

	GAIN RECOGNIZED IN		GAIN (LOSS) RECOGNIZED IN
	OTHER INCOME (EXPENSE)		OTHER INCOME (EXPENSE)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Derivative assets:
Warrant	$—	$17	$1,274	$(202)

As the Company exercised the warrant and subsequently sold the shares of common stock received upon exercise during the second quarter of 2015, no gain was recorded during the three months ended September 30, 2015. During the nine months ended September 30, 2015, the Company exercised the warrant and recognized a gain of $1,274 in other income (expense), and subsequently sold the shares of common stock received upon exercise and recognized a gain of $341 in other income (expense).

6. Inventories

Inventories are comprised of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Raw materials	$135	115
Work-in-process	565	$206
Finished goods	473	106
	$1,173	$427

7. Goodwill

Goodwill is recorded as an indefinite-lived asset and no goodwill impairment losses have been recognized. Goodwill is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. Goodwill is not expected to be deductible for income tax purposes. The Company performed its annual impairment test of the carrying value of goodwill during the third quarter of 2015.

The following is a summary of goodwill as of September 30, 2015:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$40,176	$—	$40,176

The change in the net book value of goodwill for the nine months ended September 30, 2015, is shown in the table below:

2015
As of January 1,	$41,398
Effect of foreign currency exchange	(1,222)
As of the end of the period,	$40,176

8. Intangible Assets, Net

The following is a summary of unamortized intangible assets as of September 30, 2015:

NET
CARRYING
Unamortized intangible assets:	VALUE
Intellectual property rights for acquired for in-process research and development	$9,261

Impairment of Unamortized Intangible Assets

AT-007

Based on the completed pilot study results for AT-007 received late in the first quarter of 2015, the Company determined additional pilot studies were needed before advancing to a pivotal program. During the third quarter of 2015, the Company met with key opinion leaders to review the pilot study results, determine the relevant treatment population and develop acceptable study protocols. The Company then determined that the best course forward would be to study the product in a more limited clinical setting. The market forecast in the more limited clinical setting required the Company to reassess the target market size and change the treatment regimen assumed at the time of acquisition. Furthermore, the Company concluded that the likely customers for this product would be shelters and non-profits, thereby putting pressure on pricing. Also, while a Minor-Use-Minor-Species (“MUMS”) designation would potentially be available for the more limited indication in the United States, the MUMS pathway would not be available in Europe since other products are available there for this disease. The above factors caused the Company to record an impairment charge of $8,717, resulting in the net carrying value of $2,202 for AT-007.  The Company intends to explore out-licensing AT-007, and it may consider advancing the program internally at a later time. The Company determined the fair value using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from this technology. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible, and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

AT-011

For AT-011, the Company has been conducting early pre-development studies, including lead selection and proof of concept on several molecules. During the third quarter of 2015, the Company completed its evaluation of AT-011. Based on this evaluation, the Company determined that none of the molecules being evaluated were suitable for advancement in development. As such, the Company decided to abandon the development of AT-011, resulting in an impairment charge of $5,819, the full carrying value of AT-011.

The following is a summary of amortized intangible assets as of September 30, 2015:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	AVERAGE
Amortized intangible assets:	VALUE	AMORTIZATION	VALUE	USEFUL LIFE
Intellectual property rights for currently marketed products:
AT-004	$28,572	$23,026	$5,546	20	Years
AT-005	$10,080	$9,474	$606	8.25	Years

Accumulated amortization includes both amortization expense and asset impairment charges. Asset impairment charges to date are $20,228 and $8,634 for AT-004 and AT-005, respectively.

Impairment of Amortized Intangible Assets

AT-004 and AT-005

Since the Vet Therapeutics acquisition (October 2013) the Company has been performing various scientific and clinical activities to gain further knowledge around the science and efficacy of AT-004 and AT-005. The Company’s analysis of the results thus far indicated that AT-005 does not seem to be adding significant progression free survival in canine T-cell lymphoma. In addition, recent scientific studies suggest that AT-005 is not as specific to the target as expected. Given these clinical and scientific results, the Company does not believe that AT-005 will capture the desired T-cell lymphoma market opportunity.

In October 2015, the Company concluded a clinical experience program, or T-CEP, where oncologists use the product at their discretion and share the data with the Company, and AT-005 is now commercially available to all oncologists at the previously discounted price. The Company expects that some oncologists will continue to use AT-005 in certain, limited settings. Feedback from its oncology advisors and oncologists is that while median progression-free survival would have been important for broad use, there is interest to explore the product in individual dogs especially given the limited effective treatment options in canine T-cell lymphoma.

With respect to AT-004, recently completed scientific studies suggest that AT-004 is not as specific to the target as expected. The Company’s market research and interactions with veterinary oncologists indicate that high specificity, including binding and depletion, will likely be necessary to drive wide adoption of monoclonal antibody therapy given that canine B-cell is generally chemotherapy sensitive. Furthermore, the Company is aware of other emerging therapies that will compete in the B-cell lymphoma market, and believes that products with break-through benefit will dominate the market.

The first generation products, AT-004 and AT-005, are expected to continue to be available or become available to oncologists insofar as they are USDA licensed and the Company is manufacturing these products today. The Company believes the revenue and gross margin opportunity for the first generation monoclonal antibodies will be very modest and given that there are not alternative monoclonal antibodies available to veterinarian oncologists, the Company intends to maintain product availability. The Company intends to build awareness of monoclonal antibody therapy with AT-004 and AT-005 and pursue second generation monoclonal antibodies and other product concepts in lymphoma that are intended to deliver break-through benefits. These second generation products are likely several years away. The Company also intends to improve the gross margins for the second generation products. If the Company determines that it is likely to be unsuccessful in developing products with break-through benefits at an economic gross margin, it would consider phasing out AT-004 and AT-005 depending on product volumes.

The Company deemed the events and market projections described above to be indicators of potential impairment of its finite-lived intangible assets of AT-004 and AT-005. The Company performed impairment testing for intangible assets AT-004 and AT-005 as of September 30, 2015 and recorded an impairment expense of $20,228 and $8,634, resulting in a net carrying value of $5,546 and $606 for AT-004 and AT-005, respectively.

In conjunction with the Company’s impairment assessment, the Company re-evaluated the useful lives of AT-004 and AT-005 and concluded that the useful life of AT-004 will remain at 20 years and the useful life of AT-005 will be adjusted to 8.25 years. The conclusion of no change in the useful life for AT-004 was determined due to the fact that if and when competing therapies come, AT-004 for canine B-cell lymphoma is likely to have some demand that can be fulfilled at lower but economically viable production volumes. The new lower useful life for AT-005 was concluded due to the Company determining that if and when competing therapies come, fulfilling the residual demand for AT-005 for canine T-cell lymphoma at the lower production volumes would no longer be economically viable. The lower volume assumptions for AT-005, reflect the fact that the incidence of canine B-cell lymphoma is three-to-four times the incidence of canine T-cell lymphoma.

The Company determined the fair value for both AT-004 and AT-005 using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from these technologies. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

Prior to the impairment assessment in the third quarter of 2015 as discussed above, the Company had conducted an impairment assessment in the first quarter of 2015 following the Company and Elanco mutually terminating the Elanco Agreement associated with AT-004 (Note 11) and concluded that the AT-004 intangible asset was not impaired at that time of the termination. As part of the assessment, the Company considered that the product would be made available in the second half of 2015, as well as manufacturing expenses, technology royalties, post-approval studies, marketing, and selling expenses to commercialize the product.

The change in the net book value of intangible assets for the nine months ended September 30, 2015, is shown in the table below:

2015
As of January 1,	$62,323
Amortization expense	(1,449)
Effect of foreign currency exchange	(2,063)
Impairment	(43,398)
As of the end of the period,	$15,413

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. The Company recognized amortization expense of $483 and $1,449 for the three and nine months ended September 30, 2015, respectively, and $581 and $1,702 for the three and nine months ended September 30, 2014, respectively. Indefinite-lived IPR&D intangible assets are not amortized until a product reaches its first conditional license or approval, then they are amortized over their estimated useful lives.

The following is a summary of the estimated aggregate amortization expense of intangible assets for the remaining three months of 2015 and for each of the five succeeding years as of September 30, 2015:

YEAR ENDING DECEMBER 31,
2015 (three months remaining)	$95
2016	381
2017	381
2018	381
2019	381
2020 and thereafter	4,533

9. Debt

Converted Loans

As of September 30, 2015, the Company had $15,000 in aggregate principal amount of 5.50% non-revolving loans due June 13, 2016 under the Loan and Security Agreement, dated as of March 4, 2013, as amended, with Pacific Western Bank (as successor in interest to Square 1 Bank) and the lenders party thereto (the “Prior Loan Agreement”) . This loan has been reclassified from current portion-loan payable to loan payable as the Company was able to refinance after the balance sheet date. During the three and nine months ended September 30, 2015, the Company recognized interest expense related to the non-revolving loans of $221 and $655, respectively. During the three and nine months ended September 30, 2014, the Company recognized interest expense related to the non-revolving loans of $222 and $654, respectively.

Credit Extensions

On October 16, 2015, the Company and Vet Therapeutics (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (“Pacific Western Bank”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western Bank, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, term loans in an aggregate principal amount up to $35,000 (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5,000 (the “Revolving Line” and together with the Term Loan, the “Credit Extensions”), subject to certain conditions to funding. A term loan was made on October 16, 2015 in an aggregate principal amount equal to $35,000, and an advance under the Revolving Line was made on October 16, 2015 in an aggregate principal amount equal to $5,000. The Borrowers are required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, the Borrowers are required to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The interest-only period can be extended by one year to May 1, 2018 if the Borrowers have at least four products fully USDA- or FDA-approved, plus another product conditionally- or fully-approved, in each case for commercialization by December 31, 2016, and agree to certain other financial covenants with the Lenders. The Credit Extensions bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. All principal and accrued interest on the Term Loan are due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line are due on October 16, 2017 (the “Revolving Maturity Date”).

The Borrowers used approximately $15,000 of the proceeds from the Credit Extensions to repay all the amounts owed under the Prior Loan Agreement.

As security for their obligations under the Loan Agreement, the Borrowers granted a security interest in substantially all of their existing and after-acquired assets except for their intellectual property and certain other customary exclusions. Subject to customary exceptions, the Borrowers are not permitted to encumber their intellectual property.

Upon execution of the Loan Agreement, the Borrowers were obligated to pay a facility fee to the Lenders of $150, and an agency fee to the Collateral Agent of $100. In addition, the Company is or will be obligated to pay a final payment fee equal to 3.30% of such Term Loan being prepaid or repaid with respect to the Term Loans upon the earliest to occur of the Term Loan Maturity Date, the acceleration of any Term Loan or the prepayment of a Term Loan. The Company will also be obligated to pay a termination fee equal to 3.30% of the highest outstanding amount of the Revolving Line with respect to the Revolving Line upon the earliest to occur of the Revolving Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The Company will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the Revolving Line.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Borrowers’ ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. In addition, the Loan Agreement contains customary events of default that entitle the Lenders to cause the Borrowers’ indebtedness under the Loan Agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement.

The Loan Agreement requires that the Borrowers’ receive unrestricted net cash proceeds of at least $45,000 from the issuance of equity securities and/or payments related to partnering transactions from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Borrowers have at least three products fully USDA- or FDA approved for commercialization by December 31, 2016. Additionally, the Loan Agreement requires that the Borrowers’ maintain certain minimum liquidity at all times. At October 16, 2015, the Borrowers were in compliance with all financial covenants.

10. Accrued Expenses

Accrued expenses consisted of the following as of September 30, 2015, and December 31, 2014:

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Accrued expenses:
Accrued payroll and related expenses	$1,571	$2,017
Accrued professional fees	292	429
Accrued royalty expense	51	72
Accrued interest expense	39	41
Accrued research and development costs	1,184	663
Accrued milestone	500	—
Accrued other	27	7
Total accrued expenses	$3,664	$3,229

11. Agreements

Elanco Animal Health, Inc. (formerly Novartis Animal Health, Inc. “NAH”)

On January 2, 2015, the Company was granted a full product license from the USDA for AT-004. The approval resulted in a $3,000 milestone payment being earned and due to the Company per the terms of the Exclusive Commercial License Agreement (the “Elanco Agreement”). During the first quarter of 2015, the Company recognized $3,000 of licensing revenue related to the milestone payment.

On February 24, 2015, the Company and Elanco agreed to terminate the Elanco Agreement. In consideration for the return of the commercial license granted to Elanco, the Company paid Elanco $2,500 in March 2015, and will be required to pay an additional $500 upon the first commercial sale by the Company. The Company has determined that it is probable that the $500 payment will be paid, and recorded the $500 as a current liability in the first quarter of 2015, the Company currently believes the first commercial sale will occur in the second half of 2016. The Company recorded the $3,000 paid to Elanco as a reduction in revenues received from Elanco as the payment was to re-acquire rights that the Company had previously licensed to Elanco.

Advaxis, Inc. (“Advaxis”)

On March 19, 2014, the Company entered into an Exclusive License Agreement with Advaxis (the “Advaxis Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for Advaxis’ ADXS-cHER2 for the treatment of osteosarcoma in dogs (“AT-014”) and three additional cancer immunotherapy products for the treatment of three other types of cancer. Under the terms of the Advaxis Agreement, the Company paid $2,500 in exchange for the license, 306,122 shares of common stock and a warrant to purchase 153,061 shares of common stock. The consideration was allocated to the common stock and warrant based on their fair values on the date of issuance of $1,200 and $643, respectively. The remaining consideration of $657 was allocated to the licensed technology. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $657 was expensed upon acquisition. The Company will be required to pay Advaxis milestone payments of up to an additional $6,000 in clinical and regulatory milestones for each of the four products, assuming approvals in both cats and dogs, in both the United States and the European Union. In addition, the Company agreed to pay up to $28,500 in commercial milestones, as well as tiered royalties ranging from mid-single digit to 10% on the Company’s product sales, if any.

The Company does not expect to achieve additional milestones related to the Advaxis Agreement within the next 12 months.

Under the terms of the subscription agreement for the Advaxis Agreement, the Company acquired 306,122 shares of common stock and a warrant to purchase another 153,061 shares of common stock for $1,843. The warrant was exercisable through March 19, 2024, at an exercise price of $4.90 per share, and could have been settled through physical share issuance or net share settlement where the total number of issued shares was based on the amount the market price of common stock exceeds the exercise price of $4.90 on date of exercise. Neither the common stock nor warrant had registration rights. The Company allocated the consideration of $1,843 to Advaxis common stock ($1,200) and the Advaxis warrant ($643) based on their respective fair values and recorded the purchase in marketable securities and other long-term assets, respectively. See Note 3 for subsequent fair value matters related to the Advaxis common stock and warrant.

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

12. Common Stock

As of September 30, 2015, there were 34,445,434 shares of the Company’s common stock outstanding, net of 561,021 shares of unvested restricted common stock.

On October 16, 2015, the Company entered into a Sales Agreement with Barclays Capital Inc. (“Barclays”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares, if any. The Company has not sold any shares under the Sales Agreement.

13. Stock-Based Awards

The following table summarizes stock option activity under the 2010 Equity Incentive Plan (the “2010 Plan”) for the nine months ended September 30, 2015:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2014	170,466	$1.71	8.05	$2,746
Granted	—	—
Exercised	(57,152)	0.43
Forfeited	(26,324)	0.45
Expired	—	—
Outstanding as of September 30, 2015	86,990	$2.93	7.34	$481

For the nine months ended September 30, 2015, the total intrinsic value of options exercised was $783 and the total received from stock option exercises was $25.

As of September 30, 2015, 100,647 shares of common stock granted from early exercised options are unvested and subject to repurchase.

The table below summarizes activity under the 2010 Plan related to restricted stock for the nine months ended September 30, 2015:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	91,334	$0.94
Restricted common stock issued	—	—
Restricted common stock vested	(40,693)	0.37
Restricted common stock forfeited	—	—
Unvested restricted common stock as of September 30, 2015	50,641	$0.36

For the nine months ended September 30, 2015, the total fair value of restricted common stock vested was $640. The Company did not receive cash proceeds for any of the restricted common stock granted during the nine months ended September 30, 2015.

The following table summarizes stock option activity under the 2013 Incentive Award Plan (the “2013 Plan”) for the nine months ended September 30, 2015:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2014	1,481,866	$17.13	8.96	$3,835
Granted	495,350	16.63
Exercised	(32,761)	8.76
Forfeited	(170,764)	19.38
Expired	(51,822)	25.05
Outstanding as of September 30, 2015	1,721,869	$16.69	8.52	$523

For the nine months ended September 30, 2015, the weighted average grant date fair value of stock options granted was $10.38. For the nine months ended September 30, 2015, the total intrinsic value of options exercised was $267. The Company received $287 during the nine months ended September 30, 2015, from stock option exercises.

The table below summarizes activity under the 2013 Plan related to restricted stock for the nine months ended September 30, 2015:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	277,844	$16.92
Restricted common stock issued	230,400	17.14
Restricted common stock vested	(75,141)	17.89
Restricted common stock forfeited	(23,370)	13.93
Unvested restricted common stock as of September 30, 2015	409,733	$17.04

For the nine months ended September 30, 2015, the total fair value of restricted common stock vested was $1,286. The Company did not receive cash proceeds for any of the restricted common stock granted during the nine months ended September 30, 2015.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock for the three and nine months ended September 30, 2015, and 2014, as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Cost of product sales	$31	$—	$98	$—
Research and development	364	381	1,363	1,163
Selling, general and administrative	1,705	1,160	5,028	4,078
	$2,100	$1,541	$6,489	$5,241

The Company had an aggregate of $11,668 and $5,473, of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of September 30, 2015, which is expected to be recognized over a weighted average period of 2.34 years.

14. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows for the three and nine months ended September 30, 2015, and 2014:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Basic and diluted net loss per share :
Numerator:
Loss before income taxes	$(55,200)	$(10,731)	$(72,588)	$(30,123)
Income tax benefit	758	601	1,389	1,563
Net loss	$(54,442)	$(10,130)	$(71,199)	$(28,560)
Denominator:
Weighted average shares outstanding – basic and diluted	34,405,646	29,348,375	34,293,357	28,301,216
Net loss per share – basic and diluted	$(1.58)	$(0.35)	$(2.08)	$(1.01)

Stock options for the purchase of 1,808,859 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

Stock options for the purchase of 1,640,032 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for both the three and nine months ended September 30, 2014, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

15. Income Taxes

The Company recorded income tax benefit of $758 and $1,389 during the three and nine months ended September 30, 2015, respectively, compared to $601 and $1,563 during the three and nine months ended September 30, 2014.  The Company’s income tax benefit consists of deferred tax benefit for losses incurred that would reduce the amount of deferred tax liability related to intangible assets. The Company’s effective tax rate of 1.4% and 1.9% for the three and nine months ended September 30, 2015, respectively, reflects the expected deferred tax benefit for losses incurred by Aratana Therapeutics NV (formerly Okapi Sciences, “Aratana NV”) that would reduce the amount of deferred tax liability related to intangible assets.

As of September 30, 2015, the Company had net deferred tax liability of $315 primarily related to the step-up of intangible assets for book purposes, net of foreign net operating loss carryforwards of Aratana NV. The net deferred tax liability related to intangible assets of Aratana NV has been substantially reversed as a result of the book impairment of the related intangibles. A valuation allowance has been recorded against the Company’s deferred tax asset related to foreign net operating loss of Aratana NV as a result of the reduction of the future source of taxable income from the reversal of temporary differences related to the step-up of the intangible assets.

16. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, for the nine months ended September 30, 2015:

		UNREALIZED
		HOLDING
	FOREIGN	GAIN/(LOSS) ON	ACCUMULATED
	CURRENCY	AVAILABLE FOR	OTHER
	TRANSLATION	SALE	COMPREHENSIVE
	ADJUSTMENT	SECURITIES	LOSS
Balance as of December 31, 2014	$(5,402)	$1,252	$(4,150)
Foreign currency translation adjustments	(3,251)	—	(3,251)
Unrealized holding gain on available-for-sale securities	—	2,622	2,622
Net gain reclassified into income on sale of available-for-sale securities	—	(3,874)	(3,874)
As of September 30, 2015	$(8,653)	$—	$(8,653)

The following table summarizes the amounts reclassified from accumulated other comprehensive loss:

		AMOUNTS RECLASSIFIED FROM		AMOUNTS RECLASSIFIED FROM
		ACCUMULATED OTHER		ACCUMULATED OTHER
		COMPREHENSIVE LOSS		COMPREHENSIVE LOSS
		THREE MONTHS ENDED		NINE MONTHS ENDED
		SEPTEMBER 30,		SEPTEMBER 30,
	Income Statement Location	2015	2014	2015	2014
Gain on sale of securities available-for-sale	Other income (expense)	$—	$—	$3,874	$—
		$—	$—	$3,874	$—

17. Variable Interest Entity

ViroVet BVBA

During the three months ended September 30, 2015, the Company reviewed certain operations of its wholly owned subsidiary, Aratana NV. As a result, the Company made the strategic decision to wind down pre-clinical discovery efforts being performed at Aratana NV and focus future efforts of Aratana NV on clinical assets, the development of core legacy programs, i.e. AT-001, AT-002 and AT-003 for EU approval, business development and monetization of production animal assets and know-how obtained in the acquisition of Aratana NV. To facilitate this reorganization, the Company via Aratana NV, along with the former General Manager of Aratana NV, the current General Manager of Aratana NV and a consultant to the Company formed ViroVet BVBA (“ViroVet”). During the three months ended September 30, 2015, the Company began to transition employees from Aratana NV to ViroVet. The Company plans to transition selected Aratana NV employees, assets and liabilities over the next six months to ViroVet to further pursue the research and development of production animal products. These employees will be focused on the advancement of production animal assets/know-how and the securing of additional funding for future operations.

Except for the financing matters described below, the Company will have little to no involvement in the operations of ViroVet.

Equity Investment

In July 2015, the Company paid $2 and committed another $4 for 28% ownership interest in ViroVet. The Company has no further obligation to provide any further capital.

Convertible Loan Agreement

On September 11, 2015, Aratana NV and ViroVet executed a convertible loan agreement in which Aratana NV agreed to loan ViroVet $335 (€300) on September 15, 2015, and at its sole discretion agreed to make available another $230 (€200) tranche (maximum amount) by November 15, 2015. The proceeds from the loan require ViroVet to use the monies towards the development and operations of ViroVet in accordance with the budget prepared by ViroVet. The loan bears interest at 7% and is unsecured.

Primary Beneficiary

The Company determined it had a controlling financial interest in ViroVet due to the Company having the power to direct the activities of ViroVet that most significantly impact ViroVet’s economic performance and having the obligation to absorb losses or receive benefits.  The Company will continue to consolidate ViroVet unless a reconsideration event occurs, for example an equity financing.

Total assets and liabilities of the Company’s consolidated VIE were not material as of September 30, 2015.

For the three months ended September 30, 2015, ViroVet’s net loss and non-controlling interest was not material and is included in the Company’s consolidated statement of operations. Creditors in ViroVet only have recourse to the assets owned by the VIE and not to the Company’s general credit. The Company currently does not have implicit support arrangements with ViroVet.

18. Subsequent Events

Corporate Headquarters Lease

On September 29, 2015, the Company amended its corporate lease in Kansas City, Kansas with MPM Heartland House, LLC (“HH”) and its services agreement with HH. Under the terms of the amendments, the Company extended the term of both the lease and the services agreement from a termination date of September 30, 2015 to a termination date of December 31, 2015, following which the Company may extend the term of each agreement on a month-to-month basis by mutual agreement of the parties.

On October 8, 2015, the Company entered into an office building lease agreement (“Lease”) with Academy 1740, Inc. pursuant to which the Company has agreed to lease approximately 17,600 square feet of office space in Leawood, Kansas for the Company’s corporate office headquarters. The Company also has the right, subject to certain conditions, to be offered additional space in the building as it becomes available during the term of the Lease. The Company’s monthly base rent obligation is approximately $35 during the first year of the Lease and the rent obligation increases approximately two percent annually thereafter. The lease term is approximately 5 years. Beginning in 2017, the Company will also be obligated to pay its proportionate share of any increase in direct expenses above and beyond the direct expenses included in the base rent in the first year.

Pursuant to the terms of the Lease, the commencement date would be the earlier of January 1, 2016 or the date the Company commences operations from the premises. The initial term of the Lease expires on February 28, 2021 and the Company has two options to renew for additional five year terms, which must be exercised by written notice at least nine months prior to the end of the relevant term. The Company has a one-time early termination right at the third anniversary of the Lease subject to certain early termination payment penalties, including payments equivalent to approximately four months of base rent and repayment of certain unamortized tenant allowances and commissions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, and anticipated timing of commercialization of product candidates. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and partners; regulatory restrictions on the marketing of our product candidates; our small commercial sales organization, and any failure to create a sales force or partner with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; risks relating to the impairment of intangible assets AT-004, AT-005, AT-007 and AT-011; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our product candidates; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10- Q.

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment which sits at the intersection of the more than $50 billion annual U.S. pet market, and the more than $20 billion annual worldwide animal health market. Our current product portfolio includes multiple therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target opportunities in serious medical conditions in pets.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and selling, general and administrative costs associated with our operations. As of September 30, 2015, we had a deficit accumulated since inception of $139.2 million and cash, cash equivalents and short-term investments of $72.8 million.

Recent Developments

We recently reported data from several of our advanced development programs and, if our products are approved, we anticipate commencing commercialization of multiple products in 2016.

On August 7, 2015, we received the Chemistry, Manufacturing and Controls (“CMC”) technical section complete letter for AT-001 (grapiprant, an EP4 prostaglandin receptor antagonist) to treat osteoarthritis pain and inflammation in dogs from the Food and Drug Administration’s (“FDA”) Center for Veterinary Medicine (“CVM”).  On September 4, 2015, we received from the CVM the technical section complete letter for effectiveness, which in addition to safety and CMC, constitutes the third and final major technical section complete letter. We anticipate finalizing label negotiations, completing the other minor sections, and submitting an administrative New Animal Drug Application (“NADA”) in the first quarter of 2016. Approval is anticipated in the second quarter of 2016, and if approval is received, we expect to commence commercialization of AT-001 in the fall of 2016. We are continuing our interactions with the European Medicines Agency (“EMA”) and believe that our discussions and efforts will lead to the successful development of AT-001 outside the U.S. We intend to make a regulatory submission to the EMA for AT-001 in the first quarter of 2016, and we anticipate that we could receive regulatory approval in Europe as early as 2017.

We recently completed a placebo-controlled pilot field study for AT-001 in cats for degenerative joint disease pain and we expect the safety and efficacy results from that study in late-2015.

On August 26, 2015, we submitted the technical section for effectiveness for AT-002 (capromorelin, a ghrelin agonist), which included the results of the positive pivotal field effectiveness study conducted under protocol concurrence with the CVM. We anticipate a response from the CVM by February 22, 2016. On September 30, 2015, we received from the CVM the CMC technical section complete letter. We received the target animal safety technical section complete letter in March 2015. Accordingly, we anticipate submitting an NADA in early 2016, which if approved, is expected to enable us to commence commercialization of the product in mid-2016 or shortly thereafter. We are continuing our interactions with European national agencies, and believe that our discussions and efforts will lead to the successful development of AT-002 outside the U.S.

During the third quarter of 2015, we announced the results of a multi-site field pilot study of AT-002 in approximately 40 cats diagnosed with chronic kidney disease and documented weight loss. AT-002 treated cats had statistically significant increases in body weight compared to placebo after 90 days with differences beginning on day 30 and was well tolerated. We believe that the results of this pilot study sufficiently inform us in designing and proceeding with the pivotal field effectiveness study which we anticipate commencing in 2016.

On August 23, 2015, we submitted to the CVM the technical section for effectiveness for AT-003 (bupivacaine liposome injectable suspension) for post-operative pain management in dogs undergoing knee surgery, which included the results of the pivotal field effectiveness study for post-operative pain management in dogs undergoing knee surgery conducted under protocol concurrence. We anticipate a response from the CVM by February 20, 2016. We have received a response to its first CMC technical section submission, and we anticipate re-submitting the CMC section in late-2015. Accordingly, we anticipate submitting an NADA, which if approved, is expected to enable us to commence commercialization in late-2016. We are continuing our interactions with European national agencies, and believe that our discussions and efforts will lead to the successful development of AT-003 outside the U.S.

During the third quarter of 2015, we announced the results of a placebo-controlled pilot field study for AT-003 in cats for post-surgical pain, which demonstrated improvements in pain evaluations compared to placebo that approached statistical significance. We believe that the results of this pilot study sufficiently inform us in designing and proceeding with the pivotal field effectiveness study which we anticipate commencing in 2016.

Two of our products, AT-004 and AT-005, are monoclonal antibodies for treating lymphoma in dogs. AT-004 received full licensure from the United States Department of Agriculture (“USDA”) in January 2015, and AT-005 has received conditional licensure from the USDA. We continue to anticipate full licensure for AT-005. While these products have already received marketing authorization from the USDA, we continue to conduct clinical studies to better elucidate how these products work in combination with chemotherapy-based protocols, which is the current standard of care.

Since June 2014, we have been conducting two randomized, placebo-controlled post-marketing studies (T-CHOMP and T-LAB) looking at the potential benefit of AT-005 in combination with two specific chemotherapy protocols and conducting a clinical experience program, or T-CEP, where oncologists use the product at their discretion and share the data with us. Although dogs are still being followed in those studies and final results are expected in mid-2016, we announced on September 24, 2015 that our analysis of the results thus far indicated that AT-005 does not seem to be adding significant progression free survival in canine T-cell lymphoma. In addition, recent scientific studies suggest that AT-005 is not as specific to the target as expected. Given these clinical and scientific results, we do not believe that AT-005 will capture the desired T-cell lymphoma market opportunity.

In October 2015, we concluded T-CEP as planned, and AT-005 is now commercially available to all oncologists at the previously discounted price. We expect that some oncologists will continue to use AT-005 in certain, limited settings. Feedback from our oncology advisors and oncologists is that while median progression free survival would have been important for broad use, there is interest to explore the product in individual dogs especially given the limited effective treatment options currently available to veterinarians in canine T-cell lymphoma.

With respect to AT-004, prior to our regaining commercialization and manufacturing rights from our license partner in early 2015, the product had only been available in regulatory studies, investigator-initiated studies, and in limited quantities for compassionate use. Three investigator-initiated studies have been reported that support use of the product in combination with chemotherapy, but given that each of these studies was small, we believe an additional study is needed to support broader use of AT-004 in canine B-cell lymphoma. Hence, we have enrolled Mini B-CHOMP, an approximately 70 client-owned dog study, to compare the effectiveness of two cycles of CHOP plus AT-004 against historical benchmarks for a standard of care CHOP protocol. We expect to report the results of Mini B-CHOMP in mid-2016, and we will evaluate commercial availability of the product during the course of Mini B-CHOMP and thereafter. While we are hopeful that we can demonstrate a clinical benefit, recently completed scientific studies suggest that AT-004 is not as specific to the target as expected. Our market research and interactions with veterinary oncologists indicate that high specificity, including binding and depletion, will likely be necessary to drive wide adoption of monoclonal antibody therapy given that canine B-cell is generally chemotherapy sensitive. Furthermore, we are aware of other emerging therapies that will compete in the B-cell lymphoma market and we believe that products with break-through benefit will dominate the market.

The first generation products, AT-004 and AT-005, are expected to continue to be available or become available to oncologists insofar as they are USDA licensed and we are manufacturing these products today. We believe the revenue and gross margin opportunity for the first generation monoclonal antibodies will be very modest, and given that there are not alternative monoclonal antibodies available to veterinarian oncologists, we intend to maintain product availability. We intend to build awareness of monoclonal antibody therapy with AT-004 and AT-005 and pursue second generation monoclonal antibodies and other product concepts in lymphoma that are intended to deliver break-through benefits. These second generation products are likely several years away. We also intend to improve the gross margins for the second generation products. If we determine that we are likely to be unsuccessful in developing products with break-through benefits at an economic gross margin, we would likely phase out AT-004 and AT-005.

We believe that we currently have the manufacturing capacity to supply the canine lymphoma market with AT-004 and AT-005 while completing the post-marketing studies and working on second generation products. In connection with our facility expansion project, the USDA recently completed an inspection of our facility in San Diego, which today is the single source of AT-004 and AT-005. We remain in discussions with a third party USDA-licensed manufacturer to potentially establish a second manufacturing site subject to need and growth of current and/or future lymphoma products.

As discussed below in “Results of Operations” we recorded an impairment charge of $20.2 million and $8.6 million, resulting in a net carrying value of $5.5 million and $0.6 million for AT-004 and AT-005, respectively, in the third quarter of 2015.

AT-014 is being developed as a therapeutic vaccine to treat canine osteosarcoma. We are preparing to initiate a pivotal AT-014 field safety study in 2016, and we continue to anticipate conditional licensure for AT-014 in late 2016.

The following table identifies the most advanced molecules in our current therapeutic portfolio and their current status in development:

COMPOUND	SPECIES	INDICATION	PROGRAM STATUS
AT-001 (grapiprant)	Dog	Pain and inflammation associated with osteoarthritis	Major technical sections completed. Anticipate U.S. marketing approval in mid-2016.
	Cat	Pain and inflammation associated with degenerative joint disease	Pilot studies.
AT-002 (capromorelin)	Dog	Stimulation of appetite	Major technical sections submitted to the CVM. Anticipate U.S. marketing approval in mid-2016.
	Dog	Maintain or gain body weight in chronically diseased dogs.	Pilot studies.
	Cat	Maintain or gain body weight in chronically diseased cats	Pilot studies.
AT-003 (bupivacaine ER)	Dog	Post-operative pain management	Major technical sections submitted to the CVM. Anticipate U.S. marketing approval in late-2016.
	Cat	Post-operative pain management	Pilot studies.
AT-004	Dog	B-cell lymphoma monoclonal antibody	Full license issued January 2015. Conducting additional effectiveness studies under practice conditions.

AT-005	Dog	T-cell lymphoma monoclonal antibody	Submitted pivotal field effectiveness study. Conducting additional effectiveness studies under practice conditions. Continue to anticipate full license.
AT-014	Dog	Osteosarcoma immunotherapy	Filed for USDA product license. Pivotal field effectiveness study in 2016. Conditional license anticipated in late-2016.

We are also developing other products that are at the pilot study stage or proof of concept stage.

Based on the completed pilot study results for AT-007, we determined that additional pilot studies would be needed before advancing to a pivotal program. During the quarter, we had discussions with key opinion leaders to review the pilot study results, determine relevant treatment populations, and develop acceptable study protocols. We determined that the best course forward for AT-007 would be to study the product in a more limited clinical setting. The market forecast in the more limited clinical setting required us to reassess the target market size and change the treatment regimen assumed at the time of acquisition. Furthermore, we concluded that the likely customers for this product would be shelters and non-profits, thereby putting pressure on pricing. Also, while a Minor-Use-Minor-Species (“MUMS”) designation would potentially be available for the more limited indication in the United States, the MUMS pathway would not be available in Europe since other products are available there for this disease. We intend to explore out-licensing AT-007 and it may consider advancing the program internally at a later time. As discussed below in “Results of Operations,” we recorded an impairment charge of $8.7 million resulting in a net carrying value of $2.2 million, for AT-007 in the third quarter of 2015.

We have also been conducting early pre-development studies, including lead selection and proof of concept on several of our programs including AT-011 canine parvovirus and AT-012 feline calicivirus. During the quarter, we determined that we will not advance a pre-development candidate for AT-011, and we have abandoned that program. However, we continue to be encouraged by the pre-development work on AT-012 including a recently concluded laboratory cat study, and we hope to advance AT-012 into development over the coming years. As discussed below in “Results of Operations,” we recorded an impairment charge of $5.9 million for AT-011 in the third quarter of 2015.

AT-016 is an adipose-derived allogeneic stem cell product for the treatment of osteoarthritis pain in dogs. A double-blinded, multi-site, placebo-controlled dose confirmation study in approximately 90 client-owned dogs with osteoarthritis was completed by our license partner, and AT-016 demonstrated a statistically significant improvement in treatment versus placebo. The final study report was submitted to the CVM and we are working towards agreement on the pivotal field effectiveness study design. We are also working to optimize manufacturing, including establishing favorable cost of goods. If approved by the CVM, AT-016 could be commercially available in 2018.

AT-018 is being developed as an oral CRTH2 antagonist for the treatment of atopic dermatitis, focusing initially on developing the product for dogs. We have an on-going multi-center, masked, placebo-controlled, randomized pilot field study in client-owned dogs with atopic dermatitis. The study targets enrollment of over 50 dogs into multiple treatment groups. Results from this study are expected in early 2016.

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

Given that we anticipate to commence commercialization of several of our products in 2016, we have been preparing for the launches and we will continue to accelerate the building of our commercial operations over the next 12 to 18 months. Our sales strategy includes a sales force that will cover both specialty hospitals and primary care clinics. We have hired sales management in 2015, and we intend to hire sales representatives beginning in 2016. Over the course of 2016, we anticipate staffing approximately two dozen sales territories. We also plan to hire distribution managers that will work with veterinary distributors to expand our sales and marketing efforts and corporate account managers who will support the needs of the large corporate practices. Our veterinary services force consists of medical science liaisons, who are veterinarians that support the commercial organization.

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

There have been no material changes to our critical accounting policies through September 30, 2015, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015, and 2014

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,
	2015	2014	% CHANGE	2015	2014	% CHANGE
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$—	$43	(100.0)%	$—	$519	(100.0)%
Product sales	229	—	NA	615	—	NA
Total revenues	229	43	432.6%	615	519	18.5%
Costs and expenses:
Cost of product sales	138	—	NA	357	—	NA
Royalty expense	23	17	35.3%	66	52	26.9%
Research and development	6,197	6,078	2.0%	18,499	13,950	32.6%
Selling, general and administrative	4,997	3,897	28.2%	14,061	12,913	8.9%
In-process research and development	—	—	NA	—	1,157	(100.0)%
Amortization of acquired intangible assets	483	581	(16.9)%	1,449	1,702	(14.9)%
Impairment of acquired intangible assets	43,398	—	NA	43,398	—	NA
Other income (expense):
Interest income	33	31	6.5%	147	58	153.4%
Interest expense	(226)	(222)	1.8%	(661)	(768)	(13.9)%
Other income/(expense), net	—	(10)	(100.0)%	5,141	(158)	(3,353.8)%
Income tax benefit	758	601	26.1%	1,389	1,563	(11.1)%

Revenues

During the three and nine months ended September 30, 2015, we recorded $0.2 million and $0.6 million, respectively, in product sales of AT-005, which was granted conditional approval in early 2014 and sales began in October of 2014. In the first quarter of 2015, we received a $3.0 million payment from Elanco Animal Health, Inc. (“Elanco”) relating to the milestone achieved when AT-004 received a full license from the USDA. This was offset by $3.0 million in consideration we paid in the first quarter of 2015 for the return of the commercial and manufacturing license of AT-004 previously granted to Elanco. These amounts were netted resulting in zero licensing and collaboration revenue in the nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, the revenue reported was primarily from research and development services we provide for the ongoing development of AT-006, our partnered program for the treatment of ocular herpes infection. Revenues from the performance of research and development services are recorded as licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

In October 2015, AT-005 became commercially available to all oncologists at the previously discounted price. We expect that oncologists will continue to use AT-005 in certain, limited settings. However, given the clinical results from T-CHOMP, T-LAB, T-CEP and the scientific studies, we believe that AT-005 revenues will be modest and likely decrease in future periods. We will evaluate commercial availability of the AT-004 during the course of Mini B-CHOMP and thereafter. We believe that we currently have the manufacturing capacity to supply the canine lymphoma market with AT-004 and AT-005 while completing the post-marketing studies and working on second generation products.

Research and development

	THREE MONTHS ENDED			NINE MONTHS ENDED
	SEPTEMBER 30,			SEPTEMBER 30,		% CHANGE
	2015	2014	% CHANGE	2015	2014
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$4,518	$3,925	15.1%	$12,620	$7,703	63.8%
Personnel costs	1,081	1,132	(4.5)%	4,497	3,661	22.8%
Other costs	598	1,021	(41.4)%	1,382	2,586	(46.6)%
Total research and development	$6,197	$6,078	2.0%	$18,499	$13,950	32.6%

During the three and nine months ended September 30, 2015, research and development expense increased by $0.1 million and $4.5 million, respectively. The increase in research and development expense for both periods is due primarily to advancing the development of ongoing programs, an increase in headcount, and an increase in the number of products in development as well as additional licensing and option programs. During the nine months ended September 30, 2015, we incurred license payments associated with licensing additional technology, success milestones of $0.1 million for the AT-016 program, $0.5 million for the AT-018 program and $0.3 million for entering into the AT-Iota option program for periodontal disease in dogs.

We expect research and development expense will remain at current levels for the foreseeable future.  As our later stage programs progress to commercialization, we will continue to advance the earlier stage programs by conducting pilot field studies and pivotal field effectiveness studies and further develop our compounds. At this time, due to the inherently unpredictable nature of our development, we cannot reasonably estimate or predict the nature, specific timing, or estimated costs of the efforts that will be necessary to complete the development of our product candidates.

Also, based on our development plans as of September 30, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $119.8 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Of the $119.8 million, $80.4 million are commercial milestones. Of the $80.4 million, we anticipate paying $0.5 million in the next 12 months, up to an additional $10 million in the next five years as a series of first commercial sales milestones for AT-001 and AT-002 if those products are launched in the U.S. and Europe, and the remainder if certain net revenue thresholds are achieved thereafter. Of the remaining $39.4 million, we paid $0.2 million in the fourth quarter of 2015 and anticipate paying an additional $7.7 million during the next 12 months, provided various development and regulatory milestones are achieved. The $39.4 million in milestones is spread across AT-001, AT-002, AT-003, AT-014, AT-016, AT-017, AT-018 and other pre-development candidates. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

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

Selling, general and administrative

During the three and nine months ended September 30, 2015, selling, general and administrative expense increased by $1.1 million in each period, as compared to the corresponding period in 2014.

The increase is primarily due to commercial activities in preparation to commercialize additional products by the end of 2016 including participation in several key veterinary conferences to build awareness of Aratana and our products. The increase also includes $0.5 million as a result of increased stock-based compensation. This increase is partially offset by a credit of $1.2 million to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders. We continue to establish a commercial infrastructure to prepare for commercial introduction of our later stage products, including personnel, systems, and other costs associated with awareness and data.

We expect selling, general and administrative expense to continue to increase as we continue to build our corporate infrastructure in the support of continued development and commercialization of AT-001, AT-002, AT-003, AT-014 and other development programs.

In-process research and development

In-process research and development expense decreased by $1.2 million for the nine months ended September 30, 2015, compared to the corresponding period in 2014, as we did not enter into exclusive license agreements during 2015. During the nine months ended September 30, 2014, we entered into exclusive license agreements with Advaxis (March 2014) and VetStem Biopharma (June 2014).

Amortization of acquired intangible assets

Amortization expense was $0.5 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, as compared to $0.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively. The amortization expense is related to the amortization of intangible assets associated with AT-004 and AT-005, amortized over their respective 20 year estimated useful lives. Going forward amortization expense will decrease significantly due the decreased intangible asset values for AT-004 and AT-005. In conjunction with our impairment assessment, we re-evaluated the useful lives of AT-004 and AT-005 and concluded that the useful life of AT-004 will remain at 20 years and the useful life of AT-005 will be adjusted to 8.25 years.

Impairment of acquired intangible assets

Impairment of intangible assets expense was $43.4 million for both the three and nine months ended September 30, 2015. The impairment of intangible expense is related to impairment of AT-004 ($20.2 million), AT-005 ($8.6 million), AT-007 ($8.7 million), and AT-011 ($5.9 million).

Since the Vet Therapeutics acquisition in October 2013, we have been performing various scientific and clinical activities to further gain further knowledge around the science and efficacy of AT-004 and AT-005. While these products have already received marketing authorization from the USDA, we continue to conduct clinical studies to better elucidate how these products work in combination with chemotherapy-based protocols, which is the current standard of care.

Since June 2014, we have been conducting two randomized, placebo-controlled post-marketing studies (T-CHOMP and T-LAB) and conducting a clinical experience program (T-CEP). Although dogs are still being followed in those studies and final results are expected in mid-2016, our analysis of the results thus far indicated that AT-005 does not seem to be adding significant progression free survival in canine T-cell lymphoma. In addition, recent scientific studies suggest that AT-005 is not as specific to the target as expected. Given these clinical and scientific results, we do not believe that AT-005 will capture the desired T-cell lymphoma market opportunity. However, we expect that some oncologists will continue to use AT-005 in certain, limited settings.

With respect to AT-004, prior to our regaining commercialization and manufacturing rights in early 2015, the product had only been available in regulatory studies, investigator-initiated studies, and in limited quantities for compassionate use. We are conducting Mini B-CHOMP, an approximately 70 client-owned dog study, to compare the effectiveness of two cycles of CHOP plus AT-004 against historical benchmarks for a standard of care CHOP protocol. We expect to report the results of Mini B-CHOMP in mid-2016, and we will evaluate commercial availability of the product during the course of Mini B-CHOMP and thereafter. While we are hopeful that we can demonstrate a clinical benefit, recently completed scientific studies suggest that AT-004 is not as specific to the target as expected. Our market research and interactions with veterinary oncologists indicate that high specificity, including binding and depletion, will likely be necessary to drive wide adoption of monoclonal antibody therapy given that canine B-cell is generally chemotherapy sensitive. Furthermore, we are aware of other emerging therapies that will compete in the B-cell lymphoma market, and we believe that products with break-through benefit will dominate the market. For these reasons, we determined in the third quarter of 2015 that AT-004 and AT-005 were impaired.

The first generation products, AT-004 and AT-005, are expected to continue to be available or become available to oncologists insofar as they are USDA licensed and we are manufacturing these products today. We believe the revenue and gross margin opportunity for the first generation monoclonal antibodies will be very modest, and given that there are not alternative monoclonal antibodies available to veterinarian oncologists, we intend to maintain product availability. We intend to build awareness of monoclonal antibody therapy with AT-004 and AT-005 and pursue second generation monoclonal antibodies and other product concepts in lymphoma which are intended to deliver break-through benefits. These second generation products are likely several years away. We also intend to improve the gross margins for the second generation products. If we determine that we are likely to be unsuccessful in developing products with break-through benefits at an economic gross margin, we would likely phase out AT-004 and AT-005.

For AT-007, based on the completed pilot study results received late in the first quarter of 2015, we determined additional pilot studies were needed before advancing to a pivotal program. During the third quarter of 2015, we met with key opinion leaders to review the pilot study results, determine the relevant treatment population and develop acceptable study protocols. We then determined that the best course forward would be to study the product in a more limited clinical setting. The market forecast in the more limited clinical setting required us to reassess the target market size and change the treatment regimen assumed at the time of acquisition. Furthermore, we concluded that the likely customers for this product would be shelters and non-profits, thereby putting pressure on pricing. Also, while a MUMS designation would potentially be available for the more limited indication in the United States, the MUMS pathway would not be available in Europe since other products are available there for this disease. The above factors caused us to record an impairment charge. We intend to explore out-licensing AT-007, and we may consider advancing the program internally at a later time.

For AT-011, we determined there were events or changes in circumstance indicative of impairment during the quarter and impairment considerations were made. As previously disclosed, we have been conducting early pre-development studies, including lead selection and proof of concept on AT-011. AT-011 has an inherent risk due to the stage of development. During the third quarter of 2015, we completed an evaluation of several molecules in AT-011. Based on this evaluation, we have determined that none of the molecules being evaluated were suitable for advancement in development. As such, we decided to abandon the development of AT-011 and impaired the asset.

Interest expense

Interest expense remained unchanged for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, and decreased by $0.1 million for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This decrease in the nine month period is due to interest paid during the three months ended March 31, 2014, related to notes payable associated with the acquisitions of Vet Therapeutics and Okapi Sciences, which were paid in full during the three months ended March 31, 2014.

As discussed below in “Financial Condition, Liquidity and Capital Resources – Indebtedness,” on October 16, 2015, we entered into a Loan and Security Agreement with Pacific Western Bank as collateral agent and a lender and Oxford Finance LLC as a lender, pursuant to which the lenders agreed to make available to us, term loans in an aggregate principal amount up to $35.0 million, and a revolving credit facility in an aggregate principal amount up to $5.0 million. The Credit Extensions (as defined below) bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined.

Other income (expense)

Other income (expense) increased by $5.3 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase during the nine months ended September 30, 2015, is primarily related to the following non-recurring transactions: $3.5 million gain on the sale of Advaxis stock,  $1.3 million gain related to the increase in fair value of the Advaxis warrant and a $0.3 million gain on the sale of shares received from the exercise of the Advaxis warrant.

Income tax benefit

Income tax benefit was  $0.8 million and $1.4 million for the three and nine months ended September 30, 2015, respectively.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	SEPTEMBER 30, 2015	DECEMBER 31, 2014	CHANGE %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,521	$9,823	37.6%
Marketable securities - short-term	747	249	(100.0)%
Reverse repurchase agreements	58,500	88,000	(33.5)%
Marketable securities - long-term	—	2,452	(100.0)%
Derivative financial instruments	—	1,108	(100.0)%
Total cash, cash equivalents, marketable securities and short-term investments	$72,768	$101,632	(28.4)%
Borrowings:
Loan payable	$14,982	$14,963	0.1%
Working capital:
Current assets	$75,333	$99,909	(24.6)%
Current liabilities	5,387	9,468	(43.1)%
Total working capital	$69,946	$90,441	(22.7)%

We have incurred losses and negative cash flows from operations and have not generated significant revenue.

As of September 30, 2015, we had an accumulated deficit of $139.2 million and cash, cash equivalents, and short-term investments of $72.8 million.

We believe that our existing cash, cash equivalents, and short-term investments as the date of this filing will allow us to fund our operations through December 31, 2016. We anticipate that we will continue to incur losses for at least the next several years. We expect an increase in investment related to our research and development and commercial activities and, as a result, we may need additional capital to fund our operations, which we may obtain from public or private equity, debt financings or other sources, such as corporate collaborations and licensing arrangements.

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

Sales Agreement

On October 16, 2015, we entered into a Sales Agreement with Barclays Capital Inc. (“Barclays”) pursuant to which we may sell from time to time, at our option, up to an aggregate of $52.0 million of shares of its common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares, if any. We have not sold any shares pursuant to the Sales Agreement.

Indebtedness

As of September 30, 2015, we had $15.0 million in aggregate principal amount of 5.50% non-revolving loans under the Loan and Security Agreement, dated as of March 4, 2013, as amended, with Pacific Western Bank (as successor in interest to Square 1 Bank) and the lenders party thereto (the “Prior Loan Agreement”).

On October 16, 2015, we and Vet Therapeutics (together with the Company, the “Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Pacific Western Bank (“Pacific Western Bank”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western Bank, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, term loans in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line” and together with the Term Loan, the “Credit Extensions”), subject to certain conditions to funding. A term loan was made on October 16, 2015 in an aggregate principal amount equal to $35.0 million, and an advance under the Revolving Line was made on October 16, 2015 in an aggregate principal amount equal to $5.0 million. The Borrowers are required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, are required to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The interest-only period can be extended by one year to May 1, 2018 if the Borrowers have at least four products fully USDA- or FDA-approved, plus another product conditionally- or fully-approved, in each case for commercialization by December 31, 2016, and agree to certain other financial covenants with the Lenders. The Credit Extensions bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. All principal and accrued interest on the Term Loan are due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line are due on October 16, 2017 (the “Revolving Maturity Date”).

The Borrowers used approximately $15.0 million of the proceeds from the Credit Extensions to repay all the amounts owed under their Loan and Security Agreement, dated as of March 4, 2013, as amended, with Pacific Western Bank (as successor in interest to Square 1 Bank) and the lenders party thereto.

As security for their obligations under the Loan Agreement, the Borrowers granted a security interest in substantially all of their existing and after-acquired assets except for their intellectual property and certain other customary exclusions. Subject to customary exceptions, the Borrowers are not permitted to encumber their intellectual property.

Upon execution of the Loan Agreement, the Borrowers were obligated to pay a facility fee to the Lenders of $0.2 million, and an agency fee to the Collateral Agent of $0.1 million. In addition, the Borrowers are or will be obligated to pay a final payment fee equal to 3.30% of such Term Loan being prepaid or repaid with respect to the Term Loans upon the earliest to occur of the Term Loan Maturity Date, the acceleration of any Term Loan or the prepayment of a Term Loan. The Borrowers will also be obligated to pay a termination fee equal to 3.30% of the highest outstanding amount of the Revolving Line with respect to the Revolving Line upon the earliest to occur of the Revolving Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The Borrowers will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the Revolving Line.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Borrowers’ ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. In addition, the Loan Agreement contains customary events of default that entitle the Lenders to cause the Borrowers’ indebtedness under the Loan Agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement.

The Loan Agreement requires that the Borrowers receive unrestricted net cash proceeds of at least $45.0 million from the issuance of equity securities and/or payments related to partnering transactions from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Borrowers have at least three products fully USDA- or FDA approved for commercialization by December 31, 2016. Additionally, the Loan Agreement requires that the Borrowers maintain certain minimum liquidity at all times. At October 16, 2015, the Borrowers were in compliance with all financial covenants.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2014, reflects a decrease in total current assets of $24.6 million and a decrease in current liabilities of $4.1 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents and short-term investments. The decrease in total current liabilities is primarily a result of the reclassification of the current portion-loan payable to loan payable (long-term).

Cash Flows

The following table shows a summary of our cash flows for the nine months ended September 30, 2015:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
	(Dollars in thousands)
Net cash used in operating activities	$(28,104)	$(22,760)
Net cash provided by (used in) investing activities	$34,602	$(62,509)
Net cash (used in) provided by financing activities	$(2,689)	$100,964

Net cash used in operating activities

During the nine months ended September 30, 2015, net cash used in operating activities was $28.1 million. We had a pretax loss of $72.6 million which includes,  a gain on sale of marketable securities of $3.9 million, an adjustment of a non-cash expense for stock-based compensation of $6.5 million, a non-cash depreciation and amortization expense of $1.6 million, and an impairment of intangible assets loss of $43.4 million, partially offset by a non-cash change in fair value of contingent consideration of $1.2 million, a non-cash change in fair value of derivative instruments of $1.3 million, and a non-cash deferred income tax benefit of $0.8 million. Our net losses were primarily attributed impairment of intangible assets, to research and development activities related to our programs and our selling, general and administrative expenses. Net cash provided by changes in our working capital consisted primarily of a decrease in  accounts payable of $0.3 million, partially offset by an increase in inventories of $0.7 million, and an increase in accrued expenses and other liabilities of $0.4 million.  The decrease in accounts payable primarily related to the timing of payments made for our outsourced research and development activities.

During the nine months ended September 30, 2014, net cash used in operating activities was $22.8 million. We had a pretax loss of $28.6 million, which included a non-cash expense related to stock-based compensation of $5.2 million, a non-cash deferred income tax benefit of $1.6 million and a change in working capital of $1.0 million. Our net losses were primarily attributed to research and development activities related to our programs and our general and administrative expenses. Net cash used by changes in our working capital consisted primarily of a decrease of $0.8 million in accounts payable, an increase of $0.3 million in prepaid expenses and an increase of $0.2 million in accrued expenses. The increase in prepaid expenses relates primarily to research and development agreements. The increase in accrued expenses primarily related to the timing of payments made for our contracted research and development activities.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2015, net cash provided by investing activities was $34.6 million, which related to the proceeds from the maturities and sales of marketable securities of $1,629.2 million, partially offset by the purchases of investments of $1,592.7 million and $1.9 million for purchases of property and equipment.

During the nine months ended September 30, 2014, net cash used in investing activities was $62.5 million, which related to the purchase of investments of $60.2 million, acquisition and related expenses for Okapi Sciences of $13.1 million, purchase of In-process research and development of $1.2 million, and purchase of warrants of $0.6 million, partially offset by the maturities of investments of $12.2 million.

Net cash (used in) provided by financing activities

During the nine months ended September 30, 2015, net cash used in financing activities was $2.7 million. Net cash used in financing activities primarily resulted from cash paid for contingent consideration of $3.0 million to the former shareholders of Vet Therapeutics,  partially offset by cash received from stock option exercises of $0.3 million.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loan payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contingent consideration related to business combinations and off-balance sheet arrangements as described below. As of September 30, 2015, there were no material changes in our contractual obligations since December 31, 2014.

Other Funding Commitments

As of September 30, 2015, we have several on-going development programs in various stages in the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of September 30, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $119.8 million, which $80.4 million are commercial milestones, as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or were not considered probable as of September 30, 2015, such contingencies have not been recorded in our financial statements, except for $0.5 million due after we complete our first commercial sale of AT-004, expected in the second half of 2016.

We paid $0.2 million in the fourth quarter of 2015 and anticipate paying an additional $7.7 million of milestone payments during the remainder of 2015 and the next 12 months, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration Related to Business Combinations

During the three months ended March 31, 2015, we settled the remaining contingent consideration related to our October 2013, acquisition of Vet Therapeutics, Inc. in the amount of $3.0 million. With the settlement of this contingent consideration we no longer have any contingent consideration related to business combinations.

Off-Balance Sheet Arrangements

We have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities, special purpose entities.

Recently Issued and Adopted Accounting Pronouncements

For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies - Recently Issued and Adopted Accounting Pronouncements to our consolidated financial statements included within this report

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 16, 2015. As of September 30, 2015, there were no material changes to our market risks or management of such risks since December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

Apart from the below,  there have been no material changes in the nine months ended September 30, 2015, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

We recognized substantial intangible asset impairment losses in the third quarter of 2015 and may be required to recognize additional non-cash impairment losses in the future.

During the third quarter of 2015, we recorded a non-cash impairment charge of $43.4 million related to our intangible assets AT-004, AT-005, AT-007 and AT-011. At September 30, 2015, we had $15.4 million of remaining intangible assets on our balance sheet, compared to $62.3 million at December 31, 2014. We could experience material impairment losses in the future. Certain factors, including negative pre-clinical study results and reduced market potential, might have a negative impact on the carrying value of our intangible assets. For example, with respect to AT-004 and AT-005, which as of September 30, 2015 have carrying values of $5.5 million and $0.6 million, respectively, these products are expected to continue to be available or become available to oncologists, but we believe the revenue and gross margin opportunity for these first generation monoclonal antibodies will be very modest. Therefore, we are pursuing second generation monoclonal antibodies and other product concepts in lymphoma which are intended to deliver break-through benefits. We intend to build awareness of monoclonal antibody therapy with AT-004 and AT-005 and effectively bridge to second generation product candidates which are several years away. We also intend to improve the gross margins for any second generation products. If we determine that we are likely to be unsuccessful in developing product candidates with break-through benefits at an economic gross margin, we would consider phasing out AT-004 and AT-005 depending on product volumes, and fully impair the value of these intangible assets. The process of testing intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability. If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our intangible assets may become further impaired in future periods.  This would in turn have an adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no share repurchases during the three months ended September 30, 2015.

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

ARATANA THERAPEUTICS, INC.

Date: November 6, 2015	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Amendment No. 2 to Lease, effective as of September 29, 2015, by and between Aratana Therapeutics, Inc. and MPM Heartland House, LLC.	8-K	001-35952	10.1	10/5/15
10.2	Office Building Lease, dated as of October 8, 2015, by and between Aratana Therapeutics, Inc. and Academy 1740, Inc.	8-K	001-35952	10.1	10/13/15
10.3	Sales Agreement, dated as of October 16, 2015, by and between Aratana Therapeutics, Inc. and Barclays Capital Inc.	8-K	001-35952	10.1	10/16/15
10.4	Loan and Security Agreement, dated as of October 16, 2015, by and among Pacific Western Bank, Oxford Finance, LLC, Aratana Therapeutics, Inc., and Vet Therapeutics, Inc.	8-K	001-35952	10.2	10/16/15
10.5	Non-Employee Director Compensation Program, as amended					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.