Form 10-K
period 2015-12-31
ARATANA THERAPEUTICS, INC.
filed 2016-03-15
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-35952

ARATANA THERAPEUTICS, INC.

Delaware	38-3826477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11400 Tomahawk Creek Parkway, Suite 340

Leawood, KS 66211

(913) 353-1000

(Address of principal executive offices, zip code and telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933     Yes:  ☐     No:  ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes:  ☐     No:  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes:  ☒     No:  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐     No:  ☒

The approximate aggregate market value of the common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s common stock on The NASDAQ Global Market on June 30, 2015 was  $405,168,742.

As of March 10, 2016, there were 35,355,266 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed in connection with the registrant’s 2016 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

ARATANA THERAPEUTICS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2015

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

PART  I

Cautionary Note Regarding Forward-Looking Statements

Except for historical information, the matters discussed in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Annual Report”) are forward looking statements that involve risks, uncertainties and assumptions that, if they never materialize or if they prove incorrect, could cause our consolidated results to differ materially from those expressed or implied by such forward-looking statements. The Company makes such forward-looking statements under the “Safe Harbor” section of the Private Securities Litigation Reform Act of 1995. Actual future results may vary materially from those projected, anticipated, or indicated in any forward-looking statements as a result of various important factors, including those set forth in Item 1A of this Annual Report under the heading “Risk Factors.” Readers should also carefully review the risk factors described in the other documents that we file from time to time with the SEC. In this Annual Report, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. The forward-looking statements contained in this Annual Report include, but are not limited to, statements related to: industry trends; market conditions; management’s plans and objectives for product development and commercialization; anticipated timing of regulatory submissions and approvals; investments in research and development; business prospects and collaborations; anticipated financial performance, including future revenues; expected liquidity and capitalization; our ability to protect our intellectual property from third-party claims; changes in accounting principles; changes in actual or assumed tax liabilities; expectations regarding tax exposures; anticipated reinvestment of future earnings; ability to repay our indebtedness; and our intentions regarding the use of cash. All forward-looking statements included in this document are based on information available to us on the date hereof. We will not undertake and specifically decline any obligation to update any forward looking statements.

Item 1.  Business

Our Company

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment, which sits at the intersection of the more than $60 billion annual U.S. pet market and the more than $23 billion annual worldwide animal health market.

Cats and dogs are the most popular pet species in the United States and Europe: there are approximately 86 million cats and 78 million dogs in the United States and 99 million cats and 81 million dogs in Europe. An estimated 68% of households in the United States have at least one pet. We believe that the role of pets in the family has significantly evolved over the last two decades. Many pet owners consider pets important members of their families, and they have been increasingly willing to spend money to maintain the health of their pets. Consequently, pets are living longer and, as they do, are exhibiting many of the same signs and symptoms of disease as aging humans, such as arthritis, cancer, obesity, diabetes and heart disease. Today veterinarians have comparatively few drugs at their disposal that have been specifically approved for use in pets. As a result, veterinarians often must resort to using products approved for use in humans, but not approved, or even formally studied, in pets, relying on key opinion leaders and literature, rather than regulatory review and approval.

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

Aratana Therapeutics, Inc. was incorporated on December 1, 2010 under the laws of the State of Delaware. In October 2013, we acquired Vet Therapeutics, Inc. (“Vet Therapeutics”), and in January 2014, we acquired Okapi Sciences NV (“Okapi Sciences”, which was renamed Aratana Therapeutics NV and is referred to as “Aratana NV” for all post-acquisition references). In addition to these acquisitions, we have completed several licensing transactions to further build our pipeline.

Our current portfolio includes therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target what we believe to be large opportunities in serious medical conditions in pets. Our lead product candidates in development include small molecules directed at treating osteoarthritis pain and inflammation (AT-001 for dogs, also known as grapiprant for dogs or GALLIPRANT®), appetite stimulation (AT-002 for dogs, also known as capromorelin for dogs or ENTYCE®) and post-operative pain (AT-003 for dogs, also known as bupivacaine liposome injectable suspension for dogs or NOCITA®). On January 25, 2016, we submitted our administrative new animal drug application (“NADA”) for GALLIPRANT and anticipate approval from the U.S. Food and Drug Administration’s (“FDA”) Center for Veterinary Medicine (“CVM”) on or before our Animal

Drug User Fee Act (“ADUFA”) date of March 25, 2016. We plan to submit our administrative NADA for ENTYCE in March 2016, and we anticipate approval from the CVM on or before our ADUFA date which will be approximately 60 days thereafter. We anticipate submitting an NADA for NOCITA in the summer of 2016. We are also working to have AT-001, AT-002, and AT-003 approved in Europe, and on February 17, 2016 we announced that we had filed a marketing authorization application for AT-001 for dogs with the European Medicines Agency (“EMA”). We are also working to advance AT-001, AT-002 and AT-003 for cats. We believe that the potential commercial opportunity for AT-001, AT-002 and AT-003 is attractive. We also have two United States Veterinary Biological Product Licenses from the United States Department of Agriculture (“USDA”), AT-004 (also known as BLONTRESS®) and AT-005 (also known as TACTRESSTM ), to aid in the treatment of lymphoma for dogs. We believe that the commercial opportunity for the first generation monoclonal antibodies, BLONTRESS and TACTRESS, is very modest. We have also filed for a United States Veterinary Biological Product License from the USDA for AT-014, a novel her2/neu-directed cancer immunotherapy for the treatment of canine osteosarcoma, and we continue to anticipate conditional licensure for AT-014 by the end of 2016.

Our Strategy

Our strategy is to in-license proprietary technology from human biopharmaceutical companies and academia or leverage existing insights in human biology applicable to pets and to develop therapeutics specifically for use in pets. We seek to identify human therapeutics that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans, with well-developed active pharmaceutical ingredients (“API”), advanced process chemistry and manufacturing. We also seek to identify products already in development for pets and to license or acquire these products. To date we have in-licensed and are further developing pharmaceutical compounds from companies such as Pacira Pharmaceuticals, Inc. (“Pacira”), RaQualia Pharma Inc. (“RaQualia”), Advaxis, Inc. (“Advaxis”), VetStem BioPharma, Inc. (“VetStem”) and Atopix Therapeutics Ltd. (“Atopix”).

Our goal is to become a leading provider of therapeutics developed and approved specifically for the treatment of unmet medical needs in pets. We are a pet-focused company and we intend to help shape and define the pet therapeutics market. We plan to accomplish this by:

•

Leveraging our management team’s established experience in the human biopharmaceutical and animal health industries. In order to successfully execute our plan, we have assembled an experienced management team consisting of veterinarians, physicians, scientists and other professionals that apply the core principles of drug development to the medical needs of pets. The members of our senior management team have over 100 years of combined experience in the animal health and human biopharmaceutical industries, as well as a strong track record of successfully developing and commercializing therapeutics for pets.

•

Advancing our existing compounds to regulatory approval or licensure. We have assembled a pipeline of product candidates, including small molecule pharmaceuticals and large molecule biologics. These product candidates are in various stages of development for the treatment of cats or dogs, or both. Our target indications include pain and inflammation associated with osteoarthritis, appetite stimulation, post-operative pain, lymphoma, osteosarcoma, atopic dermatitis and ocular herpes. We plan to submit NADAs for the small molecule pharmaceuticals to the CVM for several of these product candidates starting in 2016 and to make similar regulatory filings to the EMA starting in 2016. For certain of our large molecule biologics, we plan to submit applications to the USDA for product licensure.

•

Using a direct sales organization and distributors to commercialize our products in the United States. We intend to employ a direct sales organization for fully licensed products, complemented by strategic distributor relationships intended to extend our commercial reach, to market our products in the United States. Our direct sales organization and distributors will sell products directly to veterinarians, who in turn typically sell pet therapeutics products to pet owners at a mark-up. In light of the veterinarian’s goal of improving the health of pets and the ability to generate revenue from the sale of therapeutic products, we believe veterinarians are motivated to prescribe innovative therapeutics that are safe, effective and supported by reliable clinical data and regulatory approval. We expect to continue a limited direct commercial effort with veterinary oncologists in 2016 and following the receipt of approvals for GALLIPRANT, ENTYCE and NOCITA, which we anticipate in 2016, we expect to begin commercializing product candidates GALLIPRANT in 2016,  ENTYCE in late-2016 or shortly thereafter and NOCITA in 2016.

•

Engaging active collaborators to build a commercial presence. We have also in-licensed the rights in other geographies outside the U.S. for the use of our compounds in animal health, and we intend to seek regulatory approval for our pet therapeutics in Europe and potentially other countries. Based on the stage of our lead programs, we are currently exploring collaborations with companies that have an established commercial presence in other geographies that are looking for additional product candidates. We believe there are several animal health companies that desire innovative pet therapeutics. We also believe these companies may be interested in collaborating with us to provide EMA-approved best-in-class or first-in-class therapeutic products.

•

Continuing to expand our product pipeline by in-licensing additional compounds. We believe the pet therapeutics market is significantly underserved and have identified for further pursuit more than 20 therapeutic areas that overlap with areas of human biopharmaceutical development. Pursuant to our corporate strategy, we seek to identify compounds that have demonstrated safety and effectiveness in at least two species and are in, or have completed, Phase I or Phase II clinical trials in humans. We are looking for compounds with well-developed API process chemistry. Once identified, we seek to obtain exclusive, worldwide rights to these compounds in the animal health field. Each of our current compounds is covered by patents and other intellectual property that provide for a multi-year period of market exclusivity. Additionally, we intend to seek opportunities to collaborate with companies where we can provide commercialization for their approved products, or close-to-approved, pet therapeutic product candidates.

Research and Development

Our pharmaceutical drug development programs focus on the development of novel compounds that target what we believe to be large opportunities in serious medical conditions in pets. We are building a proprietary research and development pipeline both through the application of our proprietary technologies and through strategic agreements that provide access to promising product development opportunities within our therapeutic focus. Our current product candidates are animal pharmaceuticals and certain biologics regulated by the CVM and immune-mediated biologics including monoclonal antibodies and therapeutic cancer vaccines regulated by the USDA. Our pipeline consists of three product candidates in final stages of submission to the CVM, two products with USDA licensure, one product candidate in the submission stage to the USDA, several product candidates in pilot studies, and additional early research programs.

We have incurred and will continue to incur research and development expense as we develop our business. Our research and development expenses were $24.9 million, $20.0 million and $10.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Development Programs at the FDA

To begin the development process for our product candidates in the United States, we establish an Investigational New Animal Drug (“INAD”) file with the CVM. We then hold a pre-development meeting with the CVM to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an NADA. During development, we submit pivotal protocols to the CVM for review and concurrence prior to conducting the required studies. We gather and submit data on manufacturing, safety and effectiveness to the CVM for review, and this review is conducted according to timelines specified in the ADUFA. Once all data have been submitted and reviewed for each technical section – safety, effectiveness and Chemistry, Manufacturing and Controls (“CMC”) – the CVM issues us a technical section complete letter as each section review is completed, and when the three letters have been issued, we compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these as an administrative NADA for CVM review. Generally, if there are no deficiencies in the submission, the NADA is issued within 60 days after submission of the administrative NADA.

A separate approval either as an original or supplemental NADA is required for each species. In addition, where appropriate, we seek additional indications and additional formulations to extend the lifecycle of our product candidates. By exploring new uses and methods, we may potentially be able to extend the patent life of our product candidates and further achieve differentiation on in the marketplace.

The following tables identify the most advanced product candidates being developed under the FDA CVM regulations and their current regulatory status:

Galliprant (grapiprant tablets)	entyce (capromorelin oral solution)	nocita (bupivacaine liposome injectable suspension)
Pilot Study	✓	✓	✓
Pivotal Study	✓	✓	✓
CMC Technical Section Complete Letter	✓	✓	SUBMITTED FOR REVIEW ADUFA June 7
Safety Technical Section Complete Letter	✓	✓	✓
Effectiveness Technical Section Complete Letter	✓	✓	✓
Product Labeling	✓		
Administrative NADA	SUBMITTED FOR REVIEW ADUFA Mar 25

The product candidates that we believe are closest to commercialization and are a high priority for us include GALLIPRANT, ENTYCE and NOCITA, each of which we anticipate being approved for use in dogs in the United States. Product candidates being developed from the same active ingredient for other species are generally considered separate product candidates, and therefore we refer to these molecules in species other than dogs with AT-XXX and species designation or the generic name and species designation (for instance, AT-002 for cats or capromorelin for cats). Similarly, when referring to additional potential indications, we also revert to the AT-XXX nomenclature with the new indication or generic name with the new indication (for instance, the designation would be ENTYCE for appetite stimulation in dogs but AT-002 for weight gain in dogs or capromorelin for weight gain in dogs). In addition, while GALLIPRANT is used in the U.S. reflecting the fact that the FDA has reviewed the trade name, we refer to the product candidate outside of the U.S. as AT-001. We believe the naming conventions in pet therapeutics, while potentially cumbersome, are important from a regulatory perspective so that veterinarians know specifically what products are approved in what species, for what indications and in what geographies.

AT-001 (grapiprant)

AT-001 is a selective antagonist of the prostaglandin E2 (PGE 2) EP4 receptor (EP4 prostaglandin receptor antagonist, or EP4 PRA) that we in-licensed from RaQualia. EP4 is one of four G-protein coupled PGE 2 receptors (EP1, EP2, EP3 and EP4) located on the membrane of various cells in the mammalian body. The EP4 receptor predominantly mediates PGE 2-elicited pain. The specific effects of the binding of PGE 2 to the EP4 receptor include vasodilation, increased permeability, angiogenesis and production of pro-inflammatory mediators. The EP4 receptor mediates PGE 2-elicited sensitization of sensory neurons, and studies published in the Journal of Pharmacology and Experimental Therapeutics and in the British Journal of Pharmacology have demonstrated that EP4 is a major receptor in mediating pain associated with both rheumatoid arthritis and osteoarthritis and inflammation. AT-001 binds selectively to the EP4 receptor with high affinity thus blocking it from PGE 2-mediated pain and inflammation.

GALLIPRANT

During 2015, we received the target animal safety technical section complete letter, the technical section complete letter for CMC, and the technical section complete letter for effectiveness from the CVM for GALLIPRANT (grapiprant for dogs), an EP4 PRA to treat osteoarthritis pain and inflammation in dogs. The technical section complete letter for efficacy is based on results from a randomized, prospective, blinded, placebo-controlled multi-site pivotal study of 285 client-owned dogs evaluating the efficacy of Galliprant for dogs with osteoarthritis. The primary endpoint of the study was an owner assessment of success rate based on pre-determined improvements in the Pain Severity Score (PSS) and the Pain Interference Score (PIS) of the Canine Brief Pain Inventory on day 28. The study showed Galliprant met statistically significant (p<0.05) efficacy success criteria using the validated CBPI owner assessment tool as the primary endpoint. On Day 28, The CBPI success rate in dogs receiving Galliprant was 48 percent compared to 31 percent in dogs receiving placebo. Dogs receiving Galliprant showed statistically significant improvement in both pain severity scores and pain interference scores when compared to placebo over the 28-day period. The most common adverse reactions were emesis, diarrhea/soft stool and decreased appetite. There were no clinically relevant changes in blood chemistry. We finalized label negotiations, completed the other minor sections, and submitted an administrative NADA on January 25, 2016. Approval is anticipated on or before our ADUFA date on March 25, 2016, which if approved, is expected to enable us to commence commercialization of GALLIPRANT in the United States in the fall of 2016. Also, on February 17, 2016, we announced that we had filed a marketing authorization application for grapiprant for dogs with the EMA, and we anticipate regulatory approval in Europe as early as 2017.

AT-002 (capromorelin)

AT-002, which we also in-license from RaQualia, is currently being investigated for two separate potential indications in dogs, appetite stimulation and weight gain, and for one indication, management of weight loss, in cats. AT-002 is a potent and selective ghrelin agonist. Ghrelin is a 28-amino acid peptide hormone, also referred to as the hunger hormone, produced predominantly in the stomach. It is the endogenous ligand of the ghrelin receptor, also known as growth hormone secretagogue receptor (“GHS-R”). By activation of the ghrelin receptor, ghrelin stimulates appetite and growth hormone secretion, and also exhibits a role in regulation of gastrointestinal motility and energy balance. Ghrelin binds to specific receptors and affects signaling in the hypothalamus, interacting with other hormones to cause the feeling of hunger and stimulate food intake. In addition to its effects on appetite, ghrelin stimulates growth hormone secretion by activation of GHS-Rs in the pituitary. This effect acts to build lean body mass, which has been shown to result in increased strength in frail, elderly people. The appetite stimulation and GH-releasing activity of AT-002 has been demonstrated in laboratory cats and dogs where AT-002 treatment results in increased food intake and weight gain. Similarly, chronic oral dosing of AT-002 in a dog GLP toxicology study stimulated appetite, weight gain and caused increased plasma growth hormone levels.

ENTYCE

During 2015, we received the target animal safety technical section complete letter and the CMC technical section complete letter, and on February 23, 2016, we announced the receipt of the technical section complete letter for effectiveness from the CVM for ENTYCE for appetite stimulation in dogs. The technical section complete letter for effectiveness was based on results from a double-masked, randomized, placebo-controlled pivotal study of 244 dogs evaluating the efficacy of ENTYCE for dogs with various medical conditions that demonstrated reduced or no appetite for a minimum of two days. The primary endpoint of the study was an owner assessment of appetite using an “increased,” “no change” or “decreased” scoring system. The statistically significantly results (p=0.0078) of the owner assessment showed 68.6 percent of dogs had an increased appetite compared to 44.6 percent of the dogs receiving placebo. The secondary endpoints of the study showed ENTYCE successfully increased the owner appetite assessment questionnaire score (56.2 percent compared to 26.8 percent in placebo; p=0.0071) and increased body weight in dogs enrolled in the study (76.0 percent compared to 44.6 percent in placebo; p=0.0012). Mild adverse reactions were observed in the treatment and placebo groups including diarrhea and vomiting; hypersalivation, abdominal discomfort, flatulence and nausea was observed in a small number of dogs in the treatment group.

We anticipate submitting an administrative NADA by the end of March 2016, which if approved, is expected to enable us to commence commercialization of ENTYCE in the United States in late-2016 or shortly thereafter. We are continuing our interactions with European national agencies, and believe that our discussions will lead to the successful development of capromorelin outside the U.S. We believe that the first claim in dogs for Europe will be either acute appetite stimulation or a chronic use weight gain claim. We also intend to pursue capromorelin for weight gain in dogs in the U.S. as a label extension after approval of the appetite stimulation claim.

AT-003 (bupivacaine liposome injectable suspension)

AT-003, which we in-licensed from Pacira, is being investigated for post-operative pain in dogs and cats. The product was approved for use in humans as a local, post-operative analgesic by the FDA in October 2011 and is marketed by Pacira for use in controlling post-operative pain following various types of surgical procedures. AT-003 is a 1.3% bupivacaine liposome injectable suspension consisting of microscopic, spherical multivesicular liposomes, which is Pacira’s proprietary drug delivery system. Bupivacaine is released from the particles by mechanisms involving reorganization of the barrier lipid membranes and subsequent diffusion of the drug occurs over an extended period of time. The formulation has been shown to extend the duration of human post-operative analgesia from approximately six to eight hours, to as long as 72 hours in some instances, which can eliminate the need for follow-on post-operative administration of other pain drugs. Additionally, the slower uptake of the bupivacaine into the systemic circulation helps avoid high plasma concentration and presumably lowers the risk of systemic toxicity.

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

NOCITA

During 2015, we received the target animal safety technical section complete letter and on February 22, 2016, we announced the receipt of the technical section complete letter for effectiveness from the CVM for NOCITA for post-operative pain management in dogs undergoing knee surgery. The technical section complete letter for effectiveness was based on data from a multi-center, placebo-controlled, randomized and masked field study of 182 client-owned dogs undergoing cranial cruciate ligament stabilization surgery. Results from the study showed NOCITA met efficacy success criteria of no rescue analgesia required as assessed by trained observers using the Glasgow Composite Measure Pain Scale-Short Form. The primary endpoint for effectiveness was evaluated in the first 24 hours and showed NOCITA provided statistically significant (p=0.0322) success rates (68.8 percent) compared to placebo (36.5 percent). The secondary endpoint confirmed NOCITA demonstrated statistically significant success rates for dogs compared to placebo for the 24-48-hour interval (64.3 percent to 34.6 percent respectively; p=0.0402) and for the 48-72-hour interval (61.6 percent to 32.7 percent respectively; p=0.0432), supporting effective use of NOCITA for up to 72 hours of analgesia. Failures were carried forward to each subsequent interval. Adverse reactions in the study were infrequent and included discharge from the incision, incisional inflammation and vomiting.

During 2015, we received a response to our first CMC technical section submission and we re-submitted the CMC technical section in December 2015. We have an ADUFA date of June 7, 2016 for a response from the CVM on the CMC technical section. Accordingly, we anticipate submitting an administrative NADA in the summer of 2016, which if approved, is expected to enable us to commence commercialization of NOCITA in the United States in late-2016. We are continuing our interactions with European national agencies, and believe that our discussions will lead to the successful development of AT-003 for dogs outside the U.S.

AT-001, AT-002 and AT-003 for cats

We are also investigating the use of our lead molecules in cats, which would require separate development studies and separate regulatory approvals.

AT-001 for cats

We have completed three proof of concept studies in client-owned cats, including a recently completed placebo controlled pilot field study of 64 cats with degenerative joint disease to develop a study design, establish a dose regimen, and test various endpoints. Earlier studies and the most recent pilot field study indicate that while there is an efficacy signal for AT-001 for cats, further work is needed to establish an acceptable tolerability profile. We continue to conduct pilot studies to better understand the therapeutic window before deciding if and how we can proceed to a pivotal field effectiveness study.

AT-002 for cats

During the third quarter of 2015, we announced the results of a multi-site field pilot study of AT-002 in approximately 40 cats diagnosed with chronic kidney disease and documented weight loss. AT-002-treated cats had statistically significant increases in body weight compared to placebo after 90 days with differences beginning on day 30 and AT-002 was well tolerated. We believe that the results of this pilot study sufficiently inform us in designing and proceeding with the pivotal field effectiveness study which we anticipate commencing in 2016.

AT-003 for cats

During the third quarter of 2015, we announced the results of a placebo-controlled pilot field study of AT-003 for cats with postsurgical pain, which demonstrated improvements in pain evaluations compared to placebo that approached statistical significance. We believe that the results of this pilot study sufficiently inform us in designing and proceeding with the pivotal field effectiveness study which we anticipate commencing in 2016.

We also have additional programs that continue to advance through the CVM regulatory process, including AT-016 and AT-018.

AT-016 for dogs

AT-016 is an adipose-derived allogeneic stem cell product candidate for the potential treatment of osteoarthritis pain in dogs. We have an exclusive license agreement with VetStem for the rights to commercialize AT-016. AT-016 may provide long-term relief of pain and disability caused by osteoarthritis through regeneration of joint damage. AT-016 could provide immediately available point-of-care and does not require daily administration. If approved, we believe that AT-016 would be the first FDA-regulated “off the shelf” regenerative cell therapy for the treatment of osteoarthritis in dogs. In 2015, VetStem completed enrollment of a dose confirmation study for AT-016 of approximately 90 dogs with osteoarthritis and announced positive results, including that AT-016 demonstrated a statistically significant improvement in treatment versus placebo (p<0.05). VetStem received FDA feedback on the manufacturing methods section of CMC and first qualifying batch of drug product for use in clinical trials. If approved by the CVM, AT-016 could be commercially available in the United States in 2018.

AT-018 for dogs

We are developing AT-018 as an oral CRTH2 antagonist for the potential treatment of atopic dermatitis, focusing initially on developing the product candidate for dogs. This product candidate is in-licensed from Atopix following an option period. CRTH2 is a G protein-coupled receptor expressed selectively by key cells that mediate allergic responses, and it has been shown to play an important role in both allergic sensitization and effector responses to allergen. CRTH2 antagonists block mast cell-dependent activation of Th2 lymphocytes, basophils and eosinophils, interrupting an important immune pathway. We are currently conducting a multi-center, masked, placebo-controlled, randomized pilot field study in client-owned dogs and intend to close enrollment by the end of the first quarter 2016. We intend to initiate an additional pilot field study in 2016 in preparation to plan for the pivotal program.

Development Programs at the USDA

There are many parallels between the requirements to receive approvals for a veterinary pharmaceutical product candidate and certain veterinary biologics product candidates. The terminology differs but the three main components are the same: efficacy, manufacturing, and safety. USDA regulations are designed to ensure that veterinary biologics are pure, safe, potent and effective. The differences compared to pharmaceutical product regulations are based on the immunological nature of the mode of action of the product and the manufacturing process involving living organisms. In cases of emergencies, which means there is no approved product available, the USDA will issue a time-limited conditional license after the manufacturing and safety requirements have been substantially fulfilled and a reasonable expectation of efficacy has been established. The applicant has to continue the pivotal efficacy program and product testing validation. The conditional license can be extended if reasonable progress towards full licensure can be demonstrated.

A unique requirement for veterinary biologics in the United States is that manufacturers must hold a U.S. Veterinary Biologics Establishment License to produce licensed veterinary biologicals. An establishment license will only be issued if at least one biological product qualifies for a license. Applications for veterinary biologics establishments include articles of incorporation for the applicant, qualifications of veterinary biologics personnel for key employees, water quality statement, facility blueprints, plot plans, and legends. Products in our pipeline regulated by the USDA are:

BLONTRESS and TACTRESS

BLONTRESS is a caninized monoclonal antibody approved by the USDA Center for Veterinary Biologics (“CVB”), in January 2015 under a full license as an aid for the treatment of B-cell lymphoma in dogs.

TACTRESS is a caninized monoclonal antibody approved by the CVB in January 2016 under a full license as an aid for the treatment of T-cell lymphoma in dogs.

We believe the full licensures of BLONTRESS and TACTRESS represent the only two full licensures for a species-specific monoclonal antibody within the animal health industry. However, scientific studies suggest that BLONTRESS and TACTRESS are not as specific to the target as expected. In addition, we have been performing various clinical activities to gain further knowledge around the efficacy of BLONTRESS and TACTRESS and to better elucidate how these products work in combination with chemotherapy-based protocols, which is the current standard of care. With respect to TACTRESS, our analysis of the results from two randomized, placebo-controlled post-marketing studies (T-CHOMP and T-LAB) indicate that TACTRESS did not seem to be adding significant progression free survival. With respect to BLONTRESS, prior to March 2016, it had only been available in regulatory studies, investigator-initiated studies, the on-going Mini B-CHOMP study, and for limited compassionate use. Three small investigator-initiated studies have been reported that support use of BLONTRESS in combination with chemotherapy. The larger Mini B-CHOMP study will compare the effectiveness of two cycles of CHOP plus BLONTRESS against historical benchmarks for a standard of care CHOP protocol. We expect to report the results of Mini B-CHOMP in mid-2016.

We expect that some oncologists will continue to use TACTRESS in certain, limited settings. Feedback from oncology advisors and oncologists is that while median progression-free survival would have been important for broad use, there is interest to explore the product in individual dogs especially given the limited effective treatment options in canine T-cell lymphoma. With respect to BLONTRESS, our market research and interactions with veterinary oncologists indicate that high specificity, including binding and depletion, will likely be necessary to drive wide adoption of monoclonal antibody therapy given that canine B-cell lymphoma is generally chemotherapy sensitive. Given that there are not alternative monoclonal antibodies available to veterinarian oncologists, we intend to maintain product availability and build awareness of monoclonal antibody therapy with BLONTRESS and TACTRESS while we pursue second generation monoclonal antibodies and other product concepts in lymphoma.

AT-014 for dogs

In March 2014, we entered into an exclusive license agreement with Advaxis for a novel her2/neu-directed cancer immunotherapy for the treatment of canine osteosarcoma and other cancers. In July 2014, we submitted for a product license with the USDA for AT-014 and we are in ongoing communication with the USDA to agree on the data requirements in support of U.S. Veterinary Biological Licensure. In 2015, we received data from a clinical study in 18 client-owned dogs with osteosarcoma treated with AT-014. The median survival time (“MST”) of a historic control group was 316 days. The MST of the treatment group had not been reached with 80% of dogs (15 dogs) surpassing the MST of the control group (p<0.001) and 60% still alive. In March 2015, we received notice that the USDA accepted the data from this study to provide reasonable expectation of efficacy to support conditional licensure for AT-014. We have started the process to transfer manufacturing from Advaxis to a USDA-licensed contract manufacturer of our choice. We are planning on further safety studies for USDA licensure. We anticipate receipt of a conditional USDA license by the end of 2016.

Early Stage Pipeline, Exclusive Option Programs and De Novo Product Generation

We also have additional programs targeting indications such as lymphoma and other cancers in multiple species, canine allergy, feline calicivirus, feline herpesvirus, feline immunodeficiency virus and periodontal disease. We can provide no assurance, however, that regulatory approval of our product candidates will be obtained.

As part of our product selection and development effort, we enter into option agreements with human biopharmaceutical companies to access certain product candidates. These agreements are for a predetermined period of time and enable us to perform additional due diligence and further evaluate the product candidate prior to entering into a license. We negotiate the terms of the license at the time of the option agreement and those terms become effective only if we exercise the option. Using this strategy, we have the ability to perform due diligence on multiple molecules in the same therapeutic class. In addition to exploring external product candidates in our exclusive option program, we occasionally secure rights to additional product candidates in conjunction with licensing deals. We typically designate such external and internal product candidate opportunities with a letter from the Greek alphabet. We currently have three programs secured: AT-Epsilon for melanoma, AT-Zeta for hemangiosarcoma, and AT-Iota for periodontal disease in dogs.

We operate two development sites, one in San Diego, California and the other in Leuven, Belgium, where we are engaged in the identification of new product candidates. At our facility in San Diego, we are developing patent protected, species-specific, monoclonal antibodies against biological targets of known activity. From our internal efforts, we have two programs, AT-Eta and AT-Theta as monoclonal antibodies against undisclosed targets. At our Leuven facility, historically Okapi Sciences (and then Aratana NV) had also been engaged in pre-clinical discovery efforts and certain production animal research and development. However, during the third quarter of 2015, we reviewed certain operations of our wholly owned subsidiary, Aratana NV and as a result, we made the strategic decision to wind down pre-clinical discovery efforts being performed at Aratana NV and focus future efforts of Aratana NV on clinical assets, the development of core legacy programs, i.e. AT-001, AT-002 and AT-003 for EU approval, business development and monetization of production animal assets and know-how obtained in the acquisition of Okapi Sciences. To facilitate this reorganization, ViroVet BVBA (“ViroVet”), a variable interest entity, was formed and during the third quarter of 2015, we began to transition employees from Aratana NV to ViroVet. We plan to transition additional selected Aratana NV employees, assets and liabilities over the next six months to ViroVet to further pursue the research and development of production animal products. These employees are expected to focus on the advancement of production animal assets/know-how and the securing of additional funding for future operations.

Manufacturing and Supply Chain

We have no internal manufacturing capabilities for the active pharmaceutical ingredients (or “APIs”) and drug products regulated by the CVM. To ensure dependable and high quality supply of API and formulated products for our clinical studies, we have chosen to rely on Current Good Manufacturing Practices (“cGMP”) compliant contract manufacturers rather than devote capital and manpower toward developing or acquiring internal manufacturing facilities. We believe we have or will have sufficient supply of formulated drugs to conduct each of our currently contemplated studies.

We have identified contract manufacturers to provide commercial supplies of the APIs and formulated drugs for our lead pharmaceutical product candidates, other than NOCITA, for which we expect to obtain marketing approval. These contract manufacturers have established track records of quality product supply and significant experience with regulatory requirements of both CVM and EMA. We are currently transferring the manufacturing technology process for GALLIPRANT and ENTYCE and scale-up required for commercialization. We believe we have or will have sufficient supply of formulated drugs to meet our commercial forecast.

For NOCITA, Pacira is our exclusive supplier of AT-003 and, under our December 2012 supply agreement with Pacira, is responsible for supplying us with finished drug product in vials. We are responsible for the labeling, packaging and shipping of the product. We must submit rolling forecasts to Pacira, with a portion of each forecast constituting a binding commitment. The term of the supply agreement extends for as long as the license agreement with Pacira continues in force. The license agreement has a term of fifteen years, until December 5, 2027, after which we have the option to renew the term for an additional five years. Pacira may terminate the supply agreement if we fail to make an undisputed payment, if we breach a material provision of the agreement, or if Pacira ceases manufacture of the product. Pacira also has the unilateral right to change its manufacturing process for the product. In this case, if we cannot reach agreement on the terms of continued supply of AT-003 meeting current specifications and Pacira decides that it is no longer commercially reasonable to supply us with product meeting such specifications, then Pacira may terminate the supply agreement.

We manufacture our monoclonal antibody products at our USDA-licensed facility in San Diego, California. We perform all steps for production including cell line development, assay development, production in batch mode, fill and finish, release of products, and packaging. We believe our production capacity will provide modest but sufficient product quantities to meet the commercial supply requirements of BLONTRESS and TACTRESS and development effort for second generation products. As noted above, for AT-014, we have started the process to transfer manufacturing from Advaxis to a third party USDA-licensed contract manufacturer. We have the ability to expand the relationship with the contract manufacturer, subject to our needs and growth of current and/or future biological products.

Sales and Marketing

We intend to commercialize any approved products in the United States through a direct sales organization and to augment that sales organization with select national and regional distributors. Outside the United States, we intend to engage in strategic collaborations to commercialize any approved products. Additionally, we seek to collaborate with companies where we can commercialize their approved pet therapeutic products in the United States.

Our sales organization is designed to sell any approved products to our customers, the companion animal veterinarians, who will in turn sell our products to pet owners at a mark-up. We believe that our products will be used by both primary care veterinarians and specialty veterinarians. According to industry sources, approximately one-third of companion animal practice revenue comes from prescription drug sales, vaccinations and non-prescription medicines. In light of the veterinarian’s goal of improving the health of pets and the ability to generate revenue from the sale of therapeutic products, we believe veterinarians are motivated to prescribe innovative therapeutics that are safe, effective and supported by reliable clinical data and regulatory approval. Veterinarians diagnose the medical problem, prescribe the medication, and directly sell or assist the pet owner in acquiring the medication. In pet health the pet owner is typically the payer as third-party insurance covers less than 5% of United States pet owners. Because the payments are the responsibility of the pet owner, the pet owner tends to be more involved in the purchase decision and more price conscious than what is seen in human health.

Based on a recent survey that we conducted, key attributes of companies that veterinarians find important include: standing behind their products, providing products that improve the standard of care, providing products exclusively to veterinarians, developing game changing products that are approved by FDA, having a knowledgeable sales force and offering continuing education. We believe that if customers view us favorably when considering these attributes, we can benefit from the loyalty and trust of our customers.

There are roughly 66,000 companion animal veterinarians today and they practice primarily in urban and suburban areas. Approximately 45,000 veterinarians are found in private primary care practices. Approximately 10,000 veterinarians are in corporate primary care practices with another approximately 11,000 veterinarians in specialty hospitals. Specialty veterinarians have become boarded in one of 22 specialties such as internal medicine, oncology or dermatology. Our commercial approach involves identifying our likely customers and developing strategies to efficiently reach and service them.

To prepare for the expected commercial introduction of our products, we have begun pre-launch marketing activities. Our marketing team is working closely with our development team to identify the key differentiating features and benefits of our products. We have developed labeling, pet-friendly formulations and user-friendly packaging to meet the needs of veterinarians and pet owners. We have filed or registered trademarks for our lead products in the key pet health markets and we have conducted primary market research with key opinion leaders, veterinarians and pet owners to assist in the establishment of the optimal product positioning and pricing. We continue to prepare peer-reviewed journal articles and scientific presentations that are being delivered at veterinary conferences and that can potentially be used as key elements of our promotional materials upon commercial introduction.

Currently, we have approximately 15 employees in our commercial team consisting of a medical director, medical science liaisons, a sales director, a sales operations director, a marketing director, and marketing support, pharmacovigilance, customer service and other operations personnel. We expect to add approximately 24 sales representatives, additional operations, marketing and medical personnel in the second half of 2016 to coincide with the anticipated launch of our first primary care products. These sales representatives will generate awareness, gain trial, educate veterinary staff, merchandise the hospitals and support our distributor partners. We plan to assist veterinarians with communications they can use to educate their clients, and we also plan to develop on-demand communications on the various diseases our products and product candidates are designed to treat, and their associated conditions, that pet owners can access. For large corporate accounts, we intend to sell directly to those organizations and we intend to service these accounts with key account teams.

In addition to a direct sales organization in the United States, we believe that we can use distributors to expand our commercial reach in an efficient manner. National veterinary distributors cover approximately 90% of the companion animal veterinary hospitals. There are also a number of buying groups or group purchasing organizations in the animal health industry that have formed to gain volume-based pricing advantages. These organizations often work through a preferred distributor and these agreements are also set up on an annual contractual basis. We intend to strategically balance our direct sales organization with national and regional distributors in a manner that optimizes our commercial efforts and allows us to provide coverage to a more expansive group of veterinary practices while incrementally growing our direct sales organization.

The pet supplies market in the United States is approximately one-third of the global market as measured by Euromonitor International and Vetnosis data suggest that the US represents one-third of the global animal health market. The pet market in Europe is similar in size to North America, and Latin America, Asia and the rest-of-the world constitutes the final one-third. We are working to complete the clinical and regulatory work required to get several of our products approved in Europe, including AT-001, AT-002 and AT-003. However, rather than build a direct commercial organization outside of the United States, we are seeking to form a commercial collaboration arrangement with one of the global animal health companies who have commercial capabilities in Europe and other areas. We believe we will be able to identify a licensee that will pay us attractive upfront payments, milestone payments and royalties for commercial rights to our products. Our objective is to work with a licensee to create global brands for our products even if the primary marketing responsibility is split geographically. Also, once we have secured a collaboration, we plan to explore ways to potentially work together in the United States to ensure successful commercial launches since the potential collaborators that we are considering also have significant commercial presence in the United States. We hope to secure an outside-the-United States collaboration arrangement by mid-2016.

GALLIPRANT (grapiprant tablets)

GALLIPRANT is a small molecule EP4 prostaglandin receptor antagonist being developed to treat osteoarthritis pain and inflammation in dogs. See “Development Programs at the FDA-GALLIPRANT” for additional information.

Medical need

Osteoarthritis is the most common inflammatory joint disease in pets. The prevalence of osteoarthritis increases with age, usually occurring in dogs aged nine years or older, but it can occur even in young animals. According to industry sources, the number of pets diagnosed with arthritis has significantly increased over the past five years and an estimated 13% of all geriatric dogs, and 22% of geriatric large and giant breed dogs, are diagnosed with arthritis. We believe many dogs with arthritis remain undiagnosed and the incidence is approximately 20% in dogs. Osteoarthritis is a progressive disease that can first manifest itself with periodic signs of stiffness or lameness and can progress to where the pet is experiencing constant joint pain and stiffness. Osteoarthritis is diagnosed in animals by the veterinarian using clinical signs and radiographs. The disease is incurable, but treatment can improve the dog’s quality of life. Treatment includes a combination of rest, avoidance of overexertion, reduction in weight, proper exercise and a regimen of pain and anti-inflammatory drugs. In some cases, surgery to relieve the pain or correct deformities or instability might also be employed.

Currently available treatments and their limitations

Analgesic and anti-inflammatory drugs are often necessary to control pain in dogs with osteoarthritis. The currently approved products for control of the pain and inflammation associated with osteoarthritis in dogs are NSAIDs from the class of cyclooxygenase (“COX”) inhibitors. The arachidonic acid pathway constitutes the main mechanism for the production of pain and inflammation in osteoarthritis. This pathway also controls other important body functions such as kidney regulation, gastrointestinal mucosal protection, thrombosis and blood flow through the enzymatic synthesis of mediators in multiple steps along the pathway. Three COX isoenzymes have been identified—COX-1, COX-2 and COX-3. COX-2 initiates the biosynthesis of prostaglandin-I 2 or PGI 2 and prostaglandin-E 2 or PGE 2. PGI 2 affects gastrointestinal mucosa, kidney function and blood flow. PGE 2 also affects gastrointestinal mucosa and is a key mediator of pain and inflammation. The inhibition of COX enzymes to provide relief from pain and inflammation is the mode of action of NSAIDs. The first product approved for the control of pain and inflammation associated with dog osteoarthritis was Rimadyl (carprofen) in 1996. The introduction of this product created a product category around a previously unmet medical need and fundamentally changed the management of chronic pain in dogs. Rimadyl is a moderately selective inhibitor of COX-2 (Coxib) and has demonstrated selective inhibition of COX-2 versus COX-1 in dogs. While side effects in most dogs are generally mild and typical of the Coxib NSAID class, some dogs have an idiosyncratic sensitivity that results in hepatic and/or gastrointestinal toxicity and, in extreme cases, death. As a result, Coxib NSAID label language contains bolded warnings and specifies that baseline blood tests should be conducted, and pets should be periodically monitored using blood tests to check for any toxic effects.

Market opportunity

We believe there is a significant market opportunity for treatment of osteoarthritis in dogs. According to market research, 14.7 million dogs are diagnosed with osteoarthritis each year. Of those dogs, 9.7 million are being treated for the condition, and 2.4 million are treated with NSAIDs for more than 20 days, representing a $180 million market. According to market research, the total NSAID ex-manufacturer market in the United States is $357 million per year, $177 million of which represents treatment for acute pain and $180 million of which represents treatment for chronic pain.

We believe that GALLIPRANT will be used by veterinarians looking for alternatives to Coxib NSAIDs especially in dogs who do not tolerate Coxib NSAIDs or might otherwise be treated with nutritional supplements or alternative therapies. According to our market research, 94% of surveyed veterinarians stated that they were extremely likely or very likely to use GALLIPRANT assuming competitive pricing. In addition, veterinarians indicated a willingness to use GALLIPRANT in a variety of osteoarthritis disease states: severe (77%), moderate (65%) and mild (38%). A large majority of veterinarians surveyed indicated that they would adopt this product within the first year of it becoming available, and more than half of veterinarians said they would use GALLIPRANT earlier in the disease process versus the current marketed Coxib NSAIDs.

ENTYCE (capromorelin oral solution)

ENTYCE is a small molecule ghrelin agonist being developed for appetite stimulation in dogs. See “Development Programs at the FDA-ENTYCE” for additional information.

Medical need

The control of hunger and satiety involves a complex system in mammals. In many acute and chronic disease states, as well as with aging, lack of appetite is a problem and can fuel a downward spiral. Malnutrition and decreased muscle mass can result from inadequate food intake regardless of the underlying condition. In humans, doctors can rationalize with the patients the importance of maintaining nutrition despite the lack of natural appetite and there are medical therapeutics approved in humans to treat inappetence. Veterinarians and pet owners cannot successfully rationalize with pets about the importance of maintaining nutrition and there are no approved medical therapeutics to treat inappetence in pets. This can be a frustrating clinical situation for the veterinarian and pet owner and often contributes to the decision to euthanize a pet. In a recent survey of veterinarians 81% believed that stimulation of appetite and weight gain in dogs represented a significant unmet need. Fear, pain, stress, trauma, organic disease, dental disease, oral fractures and cancer are all possible causes of inappetence in pets. For example, in pets undergoing cancer treatment, the cancer therapy is commonly stopped when the pet loses appetite and body weight.

According to our market research, inappetence is seen in approximately 23% of dogs who receive chemotherapy, although in clinical studies we observe inappetence rates to be lower but still clinically meaningful. We believe that, if approved for such indications, ENTYCE could be an important potential medicine in managing inappetence and weight in dogs with cancer. As a second example, inappetence and weight loss commonly occurs in conjunction with chronic renal failure (“CRF”). Dietary therapy with a diet that is designed for dogs with renal insufficiency is recommended regardless of the severity of disease. Unfortunately, many of the therapeutic diets that are prescribed may be less palatable to pets than normal diets. We believe that, if approved, ENTYCE could be an important medicine in managing inappetence and weight loss that occurs in connection with CRF. Other possible uses include inappetence associated with liver disease, cardiac disease, pancreatitis and gastrointestinal disorders.

Currently available treatments and their limitations

The first goal of therapy for inappetence is to correct the underlying cause. Often veterinarians will begin treatment of inappetence by recommending a change to a highly palatable diet such as tuna for cats and chicken or beef for dogs. Depending on the severity of the condition, the animal may be supported with fluids and electrolytes until the diagnosis of the underlying condition is made and effective treatment is initiated where possible. Prolonged or severe inappetence may require hospitalization and feeding tube placement. There are no drugs approved for the treatment of inappetence in cats and dogs. Drug therapy to address inappetence has focused primarily on human drugs affecting the central nervous system control of feeding such as benzodiazepines, cyproheptadine and mirtazapine. However, these drugs are not approved for veterinary use, have limited effectiveness and are contraindicated for cats with hepatic lipidosis. We have seen veterinarians using Cerenia (maropitant), which is indicated for the control of vomiting to determine whether the dog is inappetent due to nausea. We believe a significant number of veterinarians are not prescribing these therapies due to their limited safety and efficacy.

Market opportunity

We believe there is a significant market opportunity for a therapeutic product that is safe and can effectively stimulate appetite in pets. According to market research, 9.8 million dogs in the United States are inappetent each year, and 4.1 million of such dogs are treated for the condition (2.3 million dogs are being treated for acute inappetence and 1.8 million dogs are being treated for chronic inappetence). The large majority of veterinarians (87%) surveyed stated that they are extremely likely or very likely to use ENTYCE in chronic conditions, which is 40 days of therapy per year. By contrast 63% of veterinarians said they would use the product in acute conditions, which is 4 days of therapy per year.

NOCITA (bupivacaine liposome injectable suspension)

NOCITA is being developed to potentially provide local post-operative analgesia for cranial cruciate ligament surgery in dogs. NOCITA is a long-acting local anesthetic designed to provide up to 72 hours of post-operative pain control. See “Development Programs at the FDA-NOCITA” for additional information.

Medical need

Veterinarians perform approximately 20 million dog surgeries each year. Approximately 50% of dog surgeries are spays and neuters, while other common surgeries include cruciate repairs, fracture repairs, and cancer surgery. There is no established protocol for the use of pain medications in these surgeries and pain management practices have traditionally been based on the veterinarian’s views on the level of pain associated with a specific surgical procedure and the perceived pain tolerance of the pets. Recently, as pet owners have begun requesting analgesia for their pets’ painful conditions, veterinarians have made advances in treating pain in pets. Furthermore, animal research demonstrates that pain can have a detrimental effect on healing, and pain experts in academia and specialty practices are advocating more use of local anesthesia for pain control.

Currently available treatments and their limitations

The most widely used drugs approved for treatment of post-operative pain are Coxib NSAIDs and opioids in dogs and Coxib NSAIDs and buprenorphine and butorphanol in cats. In surgeries associated with the most severe post-operative pain, opioids including fentanyl are commonly used. Fentanyl is a controlled narcotic drug, and pets are often kept in the hospital while receiving fentanyl. In our experience, the majority of fentanyl is dispensed as fentanyl patches, although such use in pets has not been approved. In 2012, Nexcyon received FDA approval for a transdermal fentanyl solution, and Elanco launched the product in 2013 under the tradename Recuvyra. Use has been limited due to a number of label requirements relating to human safety and application. We believe that there are unmet needs in pets undergoing these more painful surgeries, especially if effective and extended pain relief could be achieved with a non-narcotic medicine. The same group of NSAIDs approved to treat the pain and inflammation associated with osteoarthritis in dogs are used for post-operative pain. Some of these drugs can be given in the veterinary hospital as an injection, and then oral formulations are dispensed to the owner for a few days of treatment at home. Among the drugs used for post-operative pain, some have been approved by the CVM, while others are used off label. The most commonly used post-operative pain medication in dogs is Rimadyl, which has been approved by the CVM for this use. Coxib NSAIDs have demonstrated significant side effects that result in prescribed monitoring of dog health during their use. Consequently, we believe veterinarians would appreciate a drug for post-operative use that was effective, but also safe on the liver, gastrointestinal system and kidneys.

Market opportunity

We believe that there is a significant market opportunity for the treatment of post-operative pain in dogs. According to market research, approximately 20 million dogs in the United States undergo surgery per year and of such dogs, 5.8 million have very painful expensive surgeries for which we believe veterinarians may consider using NOCITA. In a survey of veterinarians, 76% responded that they believe that NOCITA offers a unique solution to post-operative pain and 39% said they would use the product for cranial cruciate ligament and fracture repairs. A significant number said they are also likely to use the product in amputations and other orthopedic surgeries. Due to the high price of treatment with NOCITA relative to generic opioids and Coxib NSAIDs, we anticipate that veterinarians will choose to use NOCITA in these more expensive and painful surgical procedures.

BLONTRESS (canine lymphoma monoclonal antibody, B-cell) and TACTRESS (canine lymphoma monoclonal antibody, T-cell)

TACTRESS is currently available to all veterinary oncologists. Feedback from our oncology advisors and oncologists is that while median progression-free survival would have been important for broad use, there is interest to explore the product in individual dogs especially given the limited effective treatment options in canine T-cell lymphoma. Hence, we expect that some oncologists will continue to use TACTRESS in certain, limited settings. We made BLONTRESS available in March 2016.

We believe the revenue and gross margin opportunity for the first generation monoclonal antibodies are very modest. However, given that there are not alternative monoclonal antibodies available to veterinary oncologists, we intend to maintain product availability and build awareness of lymphoma and monoclonal antibody therapy with BLONTRESS and TACTRESS while we pursue second generation monoclonal antibodies and other product concepts in lymphoma.

Competition

The development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and likely will continue to be, extensive research and substantial financial resources invested in the discovery and development of new animal health medicines. Our potential competitors include large animal health companies, such as Zoetis; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies, such as Nexvet, Jaguar Animal Health, Parnell Pharmaceuticals, VetDC and Kindred Bio that are developing products for use in the pet therapeutics market.

If approved, we expect GALLIPRANT will face competition from Rimadyl, marketed by Zoetis, and generic Carprofen, Deramaxx, marketed by Elanco, Previcox, marketed by Merial, Metacam, marketed by Boehringer Ingelheim, and generic Meloxicam. Nexvet is developing a monoclonal antibody for osteoarthritis pain. Parnell is developing Zydax, an injectable product for osteoarthritis, a direct competitor for GALLIPRANT.  ENTYCE is entering a new market where there are not products approved for veterinary use to stimulate appetite. However, we are aware that some veterinarians utilize mirtazapine, a human generic antidepressant with known side effects and limited effectiveness, to treat inappetence. We expect NOCITA will compete primarily with the Coxibs and injectable buprenorphine and anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. Recuvyra fentanyl transdermal solution received approval in the United States and Europe for control of postoperative pain from surgical procedures in dogs. We are also unaware of any approved products for the treatment of lymphoma in dogs, although we are aware of a number of biotechnology companies such as Nexvet, Karyopharm and VetDC that are developing products for the treatment of lymphoma in dogs, including some that have received Minor-Use-Minor-Species (“MUMS”) designation. We expect that BLONTRESS and TACTRESS will face competition from human generic chemotherapies, although we are unaware of any companies that are actively promoting this use. Among the larger animal health companies, Merial recently received USDA conditional licensure for a lymphoma vaccine based on technology similar to their melanoma vaccine. We know of no direct competitor for AT-014 in osteosarcoma.

We are an emerging company with a limited history of operations and many of our competitors have substantially more resources than we do, including both financial and technical resources. In addition, many of our competitors have more experience than we have in the development, manufacture, regulation and worldwide commercialization of animal health medicines. We are also competing with academic institutions, governmental agencies and private organizations that are conducting research in the field of animal health medicines.

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

Exclusive License Agreements with RaQualia

In December 2010, we entered into two agreements with RaQualia pursuant to which we exclusively licensed intellectual property rights relating to AT-001 and AT-002 in the animal health field. Pursuant to these agreements we obtained the rights to certain patents in the United States and other jurisdictions. The patents relating to AT-001 include composition of matter claims as well as claims to methods of use of AT-001. The patent rights relating to the use of AT-001 further include methods of preparing the compounds of interest and salts, polymorphs and intermediates thereof, as well as certain combination therapies. Additionally, we licensed from RaQualia additional patent rights relating to AT-002 that include composition of matter claims as well as claims to methods of use of AT-002. Under these agreements, we were granted exclusive, worldwide licenses to develop, manufacture and commercialize AT-001 and AT-002 in the field of animal health, except that we cannot develop, manufacture or commercialize injectable AT-001 products in Japan, South Korea, China or Taiwan. We have the right to grant sublicenses to third parties under these agreements. Under our agreement with RaQualia, we are responsible for using commercially reasonable efforts to develop and commercialize AT-001 and AT-002. The patent that we believe covers the crystalline form of the AT-001 compound to be marketed expires on February 21, 2027 and is expected to be eligible for a patent term extension of 2.5 to 3 years to 2029-2030.  There is also a patent on methods of producing the AT-002 compound which expires on February 1, 2020 with potential term extension of about 2.5 years to 2022 or early 2023. Each of these potential patent term extensions are dependent on certain FDA approval dates of commercial use of the corresponding product. The patents and applications licensed under these agreements are expected to expire between 2016 and 2034.

We are responsible for contingent milestone payments upon achievement of development and regulatory milestones and royalties on net sales of licensed products, subject to certain potential offsets and deductions, under each of the AT-001 and AT-002 agreements, and the royalty percentage is in the mid-single digits. We must also pay to RaQualia a portion of royalties we receive from any sublicensees, subject to a minimum royalty on net sales by such sublicensees. Our royalty obligations apply on a country-by-country and licensed product-by-licensed product basis, and end upon the expiration or abandonment of all patents with valid claims covering a licensed product in a given country.

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

Exclusive License Agreement with Pacira

In December 2012, we entered into an exclusive license agreement and related exclusive supply agreement with Pacira Pharmaceuticals, Inc., or Pacira. Under the license agreement, we were granted an exclusive, worldwide license to develop and commercialize, but not to manufacture, AT-003 in the veterinary field. Pursuant to this agreement we obtained the rights to certain patent rights relating to AT-003 including composition of matter claims and methods of use thereof. The patents and applications relating to AT-003 are expected to expire between 2015 and 2031.

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

We paid Pacira an upfront fee and are responsible for contingent milestone payments upon the achievement of certain development and commercial milestones and for royalties on net sales of AT-003 by us and our affiliates, with a tiered royalty percentage in the low- to mid-20s. We must pay Pacira a royalty on net sales of AT-003 by us and our affiliates, subject to certain reductions. We must also pay to Pacira a percentage of all payments we receive from any sublicensee, subject to certain offsets, and under certain circumstances, share a portion of Pacira’s royalty payment obligations to its third-party licensors. We are responsible for meeting minimum annual revenue requirements for AT-003 beginning the fifth year after the first commercial sale of AT-003. If we fail to meet these requirements, either we or Pacira may terminate the license agreement.

The term of the license agreement extends for 15 years, until December 5, 2027, after which we have the option to renew the term for an additional five years. Pacira may terminate the agreement in its entirety if we fail to pay any amount due within a specified time period, or on a country-by-country basis if we fail to achieve certain regulatory, clinical and commercial milestones within certain timeframes. We may terminate the agreement on a country-by-country basis either upon the entry of a generic competitor, or at will outside the United States or the European Union. Either we or Pacira may terminate the agreement if the other party materially breaches or files for bankruptcy and fails to cure such breach within a specified time period, or if we do not pay the minimum annual revenue requirements referenced above. The agreement automatically terminates if Pacira terminates the related supply agreement and if certain circumstances involving a U.S. sublicensee occur and we do not meet certain financial obligations to Pacira.

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

Our current product candidates are animal pharmaceuticals regulated by the CVM and animal biologics regulated by the USDA. Manufacturers of animal health pharmaceuticals, including us, must show their products to be safe, effective and produced by a consistent method of manufacture. The CVM’s basis for approving a drug application is documented in a Freedom of Information Summary. We will be required to conduct post-approval monitoring of FDA- and EMA-approved pharmaceutical products and to submit reports of product quality defects, adverse events or unexpected results to the CVM’s Surveillance and Compliance group.

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

Chemistry, Manufacturing and Controls. To assure that the product can be manufactured consistently, regulatory agencies will require us to provide documentation of the process by which the API is made and the controls applicable to that process that assure the API and the formulation of the final commercial product meet certain criteria, including purity and stability. After a product is approved, we will be required to communicate with the regulatory bodies any changes in the procedures or manufacturing site. For FDA and EMA approvals, both pharmaceutical API and commercial formulations are required to be manufactured at facilities that practice cGMP.

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

Regulatory Process at the FDA

To begin the development process for our products in the United States, we establish an INAD, file with the CVM. We then hold a pre-development meeting with the CVM to reach a general agreement on the plans for providing the data necessary to fulfill requirements for an NADA. During development, we submit pivotal protocols to the CVM for review and concurrence prior to conducting the required studies. We gather and submit data on manufacturing, safety and effectiveness to the CVM for review, and this review is conducted according to timelines specified in the ADUFA. Once all data have been submitted and reviewed for each technical section – safety, effectiveness and CMC – the CVM issues us a technical section complete letter as each section review is completed, and when the three letters have been issued, we compile a draft of the Freedom of Information Summary, the proposed labeling, and all other relevant information, and submit these as an administrative NADA for CVM review. Generally, if there are no deficiencies in the submission, the NADA is issued within 60 days after submission of the administrative NADA. After approval, we will be required to collect reports of adverse events and submit them on a regular basis to the CVM.

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

Requirements for Approval of Certain Veterinary Biologics for Pets

There are many parallels between the requirements to receive approvals for a veterinary pharmaceutical product candidates and certain veterinary biologics product candidates. The terminology differs but the three main components are the same: efficacy, manufacturing, and safety. USDA regulations are designed to ensure that veterinary biologics are pure, safe, potent and effective. The differences compared to pharmaceutical product regulations are based on the immunological nature of the mode of action of the product and the manufacturing process involving living organisms.

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

Other information. This includes labels or label sketches.

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

There are three different procedures to receive a marketing authorization (regulatory approval) in Europe, the decentralized procedure (“DCP”), the mutual recognition procedure (“MRP”), and the centralized procedure (“CP”). The centralized procedure is mandatory for certain products and technologies, for example biopharmaceuticals, gene therapy products, somatic cell therapeutic products or certain therapeutic areas, for example oncology or neurodegenerative disorders. Otherwise the sponsor can opt between CP and DCP.

An application for CP is submitted to the European Medicines Agency (“EMA”) which coordinates the scientific evaluation. To perform these evaluations the EMA established a specific scientific committee, the CVMP. The CVMP evaluates whether or not the medicines meet the necessary quality, safety and efficacy requirements. Assessments conducted by the CVMP are based on scientific criteria and are intended to ensure that pet therapeutics reaching the marketplace have a positive benefit-risk balance in favor of the pet population they are intended for. Based on the CVMP’s recommendation, a centralized marketing authorization is granted by the European Commission, which allows the product to be marketed in any of the EU states. The CVMP is also responsible for various post-authorization and maintenance activities, including the assessment of modifications or extensions to an existing marketing authorization.

To obtain authorization from the EMA through CP, we must submit a marketing authorization application called a dossier, which consists of four parts. Part 1 includes administrative information, part 2 quality documentation, part 3 safety documentation, and part 4 efficacy documentation. For any dossier, a rapporteur and co-rapporteur are appointed from the members of the CVMP. Their role is to lead the scientific evaluation and prepare the assessment report. The rapporteur can utilize experts to assist it in performing its assessment. The entire regulatory assessment period is limited to 210 days, which is divided in three periods. After an initial review period of 120 days the sponsor receives a list of questions and the clock is stopped. With the submission on the response the clock starts again and after a 60-days review period the CVMP discusses a draft opinion and the clock is stopped. If felt necessary, an oral explanation is offered. In the last 30 days of the review period the CVMP finalizes the opinion and the assessment report.

A DCP can be used for products that have not been approved in any of the EU member states and do not fall under mandatory CP. The sponsor selects one Reference Member State (“RMS”) and one or more Concerned Member States (“CMS”). The RMS leads the scientific evaluation and with the input from CMS issues the initial and final assessment report. The regulatory assessment period is similar to the CP and divided into two periods of 120 and 90 days, respectively. The procedure ends with a consensus decision and leads to products approval in the RMS and CMS.

The MRP must be used for products that have been approved in at least one EU member state either by national procedure or DCP. The MRP uses an existing and if needed updated assessment report to extend marketing authorizations to more EU member states

Segment and Geographic Information

We operate in one business segment and have operations in the United States and Belgium. See our consolidated financial statements for further information regarding our segment, including revenues and loss from operations. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for total assets, and geographic information including revenues and long-lived assets.

Employees

As of December 31, 2015, we had a total of 57 employees, including 55 full-time employees.

As of March 10, 2016, we have a total of 58 employees, including 56 full-time employees. We have a total of 20 employees with D.V.M., V.M.D., M.D. or Ph.D. degrees. Within our workforce, 23 employees are engaged in research and development and 35 in business development, marketing and sales, finance, legal, human resources, facilities, information technology and general management and administration.

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

Executive Officers of the Registrant

The executive officers of Aratana Therapeutics, Inc. as of March 10, 2016, are as follows:

Steven St. Peter, M.D., age 49, is one of our founders and has served as our President and Chief Executive Officer since September 2012. He has been a member of our Board of Directors since December 2010 and served as the Chairman of our Board of Directors from December 2010 to September 2012. Dr. St. Peter was a Managing Director of MPM Asset Management LLC from January 2004 to May 2012, where he focused his investments on both venture and buyout transactions across the pharmaceuticals and medical technology industries. He has previous investment experience from Apax Partners and The Carlyle Group, two private equity firms. Dr. St. Peter was previously an Assistant Clinical Professor of medicine at Columbia University. He received his M.D. from Washington University and completed his residency and fellowship at the Hospital of the University of Pennsylvania. Prior to his medical training, he was an investment banker at Merrill Lynch. Dr. St. Peter also holds an M.B.A. from the Wharton School of Business at the University of Pennsylvania and a B.A. in Chemistry from the University of Kansas. Dr. St. Peter has served as a director of PharmAthene, Inc., a publicly-traded biodefense company, since August 2007 and is currently a member of its governance and nominating committee. Dr. St. Peter has also served as a member of the Board of Directors of the Kansas City Area Life Sciences Institute since March 2014 and as a member of the Board of Directors of the Greater Kansas City Foundation since November 2015. Dr. St. Peter’s previous board experience includes MPM Acquisition Corp., Proteon Therapeutics, Inc., Rhythm Pharmaceuticals, Inc. and Syndax Pharmaceuticals, Inc. As noted above, Dr. St. Peter is a member of our Board of Directors and as such, we believe Dr. St. Peter is qualified to serve on our Board because of his diverse background as a venture capital investor, investment banker, physician and director of several healthcare companies, which brings a unique perspective to our Board.

Ernst Heinen, D.V.M., Ph.D., age 53, has served as our Chief Development Officer since March 5, 2014. In addition, he served as our Head of Drug Evaluation and Development from June 2012 until March 5, 2014. From 1990 to 2012, Dr. Heinen held positions of increasing responsibility at Bayer Animal Health, the animal health division of Bayer AG, where he ultimately served as Vice President of Research & Development and Veterinary Technical Services, Pets. Dr. Heinen currently serves on the Kansas State University Olathe Advisory Board and previously served on the boards of the Kansas City Area Development Council and the Center for Animal Health Innovation, and he is the author of dozens of scientific articles and presentations focused on the animal health industry. Dr. Heinen received a veterinary degree and a D.V.M. in veterinary microbiology from the Justus-Liebig-University of Giessen Veterinary School in Giessen, Germany, and is a certified specialist in veterinary microbiology.

Linda Rhodes, V.M.D., Ph.D., age 66, has served as our Chief Scientific Officer since September 2012. She served as a member of our Board of Directors from February 2011 to March 5, 2014. In addition, she served as our Chief Executive Officer from February 2011 to September 2012. In 2001, Dr. Rhodes was a founding partner of AlcheraBio LLC, an animal health consulting and contract research firm, which was acquired in October 2008 by Argenta, a New Zealand animal health formulations and contract manufacturing organization, and she served as its Vice President of Clinical Development from February 2008 to February 2011. She is an Adjunct Professor for the Graduate School of Animal Science at Rutgers University and is a member of the Board of Directors of the Alliance for Contraception in Cats and Dogs, a non-profit organization. She also serves as a member of the Scientific Advisory Board of the Found Animals Foundation. She has been a member of the Board of Directors of ImmuCell Corporation, a publicly-traded animal health company, since 2005, and is currently the chair of its compensation committee. From 1998 to 2001, she was a director of production animal development projects and new technology assessment at Merial Ltd., an animal health company. Prior to that role, she held various research positions at Merck Research Laboratories and Sterling Winthrop Drug Company. She has held several teaching positions and worked as a bovine veterinarian in private practice. She earned her Ph.D. in Physiology/Immunology from Cornell University and her V.M.D. from the University of Pennsylvania School of Veterinary Medicine, graduating summa cum laude. She also holds a Bachelor of Arts degree from Sarah Lawrence College.

Julia A. Stephanus, age 57, has served as our Chief Commercial Officer since January 2013. From September 2010 through December 2012, Ms. Stephanus was director of the global pet franchise for Ceva Animal Health, where she oversaw the commercial development of new products as well as global marketing for strategic pet products. In 2006, Ms. Stephanus founded Summit VetPharm, the developer of Vectra, a pet parasiticide product line, and served as its President and Chief Executive Officer until it was acquired by Ceva Animal Health in August 2010. Prior to founding Summit VetPharm, Ms. Stephanus worked in various sales and marketing positions for Pfizer Inc. and its legacy companies, where she had the commercial responsibility for, among other things, the development and global launch of two highly-profitable pet products: Rimadyl, the first NSAID approved for osteoarthritis in dogs, and Revolution, the first topical endectocide for heartworm and fleas in cats and dogs. Ms. Stephanus has been a board member of BioKansas, a not-for-profit bioscience advocacy organization, since November 2015. She received a B.A. from Indiana University and has attended executive education programs at Harvard, Columbia and the Wharton School of Business at the University of Pennsylvania.

Craig A. Tooman, age 50, has served as our Chief Financial Officer since November 2013 and our Treasurer since January 2014. He was a member of our Board of Directors from April 2012 to November 2013, before accepting the CFO role. Mr. Tooman previously served as the Chief Executive Officer of Avanzar Medical, Inc., a privately-held company focused on commercial oncology opportunities, from February 2012 until November 2014. Mr. Tooman was also the founder and principal of Stockbourne LLC, a firm that provides strategic business and financial advisory services, a position he held from January 2011 to November 2013. From July 2010 to January 2011, Mr. Tooman was the Senior Vice President of Finance and Chief Financial Officer of Ikaria Inc., a biotherapeutics company. From January 2005 to July 2010, Mr. Tooman was the Executive Vice President of Finance and Chief Financial Officer at Enzon Pharmaceuticals, a biopharmaceutical company. Prior to that, Mr. Tooman was the Senior Vice President of Strategic Planning and Corporate Communications at ILEX Oncology, Inc. and the Vice President of Investor Relations at Pharmacia Corporation. Mr. Tooman previously served on the Board of Directors of Insite Vision Incorporated, a publicly-traded ophthalmological company, from September 2011 to November 2015. He has a B.A. in Economics from Kalamazoo College and M.B.A. in Finance from the University of Chicago.

Non-Employee Directors

The non-employee directors of Aratana Therapeutics, Inc. as of March 10, 2016 are as follows:

Wendy L. Yarno, age 61, has been a member of our Board of Directors since October 2013 and currently serves as the Chairperson of the Board. Ms. Yarno retired in September 2008 from Merck & Co., Inc. following a 26-year career there in commercial and human resource positions of increasing seniority, most recently Chief Marketing Officer before she retired. In that role, Ms. Yarno led a global organization charged with all aspects of supporting pre-and post-launch commercialization of pharmaceuticals in more than 20 therapeutic areas. Prior to this role, she served as General Manager, Cardiovascular/Metabolic U.S. Business Unit, where she had P&L responsibility for Merck’s largest therapeutic area, and as Senior Vice President, Human Resources. From September 2010 through September 2011, Ms. Yarno was the Chief Marketing Officer of HemoShear LLC, a biotechnology research company and leading developer of human cell-based surrogate systems for discovery and assessment of new drug compounds. Ms. Yarno has served as a Director and member of the governance and nominating committee and compensation committee of St. Jude Medical, Inc., a Fortune 500 medical device company, since 2002 and has served as a Director of Medivation, Inc., a publicly-traded biopharmaceutical company, since 2013 and is currently a member of its governance and nominating committee and audit committee and chair of its compensation committee. Ms. Yarno also served as a Director and member of the compensation committee of Durata Therapeutics, Inc., a publicly-traded pharmaceutical company, from August 2014 until November 2014 when Durata was acquired by Actavis plc. Ms. Yarno received a B.S. in Business Administration from Portland State University and an M.B.A from Temple University. We believe Ms. Yarno is qualified to serve on our Board based on her extensive experience in commercialization of pharmaceutical products and in human resource management in the pharmaceutical industry.

Laura A. Brege, age 58, has been a member of our Board of Directors since February 2014. In September 2015, Ms. Brege became managing director of Cervantes Life Sciences Partners, LLC, a healthcare advisory and consulting company. She also served as President and Chief Executive Officer of Nodality, Inc., a privately-held life sciences company, from September 2012 to July 2015. Prior to joining Nodality, from January 2011 to January 2012, Ms. Brege was the Executive Vice President, Corporate Affairs of Onyx Pharmaceuticals, Inc. From October 2007 to January 2011, she was the Chief Operating Officer, and from June 2006 to October 2007, she was the Executive Vice President and Chief Business Officer of Onyx Pharmaceuticals. From 1999 to 2006, Ms. Brege was a General Partner at Red Rock Capital Management, a venture capital firm. Previously, Ms. Brege served as Chief Financial Officer at companies such as COR Therapeutics, Inc., a biotechnology company, and Flextronics, Inc., a supply-chain solutions company. Ms. Brege currently also serves on the Board of Directors of publicly-traded Acadia Pharmaceuticals, Inc., Dynavax Technologies Corporation, Pacira Pharmaceuticals, Inc. and Portola Pharmaceuticals, Inc. Ms. Brege has served as a Director of Acadia since May 2008 and is currently a member of its audit committee and has served as a Director and chair of the audit committee of Dynavax since February 2015. Ms. Brege has served as a Director of Pacira since June 2011 and is currently the chair of its audit committee and a member of its nominating and governance committee and has served as a Director and member of the audit committee of Portola since January 2015. Ms. Brege previously served as a member of the Board of Directors of publicly-traded Angiotech Pharmaceuticals, Inc. from 2007 to 2011 and Delcath Systems, Inc. from 2012 to December 2014. Ms. Brege earned her undergraduate degrees from Ohio University and has an M.B.A. from the University of Chicago. We believe Ms. Brege is qualified to serve on our Board based on her strong background in finance and her extensive executive leadership experience in the life sciences and biotechnology industries, including her service as a public company director and in various executive officer roles.

David L. Brinkley, age 58, has been a member of our Board of Directors since March 2014. Mr. Brinkley worked for Theravance, Inc., a publicly-traded biopharmaceutical company, from 2000 to 2013, most recently as the Head of Business Development from November 2008 to July 2013. Mr. Brinkley had previously served as Senior Vice President, Commercial Development at Theravance from September 2000 through December 2007, when he left to start a consulting practice. From 1996 to 2000 he served as Worldwide Team Leader for Viagra at Pfizer Inc., leading the team that had full responsibility for the global launch and marketing of Viagra. Mr. Brinkley joined Pfizer in 1995 through its acquisition of SmithKline Beecham’s Animal Health operations and was Director of New Product Planning before leading the Viagra launch team. Mr. Brinkley held various management positions with SmithKline Animal Health from 1983 to 1995. Mr. Brinkley previously served on the Board of Directors of Ziarco Pharma Ltd., a privately-held pharmaceutical company. Mr. Brinkley holds an M.A. with honors in International Economics from the School of Advanced International Studies of the Johns Hopkins University and a B.A. in International Relations from Kent State University, where he graduated with University Honors. We believe Mr. Brinkley is qualified to serve on our Board due to his extensive leadership experience in the biopharmaceutical industry, including his roles at Theravance and Pfizer.

Robert “Rip” Gerber, age 53, has been a member of our Board of Directors since October 2012. Since January 2015, Mr. Gerber has served as an executive at Vlocity, Inc., a software company, including as Chief Marketing Officer and Head of Alliances since June 2015. From July 2009 to January 2015, he served as the President and Chief Executive Officer of Locaid Technologies, Inc., a telecommunications software company. From June 2006 to June 2009, Mr. Gerber served as a member of the advisory board of SignalDemand Inc., a private firm focused on producing margin optimization software. From May 2004 to May 2006, Mr. Gerber served as Chief Marketing Officer and Senior Vice President of Intellisync Corporation, a public company and provider of data synchronization software to consumer mobile devices. Prior to that role, he served as Senior Vice President at Carlson Companies, Inc., one of the largest family-held corporations in the United States. Mr. Gerber was also on the founding executive team of Commtouch Software, Inc., where, as Chief Marketing Officer, he was a lead executive in taking the Company public in 1999. Earlier in his career, Mr. Gerber was a consultant for Deloitte & Touche LLP, a public accounting firm. Mr. Gerber serves on the Board of Directors of LocationSmart, a privately-held location software company and on the board of trustees of Drew School, a private high school located in San Francisco. He holds an M.B.A. from Harvard Business School and a B.S. in Chemical Engineering from the University of Virginia. We believe Mr. Gerber is qualified to serve on our Board because of his experience as an entrepreneur and his extensive background in operational, marketing and strategic planning.

Irvine “Irv” O. Hockaday, Esq., age 79, has been a member of our Board of Directors since August 2014. Mr. Hockaday is the retired President and Chief Executive Officer of Hallmark Cards, Inc. Prior to joining Hallmark in 1983, Mr. Hockaday served as President and Chief Executive Officer of Kansas City Southern Industries, Inc. He was a member of the Hallmark Board of Directors from 1978 through 2001. Mr. Hockaday has been on the Board of Directors of the Estee Lauder Companies, Inc. since 2001 and is currently lead Director and chair of its audit committee. Mr. Hockaday is a former Director or Lead Director of Crown Media Holdings, Inc., Dow Jones & Company, Inc., Ford Motor Company and Sprint Nextel Corporation. He currently holds various civic positions including trustee of the Hall Family Foundation and board member of Kansas City Area Life Sciences Institute and has previously served as chairman of the board of the Tenth District Federal Reserve Bank. He graduated with an A.B. in English from Princeton University in 1958 and from the University of Michigan Law School with a J.D. in 1961. We believe Mr. Hockaday is qualified to serve on our Board due to his extensive experience as a Chief Executive Officer and board member of public companies.

Merilee Raines, age 60, has been a member of our Board of Directors since February 2014. Ms. Raines served as Chief Financial Officer of IDEXX Laboratories, Inc., a publicly-traded company providing diagnostic and IT products and services primarily to the companion animal health market, from October 2003 until her retirement in May 2013. Ms. Raines also served as Executive Vice President of IDEXX Laboratories from July 2012 to May 2013, and as Corporate Vice President, Finance of IDEXX Laboratories from May 1995 to July 2012. Ms. Raines has served as a Director of Watts Water Technologies, Inc., a publicly-traded manufacturer of products and systems focused on control, conservation and quality of water, since 2011, and is currently a member of its nominating and corporate governance committee and chair of its audit committee. Ms. Raines has also served as a Director of Affymetrix, Inc., a publicly-traded provider of life sciences products and molecular diagnostic products, since January 2015, and is currently a member of its audit committee. Ms. Raines earned a bachelor’s degree in mathematics from Bowdoin College and an M.B.A. from the University of Chicago. We believe Ms. Raines is qualified to serve on our Board based on her experience as an executive of a public company in the animal health industry and her extensive financial expertise, including her role as Chief Financial Officer of IDEXX Laboratories and her service on the audit committees of Watts Water Technologies and Affymetrix.

Robert P. Roche, age 60, has been a member of our Board of Directors since June 2014. Mr. Roche is the founding member of Robert Roche Associates, LLC, a consulting firm providing guidance to the pharmaceutical and healthcare industries. Mr. Roche created this firm upon his retirement from Cephalon, Inc., a biopharmaceutical company, in February 2010. Mr. Roche joined Cephalon in January 1995 as the Vice President of Sales and Marketing and was named Executive Vice President, Worldwide Pharmaceutical Operations of Cephalon in 2005. Before joining Cephalon, Mr. Roche served as Director and Vice President, Worldwide Strategic Product Development, for SmithKline Beecham’s central nervous system and gastrointestinal products business. Mr. Roche also was Managing Director of SmithKline’s pharmaceutical operations in the Philippines. Prior to that, he held senior marketing positions in Canada and Spain and had product planning responsibilities for SmithKline in Latin America. Mr. Roche began his pharmaceutical career in 1982 with SmithKline as a U.S. pharmaceutical sales representative. Mr. Roche has served as a Director of Antares Pharma, Inc., a publicly-traded specialty pharmaceutical company, since July 2013 and is currently a member of its governance and nominating committee and audit committee. Mr. Roche is also a director of Paragon Bioservices, Inc., a privately-held contract development and manufacturing organization. He formerly served as a Director of LifeCell Corp. until its acquisition in 2008, EKR Therapeutics until its acquisition in 2012, NuPathe Inc. until its acquisition in February 2014 and Civitas Therapeutics until its acquisition in November 2014. He also serves on the boards of Bryn Mawr Hospital and Westtown School. Mr. Roche earned his B.A. from Colgate University and his M.B.A. from The Wharton School at the University of Pennsylvania. We believe Mr. Roche is qualified to serve on our Board due to his executive and board leadership experience in the global pharmaceutical industry and his extensive commercial operations and product launch background.

John Vander Vort, Esq., age 51, has been a member of our Board of Directors since September 2012. Mr. Vander Vort is currently a Managing Director at Pilot House Associates, LLC, a family investment office based in Boston which he joined in September 2014. Prior to this role, Mr. Vander Vort was a Managing Director and the Chief Operating Officer of Charlesbank Capital Partners, a

private equity firm. Mr. Vander Vort joined Charlesbank in September 2013 from MPM Asset Management LLC, a venture capital firm, where he served as a Managing Director, the Chief Operating Officer and the Chief Compliance Officer since May 2005, and he served on the Board of Directors of MPM Acquisition Corp., a public shell company, from February 2008 to November 2010. Prior to joining MPM Asset Management, from May 2003 until May 2005, he worked as Portfolio Manager for DuPont Capital Management. Prior to that, he was a General Partner and co-founder of BlueStream Ventures, a venture capital firm. Previously, he was a Managing Director at Dain Rauscher Wessels (now the Royal Bank of Canada), where he was the head of the West Coast networking and communications investment banking group and served as an advisor to leading venture-backed technology companies. Mr. Vander Vort began his career as a corporate transaction attorney in the San Francisco office of Cooley Godward, where he represented venture capital firms and venture-backed companies. Mr. Vander Vort earned his B.A. from Amherst College and his J.D. from The University of Chicago Law School. We believe Mr. Vander Vort is qualified to serve on our Board because of his background in venture capital, significant legal experience and business acumen.

Item 1A.  Risk Factors

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

We are a development-stage biopharmaceutical company in the pet therapeutics industry transitioning into a commercial enterprise, with a limited operating history. Biopharmaceutical product development in the pet therapeutics industry is a highly speculative undertaking and involves a substantial degree of risk. We currently have a product pipeline with multiple products under development including two biologics, BLONTRESS and TACTRESS, for which we received full licenses from the USDA, but for which we do not expect to receive significant revenues. We expect to receive FDA approval for, product candidates GALLIPRANT, ENTYCE and NOCITA in 2016 and subsequently to commence commercialization.

We are not profitable and have incurred losses in each year since our inception in December 2010. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the year ended December 31, 2015 was $84.1 million, for the year ended December 31, 2014 was $38.8 million and for the year ended December 31, 2013 was $6.9 million. As of December 31, 2015, we had an accumulated deficit of $152.0 million and we had $86.2 million in cash, cash equivalents and short-term investments. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize them if they are approved by the FDA, or for our biologic products, the USDA. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product portfolio expansion, product development, other operations or commercialization efforts.

Since our inception, a majority of our resources have been dedicated to the in-licensing, acquisition and research and development of our current product candidates. Completing the development and obtaining regulatory approval of our product candidates will require substantial funds. We also have an active in-licensing effort focused on identifying human therapeutics for development and commercialization as pet therapeutics. We believe that we will continue to expend substantial resources for the foreseeable future for the development and commercialization of our current product candidates and any future product candidates we may choose to pursue. These expenditures will include costs associated with identifying potential product candidates, licensing or acquisition payments, conducting target animal studies, completing other research and development, obtaining regulatory approvals and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any target animal study is uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any of our current or future product candidates. As of the date of the filing of this Annual Report on Form 10-K, we believe that our existing cash, cash equivalents and short-term investments will allow us to fund our operations and our debt obligations through December 31, 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may seek additional funds sooner than planned through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

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

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

•	our target animal studies or other development activities for our current or future product candidates;

•	our establishment of sales and marketing capabilities or other activities that may be necessary to launch and/or commercialize any of our current or future product candidates; or

•	our in-licensing and acquisition efforts and expansion of our product portfolio.

We recognized substantial intangible asset impairment losses in the third quarter of 2015 and may be required to recognize additional non-cash impairment losses in the future.

During the third quarter of 2015, we recorded a non-cash impairment charge of $43.4 million related to our intangible assets BLONTRESS, TACTRESS, AT-007 and AT-011. At December 31, 2015, we had $15.1 million of remaining intangible assets on our balance sheet, compared to $62.3 million at December 31, 2014. We could experience material impairment losses in the future. Certain factors, including negative pre-clinical study results and reduced market potential, might have a negative impact on the carrying value of our intangible assets. For example, with respect to BLONTRESS and TACTRESS, which as of December 31, 2015 have carrying values of $5.5 million and $0.6 million, respectively, these products are expected to continue to be available or become available to oncologists, but we believe the revenue and gross margin opportunity for these first generation monoclonal antibodies will be very modest. Therefore, we are pursuing second generation monoclonal antibodies and other product concepts in lymphoma which are intended to deliver break-through benefits. We intend to build awareness of monoclonal antibody therapy with BLONTRESS and TACTRESS and effectively bridge to second generation product candidates which are several years away. We also intend to improve the gross margins for any second generation products. If we determine that we are likely to be unsuccessful in developing product candidates with break-through benefits at an economic gross margin, we would consider phasing out BLONTRESS and TACTRESS depending on product volumes, and fully impairing the value of these intangible assets. The process of testing intangible assets for impairment involves numerous judgments, assumptions and estimates made by management including expected future profitability, cash flows and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability. If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions and estimates, and our intangible assets may become further impaired in future periods. This would in turn have an adverse impact on our business, financial condition and results of operations.

Unstable market and economic conditions may have serious adverse consequences on our business.

Our business may be adversely affected by the recent unpredictable and unstable market conditions. If the current equity and credit markets deteriorate further, or do not improve, it may make any necessary debt or equity financing more difficult to obtain and more costly. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our development programs, commercialization efforts, financial performance and stock price and could require us to delay or abandon plans for our target animal studies and/or the commercialization of any approved products. In addition, difficult economic conditions may limit pet owners’ discretionary funds, which could in turn limit their ability to purchase pet therapeutics. A tight spending climate for pet owners could negatively affect our ability to generate revenues from any approved products. Further, we rely on third-parties for several aspects of our business, including contract manufacturers for the manufacture of our products and licensors of pharmaceutical compounds. During challenging and uncertain economic times and in difficult credit markets, there may be a disruption or delay in the performance of our third party contractors and other collaborators. If such third parties are unable to satisfy their commitments to us, or if they become bankrupt or insolvent, our agreements with such parties may terminate, and our business and results of operations would likely be adversely affected.

The terms of our credit facility place restrictions on our operating and financial flexibility.

Effective as of October 16, 2015, we and Vet Therapeutics, Inc., and together with us, the borrowers, entered into a Loan and Security Agreement, with Pacific Western Bank, or Pacific Western, as collateral agent and the lenders party thereto from time to time, or the lenders, including Pacific Western and Oxford Finance, LLC, that is secured by substantially all of the borrowers’ personal property other than intellectual property. The outstanding principal balance under the loan agreement was $35.0 million under the term loan facility and $5.0 million under the revolving facility at December 31, 2015.

The loan agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the borrowers’ ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. The loan agreement also contains customary events of default that entitle the lenders to cause the borrowers’ indebtedness under the loan agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the loan agreement and would provide Pacific Western, as collateral agent, with the right to exercise remedies against us and the collateral securing the loan agreement, including foreclosure against our properties securing the loan agreement, including our cash.

The loan agreement requires that the borrowers receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreement also requires that the borrowers have at least three products fully USDA- or FDA-approved for commercialization by December 31, 2016. Additionally, the loan agreement requires that the borrowers maintain certain minimum liquidity (approximately $20.0 million) at all times. At December 31, 2015, the borrowers were in compliance with the minimum liquidity covenant. Our ability to make scheduled payments on or to refinance our indebtedness depends on our future performance and ability to raise additional sources of cash, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash to service our debt, we may be required to adopt one or more alternatives, such as selling assets, restructuring our debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. If we desire to refinance our indebtedness, our ability to do so will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Although we have two fully approved products, we are substantially dependent on the success of our current product candidates.

We currently have two products approved for commercial distribution, BLONTRESS and TACTRESS, however we do not expect to receive significant revenues from sales of these products. To date, we have invested substantial efforts and financial resources in the in-licensing, research and development of GALLIPRANT, ENTYCE and NOCITA, which, prior to our acquisition of Vet Therapeutics and Okapi Sciences, were our only product candidates and are still in development. We expect to receive FDA approval for GALLIPRANT, ENTYCE and NOCITA in 2016, and begin commercializing product candidates GALLIPRANT in 2016 and ENTYCE in late-2016 or shortly thereafter and NOCITA in 2016.

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

•

the ability of us or our third-party manufacturers to manufacture supplies of any of our current or future product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMP;

•	our ability to successfully launch commercial sales of our current product candidates, assuming CVM, USDA or EMA approval is obtained, whether alone or in collaboration with others;

•

our ability to enforce our intellectual property rights in and to our product candidates and avoid third-party patent interference, third-party initiated and U.S. Patent and Trademark Office (“PTO”)-initiated administrative patent proceedings or patent infringement claims;

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

As a result of our acquisition of Vet Therapeutics, we are developing biologics, including animal antibodies, for pets. Identification, optimization and manufacturing of therapeutic animal biologics is a relatively new field in which unanticipated difficulties or challenges could arise. While many biologics have been approved for use in humans, very few have been approved for use in animals, except for vaccines. There are unique risks and uncertainties with biologics, the development, manufacturing and sale of which are subject to regulations that are often as complex and extensive as the regulations applicable to other small molecule products. We anticipate that our animal biologics will continue to be regulated by the USDA, rather than CVM, and the regulatory standards that the USDA may require for novel biologics may be more difficult to satisfy than we anticipate.

We may be unable to obtain regulatory approval for our existing or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization efforts and adversely impact our potential to generate revenue, our business and our results of operations.

Our product candidates are in various stages of development, and our business currently depends entirely on their successful development, regulatory approval and commercialization. With the exception of BLONTRESS and TACTRESS, we currently have no products approved for sale, and we may never obtain regulatory approval to commercialize any of our other current or future product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pet therapeutics products are subject to extensive regulation by the CVM, the USDA, the EMA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our products in the United States until we receive approval of a New Animal Drug Application, or NADA, from the CVM or a full product license from the USDA with respect to our biologic products, or in Europe until we receive approval from the European Commission or applicable EU State national competent authorities.

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

Even if we obtain CVM, USDA, EMA or other regulatory approvals, our current or future products may not achieve market acceptance among veterinarians and pet owners, and may not be commercially successful. For example, BLONTRESS and TACTRESS both received a full license from the USDA, however, we impaired the value of these assets during the third quarter of 2015, and do not anticipate that these products will generate significant revenues, as recent studies indicate that these products are not as specific to the targets as expected and have uncertain clinical benefits. Market acceptance of any of our current or future products will depend on a number of factors, including:

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

Because we expect sales of GALLIPRANT, ENTYCE and NOCITA, if approved, to generate substantially all of our product revenues for the foreseeable future, the failure of these product candidates to gain market acceptance or achieve commercial success would adversely affect our financial results and require us to seek additional financing.

We may not realize all of the anticipated benefits of acquisitions, or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating acquired businesses.

We have made, and may continue to make, acquisitions. The overall integration of any acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and diversion of management’s attention. The difficulties of combining the operations of acquired companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining any acquired businesses with our company;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	challenges in attracting and retaining key personnel; and

•	challenges in maintaining previously-established relationships with licensors and licensees.

Many of these factors will be outside of our control and any one of them could result in increased costs and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of any acquired businesses are integrated successfully, we may not realize the full benefits of the transaction, including the synergies or growth opportunities that we expect. For example, we acquired BLONTRESS and TACTRESS in connection with our acquisition of Vet Therapeutics, Inc. and, in the third quarter of 2015, we recorded an impairment charge of $20.2 million and $8.6 million, respectively, in relation to these intangible assets. It is possible that we will fully impair the value of these assets in the future. Other expected benefits of our acquisitions may not be achieved within the anticipated time frame, or at all.

In addition, through acquisitions, we may assume liabilities, losses or costs for which we are not indemnified or insured or for which our indemnity or insurance is inadequate. Any such liabilities may have a material adverse effect on our financial position or results of operations.

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

The development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and will likely continue to be, extensive research and substantial financial resources invested in the discovery and development of new animal health medicines. Our potential competitors include large animal health companies, such as Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies such as Nexvet, Jaguar Animal Health, Parnell Pharmaceuticals, VetDC and Kindred Bio that are developing products for use in the pet therapeutics market.

If approved, we expect that GALLIPRANT will face competition from Rimadyl, marketed by Zoetis; generic Carprofen and Deramaxx, marketed by Elanco; Previcox, marketed by Merial; Metacam, marketed by Boehringer Ingelheim; and generic Meloxicam. Nexvet is developing a monoclonal antibody for osteoarthritis pain. Parnell is developing Zydax, an injectable product for osteoarthritis, a direct competitor for GALLIPRANT.  We expect ENTYCE to enter a new market where there are no veterinary approved products for appetite stimulation. However, we are aware that some veterinarians utilize mirtazapine, a human generic antidepressant to attempt to treat inappetence. We expect NOCITA will compete primarily with the Coxibs and injectable buprenorphine and anesthetics, such as bupivacaine, which is not approved for non-human use but is widely used by veterinarians. Recuvyra fentanyl transdermal solution received approval in the United States and Europe for control of postoperative pain from surgical procedures in dogs. We are also unaware of any approved products for the treatment of lymphoma in dogs, although we are aware of a number of biotechnology companies such as Nexvet, Karyopharm and VetDC that are developing products for the treatment of lymphoma in dogs, including some that have received MUMS designation. We expect that BLONTRESS and TACTRESS will face competition from human generic chemotherapies, though we are unaware of any companies that are actively promoting this use. Among the larger animal health companies, Merial is developing a lymphoma vaccine based on technology similar to their melanoma vaccine. We know of no direct competitor for AT-014 in osteosarcoma.

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

Although we will continue to focus on the continued development and potential approval of our current product candidates, a key element of our strategy is to identify, license or acquire, develop and commercialize a portfolio of products to serve the pet therapeutics market. We derive potential pet therapeutic product candidates from molecules and compounds discovered or developed as part of human biopharmaceutical research. We expect to enter into license arrangements with third parties to provide us with rights to human health compounds for purposes of our business. Such agreements are typically complex and require time to negotiate and implement. If we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms or at all. If we are unable to access human health-generated molecules and compounds to conduct research and development on cost-effective terms, our ability to develop new products could be limited. In some instances, human biopharmaceutical companies may be unwilling to license us their products or compounds for development as pet therapeutics because of perceived regulatory and commercial risks, including the risk that the FDA could delay or halt an ongoing human development trial if the same compound, when studied in animals, produces an unexplained adverse event or death, and the risk that, if the same compound is developed for humans and pets, and the human version is priced significantly higher than the pet version, which is usually the case, human patients would attempt to use the cheaper animal version of the drug. Even if we successfully identify and license potential product candidates, we may still fail to yield product candidates for development and commercialization for many reasons, including the following:

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

If we fail to attract and keep senior management and key scientific and commercial personnel, we may be unable to successfully develop any of our current or future product candidates, conduct our in-licensing and development efforts and commercialize any of our current or future product candidates.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management team as well as our senior scientists and sales and marketing team. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of our product candidates.

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

With respect to our small molecules and antiviral programs, we do not currently have, nor do we currently plan to acquire, the internal infrastructure or capability to manufacture the formulated drug for use in the conduct of our target animal studies. We also lack the resources and the capability to manufacture any of our product candidates on a scale necessary for commercialization. We will need to rely on contract manufacturers to provide commercial supplies of the formulated drugs for all small molecule and antiviral products. For example, for AT-003, we have entered into a commercial supply agreement with Pacira to supply the formulated drug. If this supply agreement terminates for any reason, or Pacira does not produce the necessary quantities, we may be unable to arrange for alternative supply of AT-003 in a timely manner, on commercially reasonable terms, or at all. Our agreement with Pacira may terminate due to factors outside of our control, including if Pacira ceases to manufacture, for any reason, the formulated drug. With respect to AT-003 and our other product candidates, any delay in our ability to identify and contract with a replacement or an initial third-party contract manufacturer, as applicable, on commercially reasonable terms, or at all, would have an adverse impact upon our business.

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

We acquired a USDA-licensed manufacturing facility for our biologic products as part of our acquisition of Vet Therapeutics. Manufacturing of our pet biologics is a relatively new field in which unanticipated difficulties or challenges could arise. For example, we announced in February 2015 that there was a potential quality issue in the manufacturing of one serial lot of BLONTRESS. We completed an investigation into the serial lot and identified an environmental contaminant in certain of the vials in the lot, and in agreement with the USDA, that serial lot was destroyed. Manufacturing biologics, especially in large quantities, is complex and may require the use of technologies that we may need to develop. Such manufacturing requires facilities specifically designed and validated for this purpose as well as sophisticated quality assurance and quality control procedures. Biologics can also be costly to manufacture. Manufacturing biologics may be more technically challenging, time-consuming and expensive than we anticipate.

During 2016, we plan to manufacture BLONTRESS and TACTRESS at our USDA-licensed facility in San Diego. We perform all steps for production including cell line development, assay development, production in batch mode, fill and finish, release of products and packaging. There is no assurance that we will be able to manufacture these or other biologics at full commercial scale and at an economical cost. We may experience supply constraints or other supply challenges as we attempt to increase manufacturing capacity. We may encounter difficulties with new or existing manufacturing processes and we may experience delays, may be required to seek additional regulatory approvals and/or may incur significant expense in scaling up the capacity and operations to meet anticipated demand for future biologics products. If there is a disruption to our relevant operations in San Diego, we will have no other means of producing our products until operations are restored or we transition to alternative manufacturing facilities. Additionally, any damage to or destruction of our facilities or equipment may significantly impair our ability to manufacture products on a timely basis.

We currently rely on third parties to conduct our target animal studies and certain other development efforts. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current or future product candidates.

We currently do not conduct our target animal studies, and we rely on CROs and/or academic institutions to conduct these studies. The third parties with whom we contract for the execution of our studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our studies, we remain responsible for ensuring that each of our studies is conducted in accordance with the development plan and protocol. Moreover, the CVM, the USDA and EMA require us to comply with regulations and standards, commonly referred to as current good clinical practices, or cGCPs, or good laboratory practices, or GLPs, for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.

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

We are seeking CVM approval in the United States for AT-001 directed at treating osteoarthritis pain and inflammation in dogs and for the treatment of pain and inflammation associated with degenerative joint disease in cats, AT-002 for the appetite stimulation of for dogs and management of weight loss in chronically diseased cats, and AT-003 for the treatment of post-operative pain in dogs and cats. In addition, we have received a full license from the USDA for BLONTRESS as an aid for the treatment of B-cell lymphoma in dogs and for TACTRESS as an aid for the treatment of T-cell lymphoma in dogs. If our product candidates are approved, we may market or advertise them only for the treatment of indications for which they are approved, which could limit their adoption by veterinarians and pet owners. We may attempt to develop, promote and commercialize new treatment indications and protocols for our product candidates in the future, but we cannot predict when or if we will receive the approvals required to do so. In addition, we would be required to conduct additional target animal studies to support our applications, which would utilize additional resources and may produce results that do not result in CVM, USDA or EMA approvals. If we do not obtain additional CVM, USDA or EMA approvals, our ability to expand our business will be limited.

We currently have a small commercial organization. If we are unable to expand sales capabilities on our own or through third parties, we may not be able to market and sell significant amounts of our current or future product candidates, if approved, or generate product revenue.

We currently have a small commercial organization. In order to commercialize any of our current or future product candidates in the United States and any jurisdictions outside the United States, including GALLIPRANT, ENTYCE and NOCITA, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. We expect to expand our direct sales organization in the United States, complemented by distributors, to commercialize our product candidates, which will be expensive and time-consuming. Because we have limited prior experience in the marketing, sale and distribution of pet therapeutics, there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and motivate qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively oversee a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our products. Outside of the United States we intend to collaborate with companies with an established commercial presence to market our products in those locations. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our current product candidates or any future product candidates that receive regulatory approval. If we are not successful in commercializing any of our current or future product candidates, either on our own or through collaborations with one or more distributors, our future product revenue will suffer and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

Since our initial public offering in June 2013, we have grown from approximately 15 full-time employees to approximately 60 full-time employees as of March 10, 2016. We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and target animal studies, continue our development activities and commercialize any of our current or future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

As a publicly-traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur when we were a private company, particularly after we are no longer an “emerging growth company” as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have created uncertainty for public companies and increased our costs and time that our Board of Directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to continue to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue-generating activities.

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

Our management determined that our consolidated financial statements for the year ended December 31, 2013 should be restated due to errors relating to the valuation of the intangible asset BLONTRESS in connection with our October 2013 acquisition of Vet Therapeutics, Inc. As a result of the restatement, we have become subject to a number of risks and uncertainties, including possible shareholder or other litigation, in connection with the restatement.

Management previously identified a material weakness in our internal control over financial reporting for the year ended 2013, which could have a significant adverse effect on our business and the price of our common stock.

Our management is required to report annually on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

We identified a material weakness in our internal controls relating to the valuation of the intangible asset BLONTRESS in connection with our October 2013 acquisition of Vet Therapeutics, Inc., and concluded that our internal control over financial reporting as of December 31, 2014 was ineffective. We remediated this material weakness in the second quarter of 2015.

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

As of December 31, 2015, we had net operating loss carryforwards, or NOLs, for federal and state income tax purposes of $44.2 million and $42.4 million, respectively, which may be available to offset our future taxable income, if any. Our federal NOLs begin to expire in 2031, and our state NOLs begin to expire in 2020. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards to offset future taxable income. If the Internal Revenue Service challenges our analysis that our existing NOLs will not expire before utilization due to previous ownership changes, or if we undergo an ownership change in the future, our ability to use our NOLs could be limited by Section 382 of the Code. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our consolidated balance sheet, even if we attain profitability. We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since its formation, due to significant complexity and related costs associated with such a study.

Generic products may be viewed as more cost-effective than our products.

We may face competition from products produced by other companies, including generic (or non-patented) alternatives to any of our products. We will depend on patents to provide us with exclusive marketing rights for some of our products. As of December 31, 2015 we had licensed an extensive portfolio of issued patents or pending patent applications relating to our AT-001, AT-002 and AT-003 products covering various composition of matter claims as well as methods of treatment and methods of manufacturing our products. In addition, as part of our Vet Therapeutics acquisition, we acquired a patent family related to the speciesization of antibodies that covers all Vet Therapeutics products. We also acquired a patent family related to antibody constant domain regions and uses thereof, which also covers all Vet Therapeutics products. We also acquired pending patent applications that cover specific canine monoclonal antibodies directed to various targets, including an allowed U.S. patent directed to the canine CD-52 development antibody. Further, as part of our acquisition of Okapi Sciences, we acquired two patent applications that cover formulations of AT-006 and commercially-viable methods of making the active ingredient of AT-006. We also have a license to an issued U.S. patent that covers the active ingredient of AT-007. We also have patent applications in the United States, Europe and other countries that cover therapeutic uses of AT-007. Finally, we have in-licensed a patent portfolio for AT-008 that covers the composition and use of AT-008 through 2024 and 2027, respectively.

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

Unanticipated safety or efficacy concerns can arise with respect to pet therapeutics, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability, and other claims. For example, although BLONTRESS and TACTRESS both received a full license from the USDA, we impaired the value of these assets during the third quarter of 2015 and do not anticipate that these products will generate significant revenues, as recent studies indicate that these products are not as specific to the targets as expected and have uncertain clinical benefits. In addition, we depend on positive perceptions of the safety and quality of our products, and pet therapeutics generally, by our customers, veterinarians and end-users, and such concerns may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our operating results and financial condition, regardless of whether such reports are accurate.

Our business and operations would suffer in the event of system failures or security breaches.

Our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Any system failure or security breach by employees or others may pose a risk that sensitive data, including data from our target animal studies, intellectual property, trade secrets or personal information belonging to us may be exposed to unauthorized persons or to the public. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of data from completed or future studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, the further development and commercialization of our product candidates could be delayed, and the trading price of our common stock could be adversely affected.

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

We also own a patent family relating to our AT-002 product candidate, covering a method of treating inappetence using AT-002.  Applications in this patent family are pending in Australia, Argentina, Canada, China, European Patent Office, Japan and Taiwan. We cannot assure you that a patent based on any of these patent applications will ever be issued. We do not own any patents or patent applications relating to AT-001 or AT-003. We have exclusive license agreements in the field of animal health with RaQualia, pursuant to which we license key intellectual property relating to AT-001 and AT-002, and with Pacira pursuant to which we license key intellectual property relating to AT-003. Under each of the license agreements, RaQualia and Pacira retain ownership over the licensed patents and patent applications and retain control over the maintenance and prosecution of the licensed patents and patent applications. In the case of AT-003, we have no control over the manner in which Pacira chooses to maintain or prosecute its patent and patent applications and have no right to continue to prosecute any patents or patent applications that Pacira elects to abandon. We do not have the right to enforce patents licensed from Pacira against any third-party infringement, although we have certain limited rights to request our licensor to enforce such patents against infringement.

If we cannot obtain ownership of or adequate license rights to issued patents covering our product candidates or we cannot prosecute or enforce licensed patents, our business, results of operations, financial condition and prospects would be adversely affected.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the field of pet therapeutics, as well as patent challenge proceedings, including interference and administrative law proceedings before the U.S. PTO and oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform laws, new procedures including inter party review and post grant review have been implemented. As stated below, the novel implementation of such reform laws presents uncertainty regarding the outcome of challenges to our patents in the future. We cannot assure you that any of our current or future product candidates will not infringe existing or future patents. Because we have not conducted a formal freedom to operate analysis for patents related to our products, we may not be aware of patents that have already been issued that a third party might assert are infringed by one of our current or future product candidates. Because patent applications can take many years to issue and may be confidential for eighteen months or more after filing, there also may be applications now pending of which we are unaware and which may later result in issued patents that we may infringe by commercializing any of our current or future product candidates.

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

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. PTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter party review of our patents in the U.S. PTO. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology. Moreover, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

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

We have pending trademark applications for our company name in the United States and certain other countries, and we have pending trademark applications in the United States for certain product candidates, and we have pending trademark applications for these product candidates in certain other countries; however, registration is not yet complete for certain of these filings, and failure to finally secure these registrations could adversely affect our business.

We have two pending trademark applications and have obtained four trademark registrations for our company name and design marks in the United States, and we have eleven pending foreign trademark applications for our company name and design marks and we have obtained eleven foreign registrations for these marks, although we cannot make assurances that the trademarks will become registered. We have nine pending trademark applications in the United States for commercial trade names for our current product candidates, and we have obtained seven U.S. registrations for these candidates, and we have seventeen pending foreign applications and twenty-nine foreign registrations for these candidates, although we cannot make assurances that the trademarks applications will be registered. During trademark registration proceedings, we have in the past and may in the future receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the U.S. PTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings have in the past and may in the future be filed against our trademarks, and our trademarks may not survive such proceedings. Additionally, we may need to enforce our trademark rights against third parties and expend significant additional resources to enforce such rights against infringements. Moreover, any name we propose to use with our product candidates in the United States must be approved by the CVM, the USDA or the EMA, regardless of whether we have registered it, or applied to register it, as a trademark. The CVM typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the CVM, the USDA or the EMA object to any of our proposed proprietary product names (which they have done in the past done and may do in the future), we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the CVM, the USDA or the EMA.

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

The trading price of our common stock is volatile with trading prices ranging from $2.56 per share to $29.32 per share since our initial public offering in June 2013. The price of our common stock has been and could continue to be subject to wide fluctuations, including due to results from, and any delays in, our current and future target animal studies. For example, on September 25, 2015, following our announcement that we do not believe that BLONTRESS or TACTRESS will capture the desired lymphoma market opportunity, the price of our common stock fell from $17.49 on September 24, 2015 to $10.67 on September 25, 2015, a 39% reduction. The price of our common stock could be volatile in the future in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section and others, such as:

•	announcements of regulatory approval or disapproval of any of our current or future product candidates;

•	failure or discontinuation of any of our research programs;

•	the termination of any of our existing license agreements;

•	announcements relating to future licensing or development agreements;

•	delays in the commercialization of our current or future product candidates;

•	acquisitions and sales of new product candidates, technologies or businesses;

•	manufacturing and supply issues related to our current or future product candidates for our development programs and commercialization;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new product candidates, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	any major changes in our Board of Directors or management;

•	new legislation in the United States or other countries relating to the sale or pricing of pet therapeutics;

•	CVM or USDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	market conditions in the animal health sector and in the pet therapeutics market;

•	low daily trading volumes in our stock; and

•	general economic conditions in the United States and abroad.

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

As of March 10, 2016, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 50% of our voting stock. These stockholders will have the ability to influence us through this ownership position. For example, these stockholders may be able to influence elections of directors, amendments of our organizational documents, or approvals of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that stockholders may believe to be in their best interest.

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

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Additionally, the terms of our Loan and Security Agreement restrict our ability to pay dividends. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

Our corporate headquarters is located in Leawood, Kansas, where we lease and occupy approximately 17,600 square feet of office space pursuant to a lease that expires on February 28, 2021.  We also maintain additional corporate office space of approximately 2,300 square feet in Boston, Massachusetts pursuant to a lease that expires on August 31, 2016.

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

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the NASDAQ Global Select Market under the symbol “PETX” since our initial public offering on June 26, 2013. The following table sets forth, for the periods indicated, the high and low intraday sale prices of our common stock as reported by The NASDAQ Global Select Market.

	High	Low
2015
Fourth quarter	$9.48	$5.20
Third quarter	$19.99	$7.71
Second quarter	$16.92	$11.69
First quarter	$20.63	$15.14

	High	Low
2014
Fourth quarter	$18.16	$9.20
Third quarter	$17.94	$9.60
Second quarter	$18.94	$11.12
First quarter	$25.50	$16.63

As of March 10, 2016, there were approximately 66 holders of record and 35,355,266 shares of our common stock outstanding.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, unless waived, the terms of our  loan agreement with Pacific Western Bank and Oxford Finance LLC limit our ability to pay cash dividends. Any future determination related to dividend policy will be made at the discretion of our Board of Directors after considering our financial condition, results of operations, capital requirements, business prospects and other factors the Board of Directors deems relevant, and subject to the restrictions contained in our current or future financing instruments.

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The repurchase activity for the three months ended December 31, 2015, was as follows:

				Total number of	Maximum number of
	Total number		Average	shares purchased	shares that may yet be
	of shares		price paid	as part of publicly	purchased under the
	purchased		per share	announced plan or program	plan or program
October 1 - October 31	859	(1)	$8.37	—	N/A
November 1 - November 30	—		—	—	N/A
December 1 - December 31	—		—	—	N/A
Total	859		$8.37	—	N/A

(1)

For the three months ended December 31, 2015, 859 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2013 Incentive Award Plan.

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

The following graph shows a comparison from June 27, 2013 (the date our common stock commenced trading on the NASDAQ Global Select Market) through December 31, 2015 of the cumulative total return for our common stock, the NASDAQ Composite Index (the “NASDAQ Composite”), the Standard & Poor’s 500 Stock Index (the “S&P 500”), and the NASDAQ Biotechnology Index (the “NBI”). The graph assumes that $100 was invested at the market close on June 27, 2013 in the common stock of Aratana Therapeutics, Inc., the NASDAQ Composite, the S&P 500 and the NBI and data for the NASDAQ Composite, the S&P 500, and the NBI assumes reinvestments of dividends. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following tables set forth selected consolidated financial data of our company as of and for each of the years in the five-year period ended December 31, 2015, and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

We have derived the consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and December 31, 2014 from our audited consolidated financial statements included in this Annual Report on Form 10-K in Item 8. “Financial Statements and Supplementary Data.” The selected historical balance sheet data as of December 31, 2013, December 31, 2012 and December 31, 2011, presented below has been derived from our audited financial statements not included in this 2015 Annual Report. The revenue data for the years ended December 31, 2012 and 2011 is derived from our audited combined financial statements not included in this 2015 Annual Report.

For a discussion of certain factors that materially affect the comparability of the selected consolidated financial data or cause the data reflected herein not to be indicative of our future results of operations or financial condition, see Item 1A.  “Risk Factors”,  Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and notes of our consolidated financial statements included elsewhere in this report.

	YEAR ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
			( in thousands)
Revenues:
Licensing and collaboration revenue	$—	$500	$15	$—	$—
Product sales	678	267	108	—	—
Total revenues	678	767	123	—	—
Cost and expenses
Cost of product sales	365	333	108	—	—
Royalty expense	84	72	1	—	—
Research and development	24,964	19,985	10,925	7,291	2,196
Selling, general and administrative	19,819	17,938	8,572	2,987	1,274
In-process research and development	—	2,157	—	1,500	—
Amortization of acquired intangible assets	1,544	1,891	298	—	—
Impairment of acquired intangible assets	43,398	—	—	—	—
Total costs and expenses	90,174	42,376	19,904	11,778	3,470
Loss from operations	(89,496)	(41,609)	(19,781)	(11,778)	(3,470)
Other income (expense)
Interest income	189	123	75	21	6
Interest expense	(1,585)	(1,060)	(432)	—	—
Other income (expense), net	5,140	2,287	478	121	—
Total other income (expense)	3,744	1,350	121	142	6
Loss before income taxes	(85,752)	(40,259)	(19,660)	(11,636)	(3,464)
Income tax benefit	1,698	1,443	12,722
Net loss	$(84,054)	$(38,816)	$(6,938)	$(11,636)	$(3,464)
Modification of Series A convertible preferred stock	—	—	—	—	(276)
Unaccreted dividends on convertible preferred stock	—	—	—	(2,035)	(902)
Net loss attributable to common stockholders(1)	$(84,054)	$(38,816)	$(6,938)	$(13,671)	$(4,642)
Net loss per share attributable to common stockholders, basic and diluted	$(2.45)	$(1.30)	$(0.63)	$(34.53)	$(15.43)
Weighted average shares outstanding, basic and diluted	34,355,525	29,767,429	11,059,382	395,918	300,841

__________________

(1)

Net loss available to common stockholders and basic and diluted net loss per common share are computed consistent with annual per share calculations described in Notes 2 and 15 of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	AS OF DECEMBER 31,
	2015	2014	2013	2012	2011
			(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$86,202	$98,072	$45,754	$20,355	$12,384
Working capital(1)	83,335	90,441	31,307	17,546	11,720
Total assets	147,066	207,903	112,343	21,222	12,573
Total long-term debt, net of discount	39,710	14,963	9,310	—	—
Total convertible preferred stock(2)	—	—	—	39,197	22,155
Total stockholders’ equity (deficit)	$101,550	$181,832	$83,390	$(21,555)	$(10,271)

__________________

(1)	We define working capital as current assets less current liabilities.
(2)	Consists of our Series A, A-1, B and C preferred stock.

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

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment: pet therapeutics. Our current product portfolio includes multiple therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets.

Our lead products in development include small molecules directed at treating osteoarthritis pain and inflammation (GALLIPRANT), appetite stimulation (ENTYCE) and post-operative pain (NOCITA).

We have incurred significant net losses since our inception. We incurred net losses of $84.1 million, $38.8 million and $6.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of December 31, 2015, we had a deficit accumulated since inception of $152.0 million and cash, cash equivalents and short-term investments of $86.2 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we will seek to fund our operations through corporate collaborations and licensing arrangements, as well as public or private equity offerings or further debt financings. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our products, discontinuing product development programs, or granting rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. As disclosed in Note 10 to the consolidated financial statements, we have a term loan and revolving credit facility with a principal balance of $40.0 million as of December 31, 2015. The terms of this agreement require us to receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that we have at least three products fully USDA-or FDA-approved for commercialization by December 31, 2016. If these conditions are not met, the Company may be required to repay the loan prior to December 31, 2016. As of the date of the filing of this Annual Report on Form 10-K, we believe that our existing cash, cash equivalents and short-term investments of $86.2 million, will allow us to fund our operations, including, if necessary, the repayment of our long-term debt, at least through December 31, 2016.

For more information regarding our business and the animal health industry, see Item 1. “Business”.

Recent Developments

GALLIPRANT Files in U.S.

On January 25, 2016, we filed an administrative NADA with the CVM for GALLIPRANT. The ADUFA date for approval has been set for March 25, 2016. If approved, we anticipate commercial availability of GALLIPRANT to veterinarians in the fall of 2016.

GALLIPRANT Files in Europe

On February 17, 2016, we filed Marketing Authorization Application with the EMA for GALLIPRANT. The EMA has started reviewing the submission and if approved, we anticipate marketing authorization in 2017.

Technical Section Complete Letters for Effectiveness

In February 2016 we received technical section complete letters for effectiveness from the CVM for both ENTYCE and NOCITA.  The technical section complete letter for effectiveness is one of three major technical section complete letters required to file an administrative NADA for approval.

For more information regarding research and development, manufacturing and sales and marketing refer to applicable sections in Item 1. “Business”.

Financial Overview

Revenues

Licensing and collaboration revenue consist solely as a result of research and development services performed with AT-006.

Product sales consist primarily of our caninized monoclonal antibody, TACTRESS, which was offered to veterinary oncology practices during 2015.

Costs and expenses

Cost of product sales consists primarily of the cost of direct materials, direct labor, and overhead costs associated with the manufacturing of our products.

Royalty expense consists of royalty expenses associated with third-party intellectual property. In 2014 and 2015, royalty expense includes third party royalties for licensed technologies pertaining to BLONTRESS and TACTRESS. Royalties are either a minimum amount per year or a percentage of net product sales.

Research and development expenses consist primarily of costs associated with our product development efforts (new product R&D and product lifecycle development), overhead costs associated with R&D and expenses related to regulatory approval of our products. Product development efforts costs consist primarily of contracted development costs, manufacturing costs, wages, stock-based compensation, and employee benefits for all employees engaged in scientific research and development functions. Overhead costs associated with R&D consists of other operational costs related to our research and development activities, including facility-related expenses, license payments made under our licensing agreements, regulatory, professional and consulting fees, travel costs, and allocated corporate costs.

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

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, related benefits and stock-based compensation for employees in commercial, administration, finance, information technology, human resources, legal, and business development. Selling, general and administrative expenses also includes allocated rent and other facilities costs; conference and sponsorship activities, information technology services, professional and consulting fees for general and commercial business purposes, for accounting and tax services, business development activities, general legal services; and travel and other costs.

In-process research and development (“IPR&D”) expense consists of costs associated with acquired in-licensed technology that has not reached technological feasibility in animal health indications and has no alternative future use in the field of animal health, including upfront payments.

Amortization of acquired intangible assets consists primarily of the amortization expense for identifiable finite-lived intangible assets that have been acquired through business combinations. These assets consist of, but are not limited to intellectual property rights for currently marketed products.

Impairment of acquired intangible assets consists primarily of impairment charges for intangible assets that have been acquired through business combinations whose carrying amounts exceeded their fair value.

Other Income (Expense)

Interest income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest expense consists of interest incurred on our borrowings.

A more detailed description of our Loan and Security Agreement is available under the caption “Liquidity and Capital Resources.”

Other income (expense), net consist primarily of various items including net gains (losses) on asset disposals, grant income from various government programs, and net gains (losses) on derivative financial instruments and marketable securities.

Income tax benefit is a result of the increased losses in 2015, limited to the amount of future taxable income from the reversal of taxable temporary differences that arose from the Okapi Sciences NV acquisition during 2014.

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

Revenue Recognition

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

(ii) Licensing and collaboration revenue - Revenues derived from product out-licensing arrangements typically consist of an initial up-front payment on inception of the license and subsequent milestone payments contingent on the achievement of certain clinical and sales milestones. Product out licensing arrangements may require us to provide multiple deliverables to the licensee which would require the total selling price to be allocated between each of the separable elements in the arrangement based on their relative selling prices. An element is considered separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

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

Impairment of Intangible Assets and Goodwill

Indefinite-lived IPR&D intangible assets are assessed for impairment at least annually. In addition, all intangible assets are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that we consider in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, we compare forecasts of undiscounted cash flows for definite-lived intangible assets and discounted cash flows for indefinite-lived IPR&D intangible assets expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted (definite-lived) or discounted (indefinite-lived) future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. In the quarter ended September 30, 2015 and to date, the Company has recorded $43.4 million of impairment losses on intangible assets (see Note 8 to our consolidated financial statements).

We completed our annual indefinite-lived IPR&D intangible assets impairment testing during the fourth quarter of 2015. We elected to bypass the qualitative assessment. For purposes of impairment testing, the fair value of the indefinite-lived IPR&D intangible assets was determined by using the framework of ASC 820, Fair Value Measurement. When determining the fair value of the indefinite-lived IPR&D intangible assets, we revisited all assumptions used in measuring the indefinite-lived IPR&D intangible assets at the time of acquisition, and evaluated and considered new and updated data and information available. We noted the fair values for all indefinite-lived IPR&D intangible assets were greater than the carrying value. As such, no impairment was recognized during the fourth quarter of 2015.

We completed our annual goodwill impairment testing during the third quarter of 2015. We elected to bypass the qualitative assessment. We determined as of the testing date that we consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, we determined that our fair value, determined to be our market capitalization, was greater than our carrying value, determined to be stockholder’s equity. Based on this result, step two of the assessment was not required to be performed, and we determined there was no impairment of goodwill during the third quarter of 2015.

During the fourth quarter of 2015, we completed an interim goodwill impairment assessment due to a decline in our market capitalization. In performing step one of the assessment, we determined that fair value exceeded our carrying value by 93%. Based on this result, step two of the assessment was not required to be performed, and we determined there was no impairment of goodwill during the fourth quarter of 2015.

Subsequent to December 31, 2015, we experienced further declines and fluctuations in our market capitalization. The extent and duration of any decline in our market capitalization after December31, 2015, will be assessed in future periods against our carrying value to assess if there is an indication of impairment of our goodwill which was $39.8 million as of December 31, 2015.

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

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Risk-free interest rate	1.38%	1.88%	1.59%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	70%	84%	66%
Expected dividend yield	—%	—%	—%

These assumptions represent our best estimates, but the estimates involve inherent uncertainties and the application of our judgment. As a result, if factors change and we use significantly different assumptions or estimates, our stock-based compensation expense could be materially different. We recognize compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, we have considered our historical experience to estimate pre-vesting forfeitures. If our actual forfeiture rate is materially different from the estimate, our stock-based compensation expense could be different from what we have recorded in the current period. We had an aggregate of $10.4 million and $4.6 million of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of December 31, 2015, which is expected to be recognized over a weighted-average of 2.37 years for stock options and 1.68 years for restricted stock.

Business Combinations

Our business acquisitions were made at a price above the fair value of the assets acquired and liabilities assumed, resulting in goodwill, based on our expectations of synergies and other benefits of combining the businesses. These synergies and benefits include elimination of redundant facilities, functions and staffing; use of our existing commercial infrastructure to expand sales of the products of the acquired businesses; and use of the commercial infrastructure of the acquired businesses to expand product sales in a cost-efficient manner.

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

On January 6, 2014, we acquired Okapi Sciences, a Leuven, Belgium based company with a proprietary antiviral platform and three clinical/development stage product candidates. The aggregate purchase price was approximately $44,439, which consisted of $14,139 in cash, a promissory note in the principal amount of $15,134 with a maturity date of December 31, 2014, and a contingent consideration of up to $16,308 with an acquisition fair value of $15,166. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to mandatory prepayment in the event of a specified equity financing by us. On February 4, 2014, the promissory note and accrued interest was paid in cash in the amount of $15,158. On March 17, 2014, the contingent consideration was settled in cash in the amount of $15,235.

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

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$—	$500	(100.0)%
Product sales	678	267	153.9%
Total revenues	678	767	(11.6)%
Costs and expenses:
Cost of product sales	365	333	9.6%
Royalty expense	84	72	16.7%
Research and development	24,964	19,985	24.9%
Selling, general and administrative	19,819	17,938	10.5%
In-process research and development	—	2,157	(100.0)%
Amortization of acquired intangible assets	1,544	1,891	(18.4)%
Impairment of acquired intangible assets	43,398	—	NA
Other income (expense):
Interest income	189	123	53.7%
Interest expense	(1,585)	(1,060)	49.5%
Other income/(expense), net	5,140	2,287	124.7%
Income tax benefit	1,698	1,443	17.7%

Revenues

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$—	$500	(100.0)%
Product sales	678	267	153.9%
Total	$678	$767	(11.6)%

Total revenue decreased $0.1 million, or 12%, in 2015 compared to 2014. This decrease was primarily due to a decrease of $0.5 million in collaboration revenue related to AT-006 as a result of research collaboration completed under our license agreement with Elanco in 2014, while no research collaboration was completed in 2015, partially offset by an increase of $0.4 million in product sales of TACTRESS, driven by TACTRESS being made available to more customers during 2015 and being available for the entire year in 2015, unlike in 2014 when it was available for only three months. Given the clinical results from T-CHOMP, T-LAB, T-CEP and the scientific studies in September 2015, we believe that TACTRESS revenues will be modest.  In the first quarter of 2015, we received a $3.0 million payment from Elanco Animal Health, Inc. (“Elanco”) relating to the milestone achieved when BLONTRESS received a full license from the USDA. This was offset by $3.0 million in consideration we paid in the first quarter of 2015 for the return of the commercial and manufacturing license of BLONTRESS previously granted to Elanco. These amounts were netted resulting in zero licensing and collaboration revenue in the year ended December 31, 2015.

Cost of Product Sales

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Cost of product sales	$365	$333	9.6%

Cost of product sales increased $0.1 million, or 10%, in 2015 compared with 2014, primarily as result of increased sales volume of TACTRESS. In 2014, the cost of product sales included costs related to the sales of AT-004 which was sold to our former commercial licensee on a cost plus margin basis. No such sales occurred in 2015.

Research and development expense

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)

Contracted development costs	$17,589	$11,758	49.6%
Personnel costs	5,726	5,624	1.8%
Other costs	1,649	2,603	(36.7)%
Total research and development	$24,964	$19,985	24.9%

Research and development expense increased by $5.0 million in 2015 as compared to 2014. This increase was primarily due to a $5.8 million increase in contracted development costs as a result of the advancement of lead programs, as well as an increased number of programs and related studies, and a $0.1 million increase in personnel costs primarily related to increased staff, partially offset by a $1.0 million decrease in other costs related to supporting multiple facilities.  During the year ended December 31, 2015, we made license payments associated with licensing additional technology, success milestone payments of $0.1 million for the AT-016 program, $0.5 million in milestone payments for the AT-018 program and $0.3 million for entering into the AT-Iota option program for periodontal disease in dogs.

We expect in 2016, research and development expenses to be related to technology transfer to contract manufacturing suppliers for commercial supply for our lead programs and regulatory expenses related to product filings. We also expect to make significant payments related to achievement of development and regulatory milestones. See Note 12 for further information on potential milestone payments.

Royalty expense

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Royalty expense	$84	$72	16.7%

Royalty expense increased $12,000 in 2015 as compared to 2014, primarily as a result in the increased sales of TACTRESS.

Selling, general and administrative expense

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Selling, general and administrative	$19,819	$17,938	10.5%

Selling, general and administrative expense increased by $1.9 million in 2015 as compared to 2014.

The increase is primarily due to activities in preparation for the commercialization of additional product candidates for which we anticipate regulatory approval in 2016, which included increased sales and marketing headcount and corporate infrastructure. We also incurred sponsorship and other expenses in conjunction with participation in several key veterinary conferences to build awareness of Aratana and our product candidates. The increase in selling, general and administrative expenses also includes $1.5 million as a result of increased stock-based compensation. This increase was partially offset by a credit of $1.2 million to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics’ shareholders.

We expect selling, general and administrative expense to continue to increase as we build out our sales organization and corporate infrastructure in the support of the expected commercialization of GALLIPRANT, ENTYCE and NOCITA.

In-process research and development expense

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
In-process research and development expenses	$—	$2,157	(100.0)%

In-process research and development expense decreased by $2.2 million in 2015 as compared to 2014. We did not acquire any in-process research and development programs during 2015. In 2014, we entered into exclusive license agreements with Advaxis,  VetStem Biopharma and Atopix for $0.7 million,  $0.5 million and $1.0 million, respectively.

Amortization of acquired intangible assets

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Amortization of acquired intangible assets	$1,544	$1,891	(18.4)%

Amortization of acquired intangible assets decreased by $0.3 million in 2015 as compared to 2014. The decrease reflects the impact of the impairment of BLONTREES and TACTRESS in 2015. The new carrying value resulting from the impairment charge resulted in the lower expense being recognized. Lower carrying values due to the 2015 impairment charges will result in lower amortization of acquired intangible assets for the impaired intangibles in future periods.

Impairment of acquired intangible assets

Impairment of acquired intangible assets expense was $43.4 million in 2015.  No impairment charges were recognized in 2014. The impairment of acquired intangible expense is related to impairment charges of BLONTRESS ($20.2 million), TACTRESS ($8.6 million), AT-007 ($8.7 million), and AT-011 ($5.9 million) incurred in the third quarter of 2015. For more information regarding the impairment charges, see Note 8 to the consolidated financial statements.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Interest income	$189	$123	53.7%

Interest income increased by $66,000 in 2015 as compared to 2014. The increase primarily relates to interest earned related to deposits held at Square 1 Bank and short-term investments in reverse repurchase agreements.

Interest expense

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Interest expense	$(1,585)	$(1,060)	49.5%

Interest expense increased by $0.5 million in 2015 as compared to 2014. This increase was due to interest expense related to our Loan and Security Agreement, as discussed below in, “Financial Condition, Liquidity and Capital Resources – Indebtedness”, which was entered into during October 2015. Accretion of the debt discount and deferred financing costs totaled $0.3 million, which is non-cash interest included in our interest expense above.

Other income

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Other income	$5,140	$2,287	124.7%

Other income increased by $2.9 million in 2015 as compared to 2014. The increase in 2015 is primarily related to the following non-recurring transactions: $3.5 million gain on the sale of Advaxis stock, $1.3 million gain related to the increase in fair value of the Advaxis warrant and a $0.3 million gain on the sale of shares received from the exercise of the Advaxis warrant.

The 2014 activity is related primarily to the successful development and delivery of the API to RaQualia. During the fourth quarter of 2014, we recognized $0.8 million of deferred income related to the payment received from RaQualia at execution and received another $0.8 million of income from the successful delivery. We also recorded other income of $63,000 associated with a research and development voucher program grant agreement with the Kansas Bioscience Authority (“KBA”).

Income tax benefit

	YEAR ENDED
	DECEMBER 31,
	2015	2014	% CHANGE
	(Dollars in thousands)
Income tax benefit	$1,698	$1,443	17.7%

Income tax benefit increased by $0.3 million in 2015 as compared to 2014.  The income tax benefit recognized during 2015 and 2014 is due to losses incurred in Aratana NV. The increase in income tax benefit in 2015 is due to the increased losses in 2015, limited to the amount of future taxable income from the reversal of taxable temporary differences that arose from the Okapi Sciences NV acquisition during 2014.

Comparison of the Years Ended December 31, 2014 and 2013

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)

Revenues:
Licensing and collaboration revenue	$500	$15	3,233%
Product sales	267	108	147%
Total	767	123	524%
Costs and expenses:
Cost of product sales	333	108	208%
Royalty expense	72	1	7,100%
Research and development	19,985	10,925	83%
Selling, general and administrative	17,938	8,572	109%
In-process research and development	2,157	—	NM
Amortization of acquired intangible assets	1,891	298	535%
Other income
Interest income	123	75	64%
Interest expense	(1,060)	(432)	145%
Other income	2,287	478	378%
Income tax benefit	1,443	12,722	(89)%

Revenues

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$500	$15	3,233%
Product sales	267	108	147%
Total	$767	$123	524%

Total revenue for the year ended December 31, 2014 was $0.8 million compared to total revenue of $0.1 million in 2013. This increase was primarily due to an increase of $0.5 million in collaboration revenue related to AT-006 as a result of research and development completed under our license agreement with Elanco and an increase of $0.1 million for BLONTRESS product sold at a cost plus margin basis to our former commercial licensee. In 2014, we also recorded $40,000 in product sales of TACTRESS, which was granted conditional approval in early 2014. In 2013, we reported $0.1 million in revenue as a result of BLONTRESS product sold to Elanco.

During 2014, BLONTRESS for the treatment of B-cell lymphoma in dogs, was licensed in the United States and Canada to Elanco. Under the terms of the agreement, we received a royalty for commercial product sales and were responsible for the manufacturing of BLONTRESS. During 2014, we recorded $0.2 million in product sales for BLONTRESS. On February 24, 2015, we and our commercial licensee Elanco terminated by mutual consent an exclusive commercial license agreement for BLONTRESS in the U.S and Canada, reverting control of all commercial, development and manufacturing activities of BLONTRESS back to us.  TACTRESS, our product for the treatment of T-cell lymphoma in dogs, was granted conditional approval in early 2014 and we commenced sales during the fourth quarter of 2014 recording product sales of $40,000.

Cost of product sales

	YEAR ENDED
	DECEMBER 31,

	2014	2013	% CHANGE
	(Dollars in thousands)
Cost of product sales	$333	$108	208%
Total cost of product sales	$333	$108	208%

The cost of product sales includes direct material, direct labor, stock-based compensation and overhead costs associated with manufacturing products. During 2014, we manufactured and provided product to Elanco on a cost plus margin basis per the license agreement. During the fourth quarter of 2014, we began reporting the cost of the TACTRESS product for the commercial sales we generated during the quarter. Cost of product sales increased $0.2 million due to the increased volume of BLONTRESS sold to Elanco and we began selling TACTRESS during 2014.

Research and development expense

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)

Contracted development costs	$11,758	$6,527	80.1%
Personnel costs	5,624	2,676	110.2%
Other costs	2,603	1,722	51.2%
Total research and development	$19,985	$10,925	82.9%

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

Royalty expense

	YEAR ENDED
	DECEMBER 31,

	2014	2013	% CHANGE

	(Dollars in thousands)

Royalty expense	$72	$1	7,100%
Total royalty expense	$72	$1	7,100%

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

Selling, general and administrative expense

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Selling, general and administrative	$17,938	$8,572	109%

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

In-process research and development expense increased by $2.2 million for the year ended December 31, 2014. In 2014, we incurred $0.7 million, $0.5 million and $1.0 million of in-process research and development expense under our agreements with Advaxis, VetStem and Atopix, respectively. We did not acquire any in-process research and development programs during 2013, other than those acquired in the acquisition of Vet Therapeutics, which were capitalized.

Amortization of acquired intangible assets

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)

Amortization of acquired intangible assets	$1,891	$298	535%

Amortization expense increased by $1.6 million for the year ended December 31, 2014. This increase is due to a full year of amortization of BLONTRESS and 11 months of amortization of TACTRESS. We began amortizing TACTRESS intangible over its 20 year estimated useful life during the period as conditional approval was received.

Other income (expense)

Changes in the components of other income (expense) were as follows:

Interest income

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Interest income	$123	$75	64%

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

Interest expense

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Interest expense	$(1,060)	$(432)	145%

Interest expense increased by $0.6 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was due to interest expense related to our Credit Facility, which was entered into during March 2013 and notes payable associated with the acquisitions of Vet Therapeutics and Okapi Sciences. Accretion of the debt discount and deferred financing costs totaled $41,000, which is non-cash interest included in our interest expense above.

Other income

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Other income	$2,287	$478	378%

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

Income tax benefit

	YEAR ENDED
	DECEMBER 31,
	2014	2013	% CHANGE
	(Dollars in thousands)
Income tax benefit	$1,443	$12,722	(89)%

Income tax benefit decreased by $11.3 million for the year ended December 31, 2014. This income tax benefit recognized in 2013 is due to the change in judgment on our existing valuation allowance against our deferred tax assets, following the Vet Therapeutics acquisition during 2013. The income tax benefit recognized during 2014 is due to losses incurred in Aratana NV.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	DECEMBER 31, 2015	DECEMBER 31, 2014	% CHANGE
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$26,755	$9,823	172.4%
Marketable securities - short-term	747	249	200.0%
Reverse repurchase agreements	58,700	88,000	(33.3)%
Marketable securities - long-term	—	2,452	(100.0)%
Derivative financial instruments	—	1,108	(100.0)%
Total cash, cash equivalents, marketable securities and short-term investments	$86,202	$101,632	(15.2)%
Borrowings:

Loan payable	$39,710	$14,963	165.4%
Working capital:
Current assets	$89,019	$99,909	(10.9)%
Current liabilities	5,684	9,468	(40.0)%
Total working capital	$83,335	$90,441	(7.9)%

We have incurred significant net losses since our inception. We incurred net losses of $84.1 million, $38.8 million and $6.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of December 31, 2015, we had an accumulated deficit of $152.0 million and cash, cash equivalents and short-term investments of $86.2 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we will seek to fund our operations through corporate collaborations and licensing arrangements, as well as public or private equity offerings or further debt financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our products, discontinuing product development programs, or granting rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. As disclosed in Note 10 to the consolidated financial statements, we have a term loan and revolving credit facility with a principal balance of $40.0 million as of December 31, 2015. The terms of this agreement require us to receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that we have at least three products fully USDA-or FDA-approved for commercialization by December 31, 2016. If these conditions are not met, the Company may be required to repay the loan prior to December 31, 2016. As of the date of the filing of this Annual Report on Form 10-K, we believe that our existing cash and cash equivalents, short-term investments of $86.2 million, will allow us to fund our operations, including, if necessary, the repayment of our long-term debt, at least through December 31, 2016.

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

Sales Agreement

On October 16, 2015, we entered into a Sales Agreement with Barclays Capital Inc. (“Barclays”) pursuant to which we may sell from time to time, at our option, up to an aggregate of $52.0 million of shares of our common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares, if any. As of the date of this filing, we have not sold any shares pursuant to the Sales Agreement.

Indebtedness

On October 16, 2015, we and Vet Therapeutics (together the “Borrowers”) entered into a Loan and Security Agreement with Pacific Western Bank (“Pacific Western Bank”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western Bank, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, term loans in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line” and together with the Term Loan, the “Credit Extensions”), subject to certain conditions to funding. A term loan was made on October 16, 2015 in an aggregate principal amount equal to $35.0 million, and an advance under the Revolving Line was made on October 16, 2015 in an aggregate principal amount equal to $5.0 million. The Borrowers are required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, are required to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The interest-only period can be extended by one year to May 1, 2018 if the Borrowers have at least four products fully USDA- or FDA-approved, plus another product conditionally- or fully-approved, in each case for commercialization by December 31, 2016, and agree to certain other financial covenants with the Lenders. The Credit Extensions bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. All principal and accrued interest on the Term Loan are due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line are due on October 16, 2017 (the “Revolving Maturity Date”).

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

The Loan Agreement requires that the Borrowers receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Borrowers have at least three products fully USDA- or FDA approved for commercialization by December 31, 2016. Additionally, the Loan Agreement requires that the Borrowers maintain certain minimum liquidity (approximately $20.0 million) at all times. At December 31, 2015, the Borrowers were in compliance with all financial covenants.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2014, reflects a decrease in total current assets of $10.9 million and a decrease in current liabilities of $3.8 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents and short-term investments. The decrease in total current liabilities is primarily a result of the reclassification of the current portion-loan payable to loan payable (long-term) and the payment of contingent consideration during 2015.

Cash Flows

The following table shows a summary of our cash flows for the periods set forth below:

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013
	(Dollars in thousands)
Net cash used in operating activities	$(38,495)	$(32,188)	$(16,151)
Net cash provided by (used in) investing activities	$33,663	$(100,125)	$(29,235)
Net cash provided by financing activities	$21,895	$100,978	$72,497

Net cash used in operating activities

During the year ended December 31, 2015, net cash used in operating activities was $38.5 million.  We had a pretax loss of $84.1 million which includes a gain on sale of marketable securities of $3.9 million, an adjustment of a non-cash expense for stock-based compensation of $8.6 million, a non-cash depreciation and amortization expense of $1.8 million, and an impairment of intangible assets loss of $43.4 million, partially offset by a non-cash change in fair value of contingent consideration of $1.2 million, a non-cash change in fair value of derivative instruments of $1.3 million, and a non-cash deferred income tax benefit of $1.7 million. Our net losses were primarily attributed to the impairment of intangible assets, research and development activities related to our programs and our selling, general and administrative expenses. Net cash used in changes in our working capital consisted primarily of a decrease in accounts payable of $1.0 million, partially offset by an increase in accrued expenses and other liabilities of $0.7 million, and an increase in inventories of $0.5 million. The decrease in accounts payable primarily related to the timing of payments made for our outsourced research and development activities.

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

During the year ended December 31, 2013, net cash used in operating activities was $16.2 million. We had a pretax loss of $19.7 million. Net cash used in operating activities primarily resulted from the non-cash deferred income tax benefit of $12.7 million and from the net loss of $6.9 million, which includes adjustments of a non-cash expense for stock-based compensation of $1.0 million and working capital changes of $1.8 million. Our net losses were primarily attributed to research and development activities related to our AT-001, AT-002, AT-003, BLONTRESS and TACTRESS programs and our general and administrative expenses, as we had no significant revenue in the period. Net cash provided by changes in our working capital consisted primarily of an increase of $1.0 million in accounts payable, an increase of $0.2 million in accrued expenses, offset by uses of cash related to increase of $0.2 million in prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our contracted research and development activities. The increase in prepaid expenses relates primarily to research and development agreements.

Net cash provided by (used in) investing activities

During the year ended December 31, 2015, net cash provided by investing activities was $33.7 million, which related to $2,079 million from the proceeds of maturities of investments and $7.4 million from the sales of marketable securities, partially offset by $2,051 million for the purchase of investments and $2.2 million for purchases of property and equipment. The increase in cash as compared to 2014 was primarily due to increased investments in reverse repurchase agreements and the exercise of Advaxis warrant and subsequent sale of stock.

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

Net cash provided by financing activities

During the year ended December 31, 2015, net cash provided by financing activities was $21.9 million. Net cash provided by financing activities primarily resulted from net cash received from our Loan and Security Agreement of $24.8 million, partially offset by cash paid for contingent consideration of $3.0 million to the former shareholders of Vet Therapeutics.

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

As of the date of the filing of this Annual Report on Form 10-K, we believe that our cash, cash equivalents and short-term investments, will fund our operations including, if necessary, the repayment of our long-term debt through December 31, 2016. However, our operating plan may change as a result of many factors currently unknown to us, and we may seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of debt covenants and repayment obligations, or other restrictions that may affect our business. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of this filing entitled “Risk Factors.”

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

•	whether we are able to service our debt and satisfy debt covenants;
•	the expenses needed to attract and retain skilled personnel;
•	the costs associated with being a public company; and
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	PAYMENTS DUE BY FISCAL YEAR
		LESS THAN			MORE THAN
	TOTAL	1 YEAR	1-3 YEARS	3-5 YEARS	5 YEARS
	(In Thousands)
Loan payable (1)	$50,017	$3,377	$34,373	$12,267	$—
Early exercise of stock options (2)	30	29	1	—	—
Manufacturing (3)	2,250	100	2,150	—	—
Minimum royalty (4)	942	73	149	153	567
Operating leases (5)	2,785	598	1,195	917	75
Total (6)	$56,024	$4,177	$37,868	$13,337	$642

_________________

(1)

Represents the contractually required principal and interest payments on our Loan and Security Agreement in accordance with the required payment schedule. Amounts associated with future interest payments to be made were calculated using the interest rate in effect as of December 31, 2015, which was 7.16%.

(2)	Reflects the amount recorded as a liability for the early exercise of a stock-based awards. The amount will be reclassified to equity on a ratable basis as the award vests.
(3)	The table includes minimum order commitments based upon an agreed upon demand forecast established each year.
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

(5)

The table above includes payments for office equipment and rent for the lease of the corporate headquarters in Leawood, Kansas through February 2020, for offices in Boston, Massachusetts through August 2016, for Vet Therapeutics in San Diego, California through May 2016 and for offices and laboratory space in Leuven, Belgium through 2020.

(6)

The table above excludes flat rate royalty payments and/or milestone payments of up to $119.6 million that will become due in connection with various agreements. The milestones payments will become due as we achieve development, regulatory and commercial milestones and the royalty payments will be paid upon product sales.

Other Funding Commitments

As of December 31, 2015, we have several on-going development programs in various stages in the regulatory process. Our most significant expenditures are payments to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of December 31, 2015, we have committed to make potential future milestone payments to third parties of up to approximately $119.6 million, of which $80.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $68.9 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of December 31, 2015, such contingencies have not been recorded in our financial statements, except for $0.5 million due to our former commercial licensee of BLONTRESS.

We paid $0.2 million in the fourth quarter of 2015 and as of December 31, 2015, we anticipated paying an additional $14.7 million of milestone payments during the next 12 months,  provided that various development, regulatory or commercial milestones are achieved. As of the date of this filing $3.0 million of the $14.7 million of milestones have been achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration Related to Business Combinations

During the three months ended March 31, 2015, we settled the remaining contingent consideration related to our October 2013, acquisition of Vet Therapeutics, Inc. in the amount of $3.0 million. With the settlement of this contingent consideration we no longer have any contingent consideration related to business combinations.

Off-Balance Sheet Arrangements

We have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities or special purpose entities.

New Accounting Standards

For discussion of our new accounting standards, see noted to consolidated financial statements-Note 2. “Summary of Significant Accounting Policies-New Accounting Standards”.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Fluctuation Risk

Our cash,  cash equivalents and short-term investments as of December 31, 2015 consisted primarily of cash,  certificates of deposit and reverse repurchase agreements. Our primary exposure to market risk for our cash, cash equivalents and short-term investments is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, a sudden change in market interest rates would not be expected to have a material impact on our financial condition or results of operations.

We have borrowed $40.0 million under our Loan and Security Agreement, consisting of a $35.0 million term loan and a $5.0 million revolving credit facility.  We are obligated to make interest-only payments on the term loan until May 1, 2017,  and thereafter are required to make payments of principal and accrued interest on the term loan in equal monthly installments over a term of 30 months. We are obligated to make interest-only payments on the revolving loan until October 16, 2017. The term loan and revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate. Given the amounts outstanding and available under the Loan and Security Agreement, and the interest rate paid to date, we do not believe a 1.0% increase in the interest rate would have a material effect on our financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria set forth in “Internal Control-Integrated Framework (2013 Framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, management concluded that as of December 31, 2015, our internal control over financial reporting was effective.

As we are an emerging growth company, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information concerning the Company’s executive officers and directors is contained in Part I of this Annual Report on Form 10-K. The rest of the information required to be disclosed by this item will be contained under the headings “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics,” and “Committees of the Board” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required to be disclosed by this item will be contained under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained under the headings “Executive and Director Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain  Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item will be contained under the headings “Certain Relationships” and “Corporate Governance – Director Independence” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required to be disclosed by this item will be contained under the heading “Independent Registered Public Accounting Firm Fees and Other Matters” in the Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits,  Financial Statement Schedules

(a)(1), (a)(2) and (c). The response to this portion of Item 15 is submitted as a separate section of this report commencing on page F-1.

 (a)(3) and (b). Exhibits (numbered in accordance with Item 601 of Regulation S-K).

		Incorporated by Reference _______________________________________________
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1†	Agreement and Plan of Merger, dated October 13, 2013, by and among Aratana Therapeutics, Inc., Vet Therapeutics, Inc., Jayhawk Acquisition Corporation and Jeffrey Miles, as stockholders’ representative	8-K	001-35952	10.1	10/16/13
2.2	Stock Purchase Agreement, dated January 6, 2014, by and among Aratana Therapeutics, Inc., Wildcat Acquisition BVBA, the Sellers of Okapi Sciences NV listed on Annex A thereto and Thuja Capital Healthcare Fund BV, as the Sellers’ representative	8-K	001-35952	10.1	1/7/14
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
4.1	Specimen stock certificate evidencing the shares of common stock	S-1/A	333-187372	4.1	6/6/13
4.2	Second Amended and Restated Investors’ Rights Agreement, dated as of December 28, 2012, as amended May 22, 2013	S-1/A	333-187372	10.1	5/23/13
10.1††	Form of Indemnification Agreement for Directors and Officers	S-1	333-187372	10.3	3/20/13
10.2††	Employment Agreement, dated September 6, 2012, by and between Steven St. Peter and Aratana Therapeutics, Inc., as amended April 26, 2013	S-1/A	333-187372	10.4	5/23/13
10.3††	Employment Agreement, dated March 5, 2014, by and between Linda Rhodes and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	3/10/14
10.4††	Employment Agreement, dated December 18, 2012, by and between Julia Stephanus and Aratana Therapeutics, Inc., as amended April 29, 2013	S-1/A	333-187372	10.7	5/23/13
10.5††	Employment Agreement, dated March 12, 2013, by and between Ernst Heinen and Aratana Therapeutics, Inc., as amended April 29, 2013	S-1/A	333-187372	10.8	5/23/13
10.6††	Employment Agreement, dated November 8, 2013, by and between Craig Tooman and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	11/14/13
10.7(a)††	Aratana Therapeutics, Inc. 2010 Equity Incentive Plan	S-1/A	333-193324	10.8(a)	1/28/14
10.7(b)††	Amendment No. 1 to 2010 Equity Incentive Plan	S-1	333-187372	10.9(b)	3/20/13
10.7(c)††	Amendment No. 2 to 2010 Equity Incentive Plan	S-1	333-187372	10.9(c)	3/20/13
10.7(d)††	Form of Stock Option Grant Notice and Stock Option Agreement under 2010 Equity Incentive Plan	S-1	333-187372	10.9(d)	3/20/13
10.8(a)††	Aratana Therapeutics, Inc. 2013 Incentive Award Plan	S-8	333-187372	99.1	1/21/14
10.8(b)††	Form of Stock Option Grant Notice and Stock Option Agreement under 2013 Incentive Award Plan	S-1/A	333-187372	10.10(b)	4/30/13
10.8(c)††	Form of Restricted Stock Grant Notice and Restricted Stock Agreement under 2013 Incentive Award Plan	S-1/A	333-187372	10.10(c)	4/30/13
10.9††	Non-Employee Director Compensation Program, as amended	10-Q	001-35952	10.5	11/6/15

10.10	Office Building Lease, dated as of October 8, 2015, by and between Academy 1740, Inc. and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	10/13/15
10.11	Subordination, Non-Disturbance and Attornment Agreement, dated as of January 29, 2016, by and between Aratana Therapeutics, Inc., Academy 1740, Inc., and Commerce Bank					*
10.12	Loan and Security Agreement, dated as of October 16, 2015, by and between Pacific Western Bank, as collateral agent, the lenders listed on Schedule 1.1 thereto, Oxford Finance LLC, and Aratana Therapeutics, Inc. and Vet Therapeutics, Inc.	8-K	001-35952	10.2	10/16/15
10.13	Sales Agreement, dated as of October 16, 2015, by and between Barclays Capital Inc. and Aratana Therapeutics, Inc.	8-K	001-35952	10.1	10/16/15
10.14†	Exclusive IP License Agreement for RQ-00000005, dated December 27, 2010, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.18	6/6/13
10.15	First Amendment to the Exclusive IP License Agreement for RQ-00000005, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.19	4/11/13
10.16†	Exclusive IP License Agreement for RQ-00000007, dated December 27, 2010, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.20	6/6/13
10.17	First Amendment to the Exclusive IP License Agreement for RQ-00000007, dated July 12, 2012, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	S-1/A	333-187372	10.21	4/11/13
10.18	Letter Agreement regarding RQ-00000008 Technology, dated July 12, 2012, by and between RaQualia Pharma Inc. and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.23	4/11/13
10.19†	Exclusive License, Development and Commercialization Agreement, effective as of December 5, 2012, by and between Pacira Pharmaceuticals, Inc. and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.24	4/11/13
10.20†	Supply Agreement, dated December 5, 2012, by and between Pacira Pharmaceuticals, Inc. and Aratana Therapeutics, Inc.	S-1/A	333-187372	10.25	4/11/13
10.21	Promissory Note of Wildcat Acquisition BVBA, dated January 6, 2014	8-K	001-35952	10.2	1/7/14
21.1	Subsidiaries of Aratana Therapeutics, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer**					**
32.2	Section 1350 Certification of Chief Financial Officer**					**

101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

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

Date: March 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven St. Peter Steven St. Peter, M.D.	President, Chief Executive Officer and Director (principal executive officer)	March 15, 2016

/s/ Craig Tooman Craig Tooman	Chief Financial Officer and Treasurer (principal financial and accounting officer)	March 15, 2016

/s/ Wendy L. Yarno Wendy L. Yarno	Chairperson of the Board of Directors	March 15, 2016

/s/ Laura A. Brege Laura A. Brege	Director	March 15, 2016

/s/ David L. Brinkley David L. Brinkley	Director	March 15, 2016

/s/ Robert Gerber Robert “Rip” Gerber	Director	March 15, 2016

/s/ Irvine O. Hockaday Irvine “Irv” O. Hockaday, Esq.	Director	March 15, 2016

/s/ Merilee Raines Merilee Raines	Director	March 15, 2016

/s/ Robert P. Roche Robert P. Roche	Director	March 15, 2016

/s/ John Vander Vort John Vander Vort, Esq.	Director	March 15, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
ARATANA THERAPEUTICS, INC.
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity/(Deficit) for the years ended December 31, 2015, 2014, 2013, and 2012	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Aratana Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive loss, of changes in convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Aratana Therapeutics, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes in 2015 due to the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes.

As discussed in Note 1 to the consolidated financial statements, the Company has long term debt which may require repayment during 2016. Also as discussed in Note 1, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 15, 2016

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	DECEMBER 31, 2015	DECEMBER 31, 2014
Assets
Current assets:
Cash and cash equivalents	$26,755	$9,823
Short-term investments	59,447	88,249
Accounts receivable, net	60	352
Inventories	1,306	427
Prepaid expenses and other current assets	1,451	900
Deferred tax asset	—	158
Total current assets	89,019	99,909
Property and equipment, net	2,555	620
Long-term marketable securities	—	2,452
Goodwill	39,781	41,398
Intangible assets, net	15,067	62,323
Restricted cash	350	—
Other long-term assets	294	1,201
Total assets	$147,066	$207,903
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,400	$1,532
Accrued expenses	4,247	3,229
Current portion – contingent consideration	—	4,248
Deferred tax liability	—	413
Other current liabilities	37	46
Total current liabilities	5,684	9,468
Loans payable, net	39,710	14,963
Deferred tax liability	—	1,610
Other long-term liabilities	122	30
Total liabilities	45,516	26,071
Commitments and contingencies (Notes 12 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2015 and December 31, 2014, 34,563,816 and 34,147,861 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	35	34
Treasury stock	(1,088)	(1,081)
Additional paid-in capital	263,941	254,993
Accumulated deficit	(152,018)	(67,964)
Accumulated other comprehensive loss	(9,320)	(4,150)
Total stockholders’ equity	101,550	181,832
Total liabilities and stockholders’ equity	$147,066	$207,903

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	2015	2014	2013
Revenues
Licensing and collaboration revenue	$—	$500	$15
Product sales	678	267	108
Total revenues	678	767	123
Costs and expenses
Cost of product sales	365	333	108
Royalty expense	84	72	1
Research and development	24,964	19,985	10,925
Selling, general and administrative	19,819	17,938	8,572
In-process research and development	—	2,157	—
Amortization of acquired intangible assets	1,544	1,891	298
Impairment of acquired intangible assets	43,398	—	—
Total costs and expenses	90,174	42,376	19,904
Loss from operations	(89,496)	(41,609)	(19,781)
Other income (expense)
Interest income	189	123	75
Interest expense	(1,585)	(1,060)	(432)
Other income (expense), net	5,140	2,287	478
Total other income (expense)	3,744	1,350	121
Loss before income taxes	$(85,752)	$(40,259)	$(19,660)
Income tax benefit	1,698	1,443	12,722
Net loss	$(84,054)	$(38,816)	$(6,938)
Net loss per share, basic and diluted	$(2.45)	$(1.30)	$(0.63)
Weighted average shares outstanding, basic and diluted	34,355,525	29,767,429	11,059,382

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013
Net loss	$(84,054)	$(38,816)	$(6,938)

Other comprehensive loss:
Foreign currency translation adjustment	(3,918)	(5,402)	—
Unrealized gain on available-for-sale securities	2,622	1,252	—
Net gain reclassified into income on sale of available-for-sale securities	(3,874)	—	—
Other comprehensive loss	(5,170)	(4,150)	—
Comprehensive loss	$(89,224)	$(42,966)	$(6,938)

The accompanying notes are an integral part of these consolidated financial statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

(Amounts in thousands, except share data)

							Accumulated	Treasury	Total
	Series A-C				Additional		Other	Stock	Stockholders'
	Convertible		Common Stock		Paid-In	Accumulated	Comprehensive	at	Equity
	Preferred Stock		Shares	Par Value	Capital	Deficit	Loss	at cost	(Deficit)
Balance at December 31, 2012	20,241,207	39,197	830,823	1	654	(22,210)	—	—	(21,555)
Issuance of Series C convertible preferred stock, net of issuance cost of $19	693,571	2,756	—	—	—	—	—	—	—
Impact of initial public offering on stockholders' equity (deficit):							—	—
Effect of a 1 for 1.662 reverse split on Preferred Stock	(8,338,699)	—	—	—	—	—	—	—	—
Conversion of shares of preferred stock to common stock	(12,596,079)	(41,953)	12,596,079	13	41,940	—	—	—	41,953
Dividends for preferred shares issued upon initial public offering	—	—	755,823	1	(1)	—	—	—	—
Initial public offering of common stock, net of $5,394 of offering costs	—	—	6,612,500	6	34,274	—	—	—	34,280
Issuance of common stock related to Vet Therapeutics, Inc. merger	—	—	624,997	1	14,699	—	—	—	14,700
Issuance of common stock related to private investment in public entity	—	—	1,234,375	1	19,749	—	—	—	19,750
Compensation expense related to stock options and restricted awards	—	—	—	—	1,025	—	—	—	1,025
Vesting of restricted stock awards	—	—	230,298	—	—	—	—	—	—
Vesting of stock awards early exercised	—	—	270,419	—	118	—	—	—	118
Issuance of common stock related to option exercises	—	—	270,173	—	57	—	—	—	57
Net loss	—	—	—	—	—	(6,938)	—	—	(6,938)
Balance at December 31, 2013	—	—	23,425,487	23	112,515	(29,148)	—	—	83,390
Public offering of common stock, net of $10,627 of offering costs	—	—	10,325,000	11	135,067	—	—	—	135,078
Compensation expense related to stock options and restricted awards	—	—	—	—	7,130	—	—	—	7,130
Vesting of restricted stock awards	—	—	240,528	—	—	—	—	—	—
Repurchase of common stock	—	—	(77,367)	—	—	—	—	(1,081)	(1,081)
Vesting of stock awards early exercised	—	—	152,272	—	56	—	—	—	56
Issuance of common stock related to option exercises	—	—	81,941	—	225	—	—	—	225
Other comprehensive loss	—	—	—	—	—	—	(4,150)	—	(4,150)
Net loss	—	—	—	—	—	(38,816)	—	—	(38,816)
Balance at December 31, 2014	—	$—	34,147,861	$34	$254,993	$(67,964)	$(4,150)	$(1,081)	$181,832
Compensation expense related to stock options and restricted awards	—	—	—	—	8,592	—	—	—	8,592
Vesting of restricted stock awards	—	—	205,387	—	—	—	—	—	—
Repurchase of common stock	—	—	(859)	—	—	—	—	(7)	(7)
Vesting of stock awards early exercised	—	—	121,014	1	44	—	—	—	45

Issuance of common stock related to option exercises	—	—	90,413	—	312	—	—	—	312
Other comprehensive loss	—	—	—	—	—	—	(5,170)	—	(5,170)
Net loss	—	—	—	—	—	(84,054)	—	—	(84,054)
Balance at December 31, 2015	—	$—	34,563,816	$35	$263,941	$(152,018)	$(9,320)	$(1,088)	$101,550

The accompanying notes are an integral part of these consolidated financial statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(84,054)	$(38,816)	$(6,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	2,157	—
Stock-based compensation expense	8,592	7,130	1,025
Depreciation and amortization expense	1,840	2,043	313
Impairment of acquired intangible assets	43,398	—	—
Gain on sale of marketable securities	(3,874)	—	—
Non-cash interest expense	129	41	23
Creditor fees	(150)	—	—
Change in fair value of contingent consideration	(1,248)	(133)	305
Change in fair value of derivative instruments	(1,274)	(465)	—
Deferred tax benefit	(1,698)	(1,443)	(12,722)
Changes in operating assets and liabilities:
Accounts receivable, net	281	(102)	—
Inventories	(879)	(372)	—
Prepaid expenses	(595)	(642)	(249)
Other assets	(31)	(45)	(14)
Accounts payable	(117)	(1,143)	1,527
Accrued expenses and other liabilities	1,185	482	579
Deferred income	—	(880)	—
Net cash used in operating activities	(38,495)	(32,188)	(16,151)
Cash flows from investing activities
Purchases of property and equipment, net	(2,245)	(471)	(94)
Cash paid for acquisitions, net of cash received	—	(12,075)	(30,994)
Proceeds from sales of marketable securities	7,456	—	—
Purchase of investments	(2,050,594)	(371,449)	(5,169)
Proceeds from maturities of investments	2,079,396	286,670	6,881
Purchase of derivative instruments	—	(643)	—
Purchase of in-process research and development	—	(2,157)	—
Change in restricted cash	(350)	—	141
Net cash provided by (used in) investing activities	33,663	(100,125)	(29,235)
Cash flows from financing activities
Proceeds from the issuance of Series C convertible preferred stock, net of issuance costs	—	—	3,406
Proceeds from the issuance of debt, net of discount	24,779	—	14,914
Repurchase of common stock	(7)	(1,081)	—
Proceeds from stock option exercises	312	225	153
Repurchase, early exercised stock	—	—	(6)

Proceeds from public offering, net of commission	—	137,220	36,897
Payments for public offering costs	(189)	(2,153)	(2,617)
Issuance of common stock private investment in public entity	—	—	19,750
Cash paid for promissory notes	—	(18,067)	—
Cash paid for contingent consideration	(3,000)	(15,166)	—
Net cash provided by financing activities	21,895	100,978	72,497
Effect of exchange rate on cash	(131)	74	—
Net increase in cash and cash equivalents	16,932	(31,261)	27,111
Cash and cash equivalents, beginning of year	9,823	41,084	13,973
Cash and cash equivalents, end of year	$26,755	$9,823	41,084
Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized	$1,057	$942	$357
Supplemental disclosure of noncash investing and financing activities:
Non-cash exercise of warrant	$750	$—	$—
Conversion of preferred stock into common stock	$—	$—	$41,953
Payment of dividends on preferred stock	$—	$—	$4,535
Issuance of common stock relating to Vet Therapeutics, Inc. acquisition	$—	$—	$14,700
Contingent consideration relating to Vet Therapeutics, Inc. acquisition	$—	$—	$4,115
Note payable related to Vet Therapeutics, Inc. acquisition	$—	$—	$3,000
Contingent consideration relating to Okapi Sciences NV acquisition	$—	$15,166	$—
Note payable related to Okapi Sciences NV acquisition	$—	$15,134	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

1. The Company and Basis of Presentation

The Company

Aratana Therapeutics, Inc., including its subsidiaries (the “Company,” or “Aratana”) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a pet therapeutics company focused on licensing, developing and commercializing of innovative biopharmaceutical products for companion animals. The Company has one operating segment: pet therapeutics.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $152,018 as of December 31, 2015. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments on hand, will be sufficient to fund operations including, if necessary, the repayment of its long term debt, at least through December 31, 2016. As disclosed in Note 10 to the consolidated financial statements, the Company has a term loan and revolving credit facility with a principal balance of $40,000 as of December 31, 2015. The terms of this agreement require the Company to receive unrestricted net cash proceeds of at least $45,000 from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that the Company have at least three products fully USDA-or FDA-approved for commercialization by December 31, 2016. If these conditions are not met, the Company may be required to repay the loan prior to December 31, 2016. The Company expects an increase in investment related to its commercial activities, including expanding commercial operations, milestones related to approval and commencement of commercial sales, and manufacturing activities in preparation for product launches. As a result, the Company may need additional capital to fund its operations beyond December 31, 2016, which the Company may obtain from corporate collaborations and licensing arrangements, or other sources, such as public or private equity and debt financings. The future viability of the Company beyond December 31, 2016 is dependent on its ability to raise additional capital to finance its operations, to fund on-going research and development costs, commercialization of its product candidates and satisfy debt covenants. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its operations which could include delaying the commercial launch of its products, discontinuing product development programs, or granting rights to develop and market products or product candidates that it would otherwise prefer to develop and market itself. The Company’s failure to raise capital as and when needed would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for it to perform the research and development and commercial activities required to generate future revenue streams.

2.   Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company classifies all highly liquid investments with stated maturities of three months or less from the date of purchase as cash equivalents. Cash equivalents consisted of certificates of deposit (“CDs”) at December 31, 2015, and CDs and overnight reverse repurchase agreements at December 31, 2014.

Restricted Cash

Pursuant to the terms of the Loan and Security Agreement, the Company has posted collateral to Square 1 Bank N.A., a division of Pacific Western Bank, to collateralize corporate credit card services. The Company classifies the collateral as restricted cash.

Short-term Investments

The Company classifies reverse repurchase agreements other than overnight reverse repurchase agreements as short-term investments and as available-for-sale. Short-term investments for both 2015 and 2014 include reverse repurchase agreements and CDs with original maturities greater than three months.

Marketable Securities

The Company classifies all highly liquid investments with stated maturities of greater than three months from the date of purchase as marketable securities. The Company determines the appropriate classification of investments in marketable securities at the time of purchase and re-evaluates such designation at each consolidated balance sheet date. The Company classifies and accounts for marketable securities as available-for-sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of the risk versus reward objectives, as well as the Company’s liquidity requirements, the Company may sell these securities prior to their stated maturities. These securities are viewed as being available to support current operations. As a result, the Company classifies securities with maturities beyond 12 months as long-term assets as long-term marketable securities in the consolidated balance sheet. The Company reports available-for-sale investments at fair value as of each consolidated balance sheet date and records any unrealized gains and losses as a component of stockholders’ equity (deficit). At December 31, 2014, investments in equity securities were classified as long-term marketable securities and were carried at fair value, as determined by quoted market prices, and gains were recorded as a component of other comprehensive loss.  No such investments were held as of December 31, 2015. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) in the consolidated statements of operations. If any adjustment to fair value reflects a decline in the value of the investment, the Company considers available evidence to evaluate the extent to which the decline is “other than temporary” and recognizes the impairment by releasing other comprehensive income to the consolidated statement of operations. There were no such adjustments necessary during the years ended December 31, 2015 and 2014.

Accounts Receivable, net

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

Inventories

The Company states inventories at the lower of cost or market and consist of raw materials, work-in-process and finished goods. Cost is determined by the average cost method for raw materials and standard cost for work-in-process and finished goods, which approximates actual cost. Market is considered the lower of prevailing replacement cost or net realizable value. Inventories acquired in business combinations are recorded at fair value as of acquisition date.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Property and Equipment, net

The Company records property and equipment at historical cost or, in the case of a business combination, at fair value on the date of the business combination, less accumulated depreciation and amortization. Depreciation amortization expense is recognized using the straight-line method over the following estimated useful lives:

Laboratory and office equipment	3–10 years
Computer software and equipment	3–5 years
Furniture	3–7 years
Vehicles	3–5 years
Leasehold improvements	3–10 years

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

Goodwill

Goodwill relates to amounts that arose in connection with the Company’s business combinations (Note 17) and represents the difference between the purchase price and the estimated fair value of the identifiable tangible and intangible net assets when accounted for using the acquisition method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment.

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

The Company completed its annual goodwill impairment testing during the third quarter of 2015. The Company elected to bypass the qualitative assessment. The Company determined as of the testing date that it consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the third quarter of 2015.

During the fourth quarter of 2015, the Company completed an interim impairment assessment due to a decline in its market capitalization. In performing step one of the assessment, the Company determined that its fair value exceeded its carrying value, by 93%.  Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the fourth quarter of 2015.

Subsequent to December 31, 2015, the Company experienced further declines and fluctuations in its market capitalization. The extent and duration of any decline in the Company’s market capitalization will be assessed in future periods against the Company’s carrying value to assess if there is an indication of impairment of the Company’s goodwill which was $39,781 as of December 31, 2015.

Intangible Assets, net

The Company’s intangible assets consist of intellectual property rights acquired for currently marketed products and intellectual property rights acquired for in-process research and development (“IPR&D”). All of the Company’s intangible assets were recorded in connection with the Company’s business combinations (Note 17). The Company’s intangible assets are recorded at fair value at the time of their acquisition. The Company amortizes intangible assets over their estimated useful lives once the acquired technology is developed into a commercially viable product.

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

The Company completed its annual indefinite-lived IPR&D intangible assets impairment testing during the fourth quarter of 2015. The Company elected to bypass the qualitative assessment. For purposes of impairment testing, the fair value of the indefinite-lived IPR&D intangible assets was determined by using the framework of ASC 820, Fair Value Measurement. When determining the fair value of the indefinite-lived IPR&D intangible assets, the Company revisited all assumptions used in measuring the indefinite-lived IPR&D intangible assets at the time of acquisition, and evaluated and considered new and updated data and information available. The Company noted the fair values for all indefinite-lived IPR&D intangible assets were greater than the carrying value. As such, no impairment was recognized as of the annual testing date.

In the quarter ended September 30, 2015 and to date, the Company recorded $43,398 of impairment losses on intangible assets (Note 8).

Derivative Financial Instruments

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The Company’s sole derivative (Note 9)  was a warrant to purchase common stock and was adjusted to fair value through current income as it was not designated as a hedging instrument. In 2015, the Company exercised the warrant and subsequently sold the shares of common stock received upon exercise.

Foreign Currency

With the acquisition of Okapi Sciences (Note 17) in 2014, the Company is exposed to effects of foreign currency from translation. Transactions in foreign currencies are translated into the relevant functional currency at the rate of exchange at the date of the transaction. Transaction gains and losses are recognized in other income (expense) in the consolidated statements of operations. The results of operations for subsidiaries, whose functional currency is not the U.S. Dollar, are translated into the U.S. Dollar at the average rates of exchange during the period, with the subsidiaries’ balance sheets translated at the rates accumulated at the balance sheet date. The cumulative effect of these exchange rate adjustments is included in a separate component of other comprehensive income (loss) in the consolidated balance sheets. Gains and losses arising from intercompany foreign currency transactions are included in loss from operations unless the gains and losses arise from long-term investments in subsidiaries. Gains and losses from long-term investments in subsidiaries are included in a separate component of other comprehensive income (loss).

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

Deferred Public Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as other assets until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should it no longer be considered probable that the equity financing will be consummated, the deferred offering costs would be expensed immediately as a charge to operating expenses in the consolidated statements of operations. On October 16, 2015, the Company entered into a Sales Agreement with Barclays Capital Inc. (“Barclays”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent. As of the date of this filing, the Company has not sold any shares under the Sales Agreement. The Company recorded $189 and $0 of deferred public offering costs as of December 31, 2015 and 2014, respectively.

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

Debt Issuance Costs, net

Debt issuance costs, net represent legal and other direct costs related to the Company’s Loan and Security Agreement (Note 10). These costs are recorded as an offset to the carrying value of loans payable on the consolidated balance sheet at the time they are incurred and are amortized to interest expense through the scheduled final principal payment date. During the year ended December 31, 2015, the Company capitalized $360 of debt issuance costs and recognized $129 of amortization expense related to debt

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

issuance costs. During the year ended December 31, 2014, the Company recorded $11 of debt issuance costs and recognized $41 of amortization expense related to debt issuance costs.

Revenue Recognition

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

(ii) Licensing and collaboration revenues - Revenues derived from product out-licensing arrangements typically consist of an initial up-front payment on inception of the license and subsequent milestone payments contingent on the achievement of certain clinical and sales milestones. Product out licensing arrangements may require the Company to provide multiple deliverables to the licensee which would require the total selling price to be allocated between each of the separable elements in the arrangement based on their relative selling prices. An element is considered separable if it has value to the customer on a stand-alone basis. The selling price used for each separable element will be based on vendor specific objective evidence (“VSOE”) if available, third party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. Revenue is then recognized as each of the separable elements to which the revenue has been allocated is delivered.

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

Comprehensive Loss

In addition to the Company’s net loss, comprehensive loss during the years ended December 31, 2015 and 2014 includes foreign currency translation adjustments related to the translation of foreign subsidiaries’ balance sheets and unrealized holding gains and losses on available-for-sale securities.  For the year ended December 31, 2013, there was no difference between net loss and comprehensive loss.

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

Restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the Board of Directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss or a net loss attributable to common stockholders resulting from preferred stock dividends, accretion or modifications, net losses are not allocated to participating securities. The Company reported a net loss in each of the years ended December 31, 2015, 2014 and 2013.

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss is computed by adjusting net loss to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock, including potential dilutive shares of common stock assuming the dilutive effect of potentially dilutive securities. For periods in which the Company has reported net losses, diluted net loss per share is the same as basic net loss per share, since their impact would be anti-dilutive to the calculation of net loss per share. Diluted net loss per share is the same as basic net loss per share for each of the years ended December 31, 2015, 2014 and 2013.

Concentration of Credit Risk and of Significant Suppliers and Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. At December 31, 2015, the Company’s short-term investments included reverse repurchase agreements that are tri-party, have maturities of three months or less at the time of investment and the underlying collateral is U.S. government securities including U.S. treasuries, agency debt and agency mortgage securities.  At December 31, 2015

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

and 2014, all of the Company’s fixed income marketable securities were invested in CDs insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company also generally maintains balances in various operating accounts in excess of federally insured limits at two accredited financial institutions. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on a small number of third-party manufacturers to supply active pharmaceutical ingredients (“API”), and formulated drugs for research and development activities in its programs and commercial supply, which would be adversely affected by a significant interruption in supply.

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

Segment and Geographic Information

Segment Assets

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company is a pet therapeutics company developing compounds to address unmet and under-served medical needs in companion animals. All assets were held in the United States and Belgium as of December 31, 2015 and December 31, 2014. Total assets were $147,066 and $207,903 at December 31, 2015, and 2014, respectively.

Revenue by Geographic Region

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(dollars in thousands)
Revenues
United States	$678	$267	$123
Belgium	—	500	NA
Total revenues	$678	$767	$123

Long Lived Assets by Geographic Region

	DECEMBER 31,
	2015	2014
	(dollars in thousands)
Long-lived assets
United States	$2,460	$459
Belgium	95	161
Total long-lived assets	$2,555	$620

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

New Accounting Standards

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

These changes become effective for the Company on January 1, 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact, if any, this new guidance will have on its consolidated financial statements.

In July 2015, the FASB approved a one-year delay in the effective date of the new revenue standard. These changes become effective for the Company on January 1, 2018, and early adoption is permitted but not before the original effective date of January 1, 2017. The Company is currently assessing the impact, if any, this new guidance will have on its consolidated financial statements.

Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a retrospective basis. The Company elected to early adopt this guidance retrospectively starting in the fourth quarter of 2015. The Company determined that the retrospective application did not have had a material impact on its consolidated financial statements.

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

Income Taxes – Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued guidance which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. This guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. During the fourth quarter of 2015, the Company early adopted the guidance as of December 31, 2015 on a prospective basis; prior periods were not retrospectively adjusted. Due to a full valuation allowance recorded against its deferred tax assets as of December 31, 2015, the Company’s consolidated balance sheet contains no deferred tax balances.

Leases

In February 2016, the FASB issued guidance which requires, for operating leases, a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a modified retrospective transition. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

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

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2015 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,972	$—	$6,972	$—	$6,972
Money market fund	35	35	—	—	35
Short-term investments:
Short-term marketable securities – certificates of deposit	747	—	747	—	747
Reverse repurchase agreements	58,700	—	58,700	—	58,700
	$66,454	$35	$66,419	$—	$66,454

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2014 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,972	$—	$6,972	$—	$6,972
Money market fund	45	—	45	—	45
Short-term investments:
Short-term marketable securities – certificate of deposit	249	—	249	—	249
Reverse repurchase agreements	88,000	—	88,000	—	88,000
Long-term marketable securities:
Common stock	2,452	2,452	—	—	2,452
Derivative financial instruments	1,108	—	1,108	—	1,108
	$98,826	$2,452	$96,374	$—	$98,826
Liabilities:
Contingent consideration	$4,248	$—	$—	$4,248	$4,248
	$4,248	$—	$—	$4,248	$4,248

Certain estimates and judgments are required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Cash equivalents – the fair value of the cash equivalents has been determined to be amortized cost or has been based on the quoted prices in active markets or exchanges for identical assets.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

•	Reverse repurchase agreements – the fair value of reverse repurchase agreements has been determined to be amortized cost given the short duration of the agreements.
•	Marketable securities (long-term) – the fair value of marketable securities has been based on quoted prices in active markets or exchanges for identical assets.
•	Marketable securities (short-term) – the fair value of marketable securities has been determined to be amortized cost given the short duration of the agreements.
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

Transfers Between Levels of the Fair Value Hierarchy

Transfers between levels of the fair value hierarchy are reported at the beginning of the reporting period in which they occur. During the year ended December 31, 2014, transfer of investments between Level 1 and Level 2 were $2,452. In the third quarter of 2014, the Company re-classified its common stock investment in Advaxis (Note 12) to a Level 1 investment from Level 2, because the Company was no longer precluded from selling shares due to restrictions imposed by Rule 144 of the Securities Act of 1933. Previously, the Company calculated a lack of marketability discount on the fair value of the Advaxis common stock because of trading restrictions on the shares. The Company considered the inputs used to calculate the lack of marketability discount Level 2 inputs and, as a result, the Company classified this investment as Level 2. The Company determined the lack of marketability discount by using a Black-Scholes model to value a hypothetical put option to approximate the cost of hedging the stock until the restriction ended.

During the years ended December 31, 2015 and 2013, there were no transfers between levels of the fair value hierarchy.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3)

The change in the fair value of the Company’s contingent consideration payable as of December 31, 2015, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3), was as follows:

Contingent consideration

	2015	2014
As of January 1,	$4,248	$4,115
Initial recognition of contingent consideration payable	—	15,166
Cash settlement of contingent consideration earned	(3,000)	(15,235)
Derecognition of remaining contingent consideration recorded in the consolidated statement of operations (within selling, general and administrative)	(1,248)	202
As of December 31,	$—	$4,248

On January 2, 2015, the Company was granted a full product license for BLONTRESS® (also known as AT-004). The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics, Inc. (“Vet Therapeutics”) shareholders per the terms of Vet Therapeutics merger agreement. Further, on February 24, 2015, in connection with the mutual termination of the Elanco Animal Health, Inc. (“Elanco”) Agreement for BLONTRESS (Note 12), the Company obtained consent from the shareholder representative of the former Vet Therapeutics shareholders that the $3,000 payment shall cause the Company to have no further obligation or liability under the merger agreement. The Company paid the $3,000 contingent consideration in March 2015. During the year ended December 31, 2015, the Company recorded a credit of $1,248 to selling, general and administrative expense to reduce the fair value of the contingent consideration to zero as a result of the agreement with the Vet Therapeutics shareholders.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value of the Company’s financial assets and liabilities which are not measured at fair value on a recurring basis was as follows:

	DECEMBER 31, 2015
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$39,710	$40,569

	DECEMBER 31, 2014
	CARRYING VALUE	FAIR VALUE
Financial liabilities:
Loan payable (Level 2)	$14,963	$14,933

Certain estimates and judgments were required to develop the fair value amounts. The fair value amount shown above is not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The fair value of loan payable was estimated using discounted cash flow analysis discounted at current rates.

Fair value information about the intangible assets that were impaired during the year ended December 31, 2015 (Note 8) was as follows:

		FAIR VALUE
	CARRYING	DECEMBER 31, 2015
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	IMPAIRMENT
Intellectual property rights for currently marketed products	$6,057	$—	$—	$6,057	$28,862
Intellectual property rights acquired for in-process research and development	9,010	—	—	9,010	14,536
	$15,067	$—	$—	$15,067	$43,398

The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis. (Note 8).

The fair value reflects intangible assets written down to fair value during the year ended December 31, 2015. Fair-value was determined using the income approach, specifically the multi-period excess earnings method, a form of a discounted cash flow method. The Company started with a forecast of all the expected net cash flows associated with the asset and then it applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

4.   Investments

Marketable Securities

Marketable securities consisted of the following:

	DECEMBER 31, 2015
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

At December 31, 2015 and 2014, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term-investments in the consolidated balance sheets.

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

5.   Inventories

Inventories are stated at the lower of cost or market and comprised of the following:

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Raw materials	$120	115
Work-in-process	441	$206
Finished goods	745	106
	$1,306	$427

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

6.   Property and Equipment, Net

Property and equipment, net consisted of the following:

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Laboratory and office equipment	$527	$478
Computer equipment and software	2,039	68
Furniture	132	71
Vehicles	11	34
Leasehold improvements	91	102
Construction in process	185	49
Total property and equipment	2,985	802
Less: Accumulated depreciation and amortization	(430)	(182)
Property and equipment, net	$2,555	$620

Depreciation expense was $296,  $152 and $16 for the years ended December 31, 2015, 2014 and 2013, respectively. No significant gains/losses were recognized during the years ended December 31, 2015, 2014 and 2013.

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

The Company completed its annual goodwill impairment testing during the third quarter of 2015. The Company elected to bypass the qualitative assessment. The Company determined as of the testing date that it consisted of one operating segment which is comprised of one reporting unit. In performing step one of the assessment, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the third quarter of 2015.

The Company during the fourth quarter of 2015, completed an interim impairment assessment due to a decline in market capitalization. In performing step one of the assessment, the Company determined that its fair value exceeded its carrying value by 93%. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the fourth quarter of 2015.

Subsequent to December 31, 2015, the Company experienced further declines and fluctuations in its market capitalization. The extent and duration of any decline in the Company’s market capitalization will be assessed in future periods against the Company’s carrying value to assess if there is an indication of impairment of the Company’s goodwill which was $39,781 as of December 31, 2015.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Goodwill as of December 31, 2015, was as follows:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$39,781	$—	$39,781

The change in the net book value of goodwill for the years ended December 31, 2015 and 2014, was as follows:

	2015	2014
As of January 1,	$41,398	$25,646
Acquisition	—	17,909
Effect of foreign currency exchange	(1,617)	(2,157)
As of December 31,	$39,781	$41,398

8.   Intangible Assets, net

The change in the net book value of intangible assets for the years ended December 31, 2015 and 2014, was as follows:

	2015	2014
As of January 1,	$62,323	$38,354
Acquisitions	—	29,400
Amortization expense	(1,544)	(1,891)
Effect of foreign currency exchange	(2,314)	(3,540)
Impairment	(43,398)	—
As of December 31,	$15,067	$62,323

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective lives of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 amounted to $1,544,  $1,891 and $298, respectively.  Indefinite-lived IPR&D intangible assets are not amortized until a product reaches its first conditional license or approval, then they are amortized over their estimated useful life.

Summary of estimated aggregate amortization expense of intangible assets for each of the five succeeding years as of December 31, 2015, was as follows:

YEAR ENDING DECEMBER 31,
2016	$381
2017	381
2018	381
2019	381
2020	$381

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Unamortized Intangible Assets

In January 2014, the Company completed its acquisition of Okapi Sciences (Note 17). The Company acquired certain identifiable intangible assets which relate to IPR&D.

Unamortized intangible assets as of December 31, 2015 and 2014, were as follows:

	NET
	CARRYING
	VALUE
	AS OF DECEMBER 31,
Unamortized intangible assets:	2015	2014
Intellectual property rights acquired for in-process research and development	$9,010	$25,860

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

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the product candidates could result in impairment charges in future periods.

Amortized Intangible Assets

Amortized intangible assets as of December 31, 2015, were as follows:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	AVERAGE
Amortized intangible assets:	VALUE	AMORTIZATION	VALUE	USEFUL LIFE
Intellectual property rights for currently marketed products:
BLONTRESS	$28,572	$23,103	$5,469	20	Years
TACTRESSTM(1)	$10,080	$9,492	$588	8.25	Years

(1) TACTRESS received a conditional license in early 2014 which initiated amortization for this intangible.

Accumulated amortization includes both amortization expense and asset impairment charges. Asset impairment charges to date are $20,228 and $8,634 for BLONTRESS and TACTRESSTM (also known as AT-005), respectively.

Impairment of Amortized Intangible Assets

BLONTRESS and TACTRESS

Since the Vet Therapeutics acquisition (October 2013) the Company has been performing various scientific and clinical activities to gain further knowledge around the science and efficacy of BLONTRESS and TACTRESS. The Company’s analysis of the clinical results indicated that TACTRESS did not seem to be adding significant progression free survival in canine T-cell lymphoma. In addition, scientific studies suggested that TACTRESS is not as specific to the target as expected. Given these clinical and scientific results, the Company no longer believes that TACTRESS will capture the desired T-cell lymphoma market opportunity.

TACTRESS is commercially available to all oncologists. The Company expects that some oncologists will continue to use TACTRESS in certain, limited settings. Feedback from its oncology advisors and oncologists is that while median progression-free survival would have been important for broad use, there is interest to explore the product in individual dogs especially given the limited effective treatment options in canine T-cell lymphoma.

With respect to BLONTRESS, scientific studies suggest that BLONTRESS is not as specific to the target as previously expected. The Company’s market research and interactions with veterinary oncologists indicate that high specificity, including binding and depletion, will likely be necessary to drive wide adoption of monoclonal antibody therapy given that canine B-cell is generally chemotherapy sensitive. Furthermore, the Company is aware of other emerging therapies that will compete in the B-cell lymphoma market, and believes that products with break-through benefit will dominate the market.

The first generation products, BLONTRESS and TACTRESS, are expected to continue to be available or become available to oncologists insofar as they are USDA licensed and the Company is manufacturing these products today. The Company believes the revenue and gross margin opportunity for the first generation monoclonal antibodies will be very modest and given that there are not alternative monoclonal antibodies available to veterinarian oncologists, the Company intends to maintain product availability. The Company intends to build awareness of monoclonal antibody therapy with BLONTRESS and TACTRESS and pursue second generation monoclonal antibodies and other product concepts in lymphoma.  These second generation products are likely several years away. The Company also intends to improve the gross margins for the second generation products. If the Company determines that it is unlikely to be successful in developing products with sufficient benefits at an economic gross margin, it would consider phasing out BLONTRESS and TACTRESS depending on product volumes.

The Company deemed the events and market projections described above to be indicators of potential impairment of its finite-lived intangible assets of BLONTRESS and TACTRESS during the third quarter of 2015. The Company performed impairment testing for intangible assets BLONTRESS and TACTRESS as of September 30, 2015 and recorded an impairment expense of $20,228 and $8,634, resulting in a net carrying value of $5,546 and $606 for BLONTRESS and TACTRESS, respectively.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

In conjunction with the Company’s impairment assessment, the Company re-evaluated the useful lives of BLONTRESS and TACTRESS and concluded that the useful life of BLONTRESS will remain at 20 years and the useful life of TACTRESS will be adjusted to 8.25 years. The conclusion of no change in the useful life for BLONTRESS was determined due to the fact that if and when competing therapies come, BLONTRESS for canine B-cell lymphoma is likely to have some demand that can be fulfilled at lower but economically viable production volumes. The new lower useful life for TACTRESS was concluded due to the Company determining that if and when competing therapies come, fulfilling the residual demand for TACTRESS for canine T-cell lymphoma at the lower production volumes would no longer be economically viable. The lower volume assumptions for TACTRESS, reflect the fact that the incidence of canine B-cell lymphoma is three-to-four times the incidence of canine T-cell lymphoma.

The Company determined the fair value for both BLONTRESS and TACTRESS using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from these technologies. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

Prior to the impairment assessment in the third quarter of 2015 as discussed above, the Company had conducted an impairment assessment in the first quarter of 2015 following the Company and Elanco mutually terminating the Elanco Agreement associated with BLONTRESS (Note 8) and concluded that the BLONTRESS intangible asset was not impaired at that time of the termination. As part of the assessment, the Company considered that the product would be made available in the second half of 2015, as well as manufacturing expenses, technology royalties, post-approval studies, marketing, and selling expenses to commercialize the product.

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the product candidates could result in impairment charges in future periods.

9.  Derivative Financial Instruments

The Company records all derivatives in the consolidated balance sheets at fair value in other long-term assets. In 2015, the Company’s derivative financial instrument, the Advaxis warrant, was not designated as a hedging instrument and was adjusted to fair value through earnings in other income (expense). During the year ended December 31, 2015, the Company exercised the Advaxis warrant (Note 12) and subsequently sold the shares of common stock received upon exercise.

The Company’s derivative instrument at gross fair value:

	FAIR VALUE OF DERIVATIVES NOT
	DESIGNATED AS HEDGING INSTRUMENT
	DECEMBER 31, 2015	DECEMBER 31, 2014
Derivative assets:
Warrant (Notes 3 and 12)	$—	$1,108

The gain recognized in other income (expense) for the year ended:

	GAIN RECOGNIZED IN
	OTHER INCOME (EXPENSE)
	YEAR ENDED
	DECEMBER 31,
	2015	2014	2013
Derivative assets:
Warrant	$1,274	$465	$	NA

During the year ended December 31, 2015, the Company exercised the warrant and recognized a gain of $1,274 in other income (expense), and subsequently sold the shares of common stock received upon exercise and recognized a gain of $341 in other income (expense).

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

10.   Debt

Loan and Security Agreement

On October 16, 2015, the Company entered into a Loan and Security Agreement with Pacific Western Bank (“Pacific Western Bank”) as collateral agent and a lender and Oxford Finance LLC (“Oxford” and together with Pacific Western Bank, the “Lenders”), pursuant to which the Lenders agreed to make available to the Company, term loans in an aggregate principal amount up to $35,000 (the “Term Loan”) and a revolving credit facility in an aggregate principal amount up to $5,000 (the “Revolving Line” and together with the Term Loan, the “Credit Extensions”) subject to certain conditions to funding. A term loan was made on October 16, 2015 in an aggregate principal amount equal to $35,000, and an advance under the Revolving Line was made on October 16, 2015 in an aggregate principal amount equal to $5,000. The Company is required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, is required to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The interest-only period can be extended by one year to May 1, 2018 if the Company has at least four products fully USDA- or FDA-approved, plus another product conditionally or fully approved, in each case for commercialization by December 31, 2016, and agree to certain other financial covenants with the Lenders. The Credit Extensions bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. All principal and accrued interest on the Term Loan are due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line are due on October 16, 2017 (the “Revolving Maturity Date”).

The Company used approximately $15,000 of the proceeds from the Credit Extensions to repay all the amounts owed under the Credit Facility, dated as of March 4, 2013, as amended, with Pacific Western Bank (as successor in interest to Square 1 Bank) and the lenders party thereto. The Company’s outstanding debt consisted of term loans under the Credit Facility of $15,000 at a fixed annual rate of 5.50%. The Company was obligated to make interest-only payments on any loans funded under the Credit Facility until June 13, 2016,

As security for the obligations under the Loan Agreement, the Company granted a security interest in substantially all of its existing and after-acquired assets except for its intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property.

Upon execution of the Loan Agreement, the Company was obligated to pay a facility fee to the Lenders of $150, and an agency fee to the Collateral Agent of $100. In addition, the Company is or will be obligated to pay a final payment fee equal to 3.30% of such Term Loan being prepaid or repaid with respect to the Term Loans upon the earliest to occur of the Term Loan Maturity Date, the acceleration of any Term Loan or the prepayment of a Term Loan. The Company will also be obligated to pay a termination fee equal to 3.30% of the highest outstanding amount of the Revolving Line with respect to the Revolving Line upon the earliest to occur of the Revolving Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The Company will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the Revolving Line.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. In addition, the Loan Agreement contains customary events of default that entitle the Lenders to cause the Company’s indebtedness under the Loan Agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement.

The Loan Agreement requires that the Company receive unrestricted net cash proceeds of at least $45,000 from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Company has at least three products fully USDA- or FDA approved for commercialization by December 31, 2016. Additionally, the Loan Agreement requires that the Company maintain certain minimum liquidity (approximately $20,000) at all times. At December 31, 2015, the Company was in compliance with all financial covenants. If these covenants are not met, the Company may be required to repay the Credit Extensions prior to December 31, 2016.

Impairment charges related to goodwill and intangible assets have no impact on the Company’s compliance with financial covenants contained in the Company’s Loan and Security Agreement.

On the issuance date of the Credit Extensions, the Company accounted for a portion of the transaction as a  debt modification of the Credit Facility dated March 4, 2013 with Pacific Western Bank and a portion as a new financing for the Credit Extensions from Oxford. In conjunction with the refinancing, the Company incurred $556 in lender and legal fees, of which $360 were recorded in the consolidated balance sheet as a reduction in note payable and $196 were expensed as interest expense. Debt issuance fees are amortized throughout the life of Credit Extensions using the straight line method which materially approximates effective interest rate method. Final payment and termination fees related to the Credit Extensions are being accreted to loan payable over the life of the

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Credit Extensions using the straight line method which materially approximates effective interest rate method. Amortization of debt issuance costs was $129 and $41 for the years ended December 31, 2015 and 2014, respectively.

The Company’s loan payable balance as of December 31, 2015 was as follows:

Principal amounts
Term Loan, due October 16, 2019	$35,000
Revolving Line, due October 16, 2017	5,000
Add: accretion of final payment and termination fees	77
Less: unamortized debt issuance costs	(367)
Loan payable	$39,710

Estimated future principal payments under the Loan and Security Agreement are as follows:

YEARS ENDING DECEMBER 31,
2016	$—
2017	15,500
2018	14,000
2019	10,500
2020	—
Thereafter	—
Total	$40,000

During the years ended December 31, 2015 and 2014, the Company recognized $1,579 and $875 of interest expense, respectively.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

11.   Accrued Expenses, Other Current Liabilities and Other Long-Term Liabilities

Accrued expenses, other current liabilities and other long-term liabilities consisted of the following:

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Accrued expenses:
Accrued payroll and related expenses	$1,922	$2,017
Accrued professional fees	388	429
Accrued royalty expense	1	72
Accrued interest expense	238	41
Accrued research and development costs	1,111	663
Accrued milestone	500	—
Accrued other	87	7
Total accrued expenses	$4,247	$3,229

Other current liabilities:
Early exercise of stock-based awards	$29	46
Other	8	$—
	$37	$46

Other long-term liabilities:
Deferred income	$122	$30
	$122	$30

12.   Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (the “RaQualia Agreements”) that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (ENTYCE®, also known as AT-002) and RQ-00000007 (GALLIPRANT®, also known as AT-001). The Company will be required to pay RaQualia milestone payments associated with GALLIPRANT and ENTYCE of up to $10,000 and $8,500, respectively, upon the Company’s achievement of certain development, regulatory and commercial milestones, as well as mid-single digit royalties on the Company’s product sales, if any. As of December 31, 2015, the Company had not accrued or paid any milestone or royalty payments since execution of the RaQualia Agreements.

It is possible that multiple milestones related to the RaQualia Agreements are achieved within the next twelve months totaling $11,500.  As of the date of this filing, the Company had achieved milestones totaling $3,000.

On July 12, 2012, the Company entered into an API Development Agreement with RaQualia (the “RaQualia API Agreement”) to develop the active pharmaceutical ingredient in relation to compound RQ-00000007 (AT-001). Under the terms of the RaQualia API Agreement, RaQualia was required to pay $800 to the Company upon execution of the agreement. The Company was also eligible to receive another $800 payment for the successful development and delivery of the API to RaQualia. The Company delivered the API to RaQualia during the fourth quarter of 2014. In October 2014, the Company received notice that API delivered to RaQualia was accepted. Per the terms of the RaQualia API Agreement, the Company was entitled to a  payment of $800 for the successful development and delivery of the API to RaQualia. The Company recognized $1,600 in other income, consisting of the $800 deferred income related to the payment received at execution and the $800 payment from RaQualia based on the successful delivery, during the fourth quarter of 2014. The RaQualia API Agreement expired by its own terms upon the Company receiving a technical section complete letter for CMC in 2015.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Pacira Pharmaceuticals, Inc. (“Pacira”)

On December 5, 2012, the Company entered into an Exclusive License, Development, and Commercialization Agreement with Pacira (the “Pacira Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for NOCITA® (also known as AT-003). The Company will be required to pay Pacira milestone payments of up to $42,000 upon the Company’s achievement of certain development, regulatory $2,000 and commercial $40,000 milestones, as well as tiered royalties on the Company’s product sales, if any. To date the Company had paid $500 in milestone payments and no royalties, and no amounts were accrued at December 31, 2015.

It is possible that multiple milestones related to the Pacira Agreement are achieved within the next twelve months totaling $2,000.

Other

BLONTRESS and TACTRESS Agreements

The Company has entered into agreements with counterparties to utilize technology in the production of BLONTRESS and TACTRESS. These agreements require the Company to pay low to mid-single digit royalties on net product sales of BLONTRESS and TACTRESS, and one of the agreements requires a minimum royalty of $70 that is subject to a yearly inflation index adjustment. The Company may also be required to pay up to $405 in sales milestones, based on future sales of certain products. These agreements would also apply to any other products that would utilize the technology. During the years ended December 31, 2015, 2014 and 2013, the Company had recognized $84,  $72 and $70 in royalty expense, respectively, related to these agreements.

Elanco Animal Health, Inc.

On December 6, 2012, Vet Therapeutics entered into an Exclusive Commercial License Agreement with Elanco (the “Elanco Agreement”), under which Vet Therapeutics granted a commercial license to Elanco for BLONTRESS for the United States and Canada.

On January 2, 2015, the Company was granted a full product license from the USDA for BLONTRESS. The approval resulted in a $3,000 milestone payment being earned and due to the Company per the terms of the Elanco Agreement. During the first quarter of 2015, the Company recognized $3,000 of licensing revenue related to the milestone payment.

On February 24, 2015, the Company and Elanco agreed to terminate the Elanco Agreement. In consideration for the return of the commercial license granted to Elanco, the Company paid Elanco $2,500 in March 2015, and will be required to pay an additional $500 upon the first commercial sale by the Company. At that time the Company determined that it is probable that the $500 payment will be paid, and recorded the $500 as a current liability in the first quarter of 2015. The Company currently believes the first commercial sale will occur in March 2016. The Company recorded the $3,000 paid to Elanco as a reduction in revenues received from Elanco as the payment was to re-acquire rights that the Company had previously licensed to Elanco.

On February 25, 2016, the Company and Elanco agreed to amend the terms related to the $500 payment due upon the first commercial sale by the Company. Under the amended terms, upon the first commercial sale, the Company will be required to pay quarterly, a small royalty per vial sold until $500 in royalties are paid or the end of two years. After two years, the Company will be required to pay Elanco $500 plus 10% interest, compounded annually against the unpaid balance, less any royalties paid during the two years. If during the two years following the first commercial sale, the Company withdraws BLONTRESS from the market and ceases all commercialization the remaining royalty and related interest is no longer payable.

Kansas Bioscience Authority (“KBA”) Programs

On March 6, 2012, the Company was awarded a research and development grant from KBA, a non-principal owner independent entity of the State of Kansas. The Company received $641 during the life of the agreement which concluded in May 2014. During the years ended December 31, 2015, 2014 and 2013, the Company recognized income of $0,  $62 and $478, respectively.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Advaxis Inc. (“Advaxis”)

On March 19, 2014, the Company entered into an Exclusive License Agreement with Advaxis (the “Advaxis Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for Advaxis’ ADXS-cHER2 for the treatment of osteosarcoma in dogs (“AT-014”) and three additional cancer immunotherapy products for the treatment of three other types of cancer. Under the terms of the Advaxis Agreement, the Company paid $2,500 in exchange for the license, 306,122 shares of common stock, and a warrant to purchase 153,061 shares of common stock. The consideration was allocated to the common stock and warrant based on their fair values on the date of issuance of $1,200 and $643, respectively. The remaining consideration of $657 was allocated to the licensed technology. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $657 was expensed upon acquisition. The Company will be required to pay Advaxis milestone payments of up to an additional $6,000 in clinical and regulatory milestones for each of the four products, assuming approvals in both cats and dogs, in both the United States and the European Union. In addition, the Company agreed to pay up to $28,500 in commercial milestones, as well as tiered royalties ranging from mid-single digit to 10% on the Company’s product sales, if any. As of December 31, 2015, the Company had not accrued or paid any milestone or royalty payments since execution of the Advaxis Agreement.

The Company does not expect to achieve milestones related to the Advaxis Agreement within the next twelve months.

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

In January 2015, Aratana sold 124,971 shares of Advaxis common stock for proceeds of $1,500 and recognized a gain of $1,010 in other income (expense). Further in April 2015, the Company sold the remaining 181,151 shares of Advaxis common stock for proceeds of $3,233, recognizing a gain of $2,523 in other income (expense) during the second quarter of 2015.

In May 2015, the Company, through net share settlement, exercised the Advaxis warrant for a total exercise price equivalent to $750 and received 116,411 net shares of Advaxis common stock. Subsequently, the Company sold this Advaxis common stock for proceeds of $2,724, a gain of $341, recorded in other income (expense) during the second quarter of 2015.

VetStem BioPharma, Inc. (“VetStem”)

On June 12, 2014, the Company entered into an Exclusive License Agreement with VetStem (the “VetStem Agreement”) that granted the Company the exclusive United States rights for commercialization and development of VetStem’s allogeneic stem cells being developed for the treatment of pain and inflammation of canine osteoarthritis (“AT-016”). VetStem is responsible for the development and obtaining regulatory approval of AT-016 and the Company is responsible for the commercialization of licensed products. Under the terms of the VetStem Agreement, the Company paid an initial license fee of $500. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health.

Accordingly, in-process research and development of $500 was expensed upon acquisition. The Company will be required to pay VetStem milestone payments of up to $4,200 upon VetStem’s achievement of certain development and regulatory milestones, as well as tiered royalties in the low double digit percentages on the Company’s product sales, if any. The Company could be required to pay to VetStem up to $3,600 in reimbursement for development expenses, unless additional monies are approved by the joint steering committee. In 2015, the Company paid milestones of $300. No royalties or milestone payments were accrued as of December 31, 2015.

The Company believes it is possible, but not probable that VetStem might achieve multiple milestones totaling $700 related to the VetStem Agreement within the next twelve months.

Atopix Therapeutics Ltd.

On October 10, 2014, the Company entered into an Exclusive License Agreement with Atopix (the “Atopix Agreement”) that granted the Company an exclusive global license for development and commercialization of animal health products containing the active pharmaceutical ingredient included in Atopix’s CRTH2 antagonist product for the treatment of atopic dermatitis (“AT-018”). Under the terms of the Atopix Agreement, the Company paid an initial license fee of $1,000. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development of $1,000 was expensed upon acquisition. The Company will be

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

required to pay Atopix milestone payments of up to an additional $4,000 in clinical and regulatory milestones, assuming approvals in both cats and dogs, in both the United States and the European Union, as well as tiered royalties in the mid-single digits on the Company’s product sales, if any. As of December 31, 2015 and December 31, 2014, the Company had paid $500 and $0 in milestone payments respectively, no royalties, and no milestones or royalty payments had been accrued.

The Company does not expect to achieve milestones related to the Atopix Agreement within the next twelve months.

Exclusive Option Programs

The Company’s business model is to identify innovative proprietary compounds from human biopharmaceutical companies and to develop these product candidates into regulatory-approved therapeutics specifically for use in pets. To this end, the Company has developed a process in which, in exchange for a fee, it enters into a time-limited option agreement (the “Exclusive Option Program”) with a biopharmaceutical company (the “Potential Licensor”). During the option period the Company obtains from the Potential Licensor the data and information necessary to perform studies to evaluate the compound itself or through a cooperative research and development agreement. Once the Company has evaluated the compound, it can choose to either terminate the Exclusive Option Program with no further obligation, or exercise the option to enter into an exclusive, worldwide license agreement (the “License Agreement”) to develop and commercialize products for non-human animal health applications. The fee associated with the Exclusive Option Program is generally non-refundable and non-creditable.

The principal terms of any License Agreement entered into by the Company will generally consist of an exclusive, world-wide license to all non-human animal health applications in exchange for an upfront license fee, milestone payments upon the achievement of certain regulatory milestones, as well as royalties on sales.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized research and development expenses of $270,  $307  and $915, respectively, due to Exclusive Option Programs.

13.   Common Stock

As of December 31, 2015, there were 34,563,816 shares of the Company’s common stock outstanding, net of 441,800 shares of unvested restricted common stock. As of December 31, 2014, there were 34,147,861 shares of the Company’s common stock outstanding, net of 561,651 shares of unvested restricted common stock.

Authorized Common Stock

In February 2013, the Board of Directors of the Company approved an amendment of the Company’s Certificate of Incorporation and increased the number of authorized shares of common stock to 25,041,667. On July 2, 2013, the Company increased the number of authorized shares of its common stock from 25,041,667 to 100,000,000, par value $0.001 per share.

Voting Rights

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Board of Directors, if any. As of December 31, 2015 and 2014, the Board of Directors had not declared any dividends in any period.

Stock-Based Awards

During the year ended December 31, 2013, the Company issued common stock pursuant to the 2010 Equity Incentive Plan (Note 14) and the 2013 Incentive Award Plan (Note 14).  During the years ended December 31, 2015 and 2014, the Company did not reacquire any unvested shares of common stock from its terminated employees that had been issued upon the exercise of a stock option prior to its vesting. During the years ended December 31, 2015 and 2014, the Company issued common stock pursuant to the 2013 Incentive Award Plan (Note 14).

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

Sales Agreement

On October 16, 2015, the Company entered into a Sales Agreement with Barclays Capital Inc. (“Barclays”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on The NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares, if any. As of the date of this filing the Company has not sold any shares pursuant to the Sales Agreement.

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

The 2010 Plan permits the exercise of stock options granted under the plan before the options are fully vested. If a stock option is early exercised in this circumstance, the issued common stock is subject to restrictions on the sale or transfer by the holder that lapse according to the vesting terms of the early-exercised stock option. Unvested shares may not be sold or transferred by the holder. In the event of termination of the holder’s employment, any unvested shares received upon early exercise are subject to repurchase by the Company, typically at the lesser of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. During the year ended December 31, 2012, the Company granted three restricted stock awards under the 2010 Plan that were subject to repurchase at the greater of (1) the original purchase price per share or (2) the fair value of the common share on the date of termination. Only one of these three restricted stock awards remain outstanding as of December 31, 2015.

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

Stock Options

At the year ended December 31, 2015,  71,459 shares of restricted common shares issued due to early exercises were unvested and subject to repurchase. Early exercise is not considered an exercise for accounting purposes and, therefore, any payment for unvested shares is recognized as a liability at the original exercise price. As of December 31, 2015 and 2014, the liability related to the early exercise of awards was $30 and $76,  respectively, and was recorded in other current liabilities and other long-term liabilities. During the year ended December 31, 2013, the Company repurchased 33,447 unvested shares from terminated employees. No early exercised stock option shares were repurchased by the Company during the years ended December 31, 2015 and 2014.

Activity related to stock options for the year ended December 31, 2015, was as follows:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2014	170,466	$1.71	8.05	$2,746
Granted	—	—
Exercised	(57,652)	0.43
Forfeited	(26,324)	0.45
Expired	—	—
Outstanding as of December 31, 2015	86,490	$2.95	7.09	$228
Options vested and expected to vest as of December 31, 2015	85,385	$2.92	7.09	$227
Options exercisable as of December 31, 2015	86,213	$2.94	7.09	$228

No stock options were granted in 2015 and 2014, for the year ended December 31, 2013, the weighted average grant date fair value of stock options granted was $ 2.48. For the years ended December 31, 2015, 2014, and 2013, the total intrinsic value of options exercised was $786,  $871 and $4,840, respectively. For the years ended December 31, 2015, 2014 and 2013 the total fair value of awards vested during the period was $140,  $765 and $98, respectively. The Company received cash proceeds of $25,  $19 and $153 from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013, respectively, of which $0,  $0 and $97 were from the early exercise of stock options, respectively.

During 2014, there were three awards subject to modification accounting under ASC 718-20-35-3 through 35-4. Per terms of separation with a former employee, all unvested shares of restricted stock held by the employee became fully vested upon the employee’s employment termination. In addition, six months of accelerated vesting was granted for the former employee’s two stock option awards. As the employee would have forfeited the unvested awards upon termination according to the awards’ original terms, the awards would not be expected to vest under the original vesting conditions. The accelerated/full vesting of the unvested awards resulted in a Type III modification. The incremental fair value was equal to the fair value of the awards on the modification date. This amount was recognized immediately as the awards did not require further service. The incremental expense for the stock option awards and restricted stock award was $327 and $649, respectively.

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

Activity related to restricted stock for the year ended December 31, 2015, was as follows:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	91,334	$0.94
Restricted common stock issued	—	—
Restricted common stock vested	(54,256)	0.37
Restricted common stock forfeited	—	—
Unvested restricted common stock as of December 31, 2015	37,078	$0.36

No restricted stock was granted in 2015 and 2014. For the year ended December 31, 2013, the weighted average grant date fair value of restricted stock granted was $2.59. For the years ended December 31, 2015, 2014 and 2013, the total fair value of restricted shares vested was $731,  $2,615 and $2,257, respectively. As of December 31, 2015, 2014 and 2013, 37,078,  91,334 and 237,740 shares of common stock related to restricted stock awards were unvested and subject to repurchase, respectively.

2013 Incentive Award Plan

In 2013, the Company’s Board of Directors adopted and stockholders approved the 2013 Plan which became effective upon the day prior to the effective date of the Company’s initial public offering. The 2013 Plan currently allows for the issuance of up to 3,222,298 shares of common stock, plus any additional shares represented by the 2010 Plan that are forfeited or lapse unexercised. The number of shares of common stock that may be issued under the plan is also subject to an annual increase on January 1st of each calendar year beginning in 2014 and ending in 2023, equal to the lesser of (i) 1,203,369 shares, (ii) 4% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (iii) and amount determined by the Board of Directors. As of December 31, 2015, there were 847,103 shares available for future grant under the 2013 Plan. On January 1, 2016, the annual increase was determined to be 1,203,369.

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

Stock Options

During the year ended December 31, 2015, the Company granted under the 2013 Plan stock options for the purchase of 523,350 shares of common stock to certain employees and non-employee directors. The vesting conditions for most of these awards are time-based, and the awards typically vest 25% after one year and monthly thereafter for the next 36 months. Awards typically expire after 10 years.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Activity related to stock options for the year ended December 31, 2015, was as follows:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2014	1,481,866	$17.13	8.96	$3,835
Granted	523,350	16.14
Exercised	(32,761)	8.76
Forfeited	(182,945)	18.96
Expired	(61,311)	23.55
Outstanding as of December 31, 2015	1,728,199	$16.57	8.31	$—
Options vested and expected to vest as of December 31, 2015	1,642,972	$16.59	8.31	$—
Options exercisable as of December 31, 2015	610,406	$16.54	7.88	$—

For the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of stock options granted was $10.09,  $12.84 and $9.16, respectively. For the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised was $267,  $214 and $0 (no exercises occurred), respectively. For the years ended December 31, 2015, 2014 and 2013, the total fair value of awards vested during the period was $5,660,  $1,888 and $0 (no awards vested), respectively. The Company received cash proceeds of $287,  $206 and $0 (no exercises occurred) from the exercise of stock options for the years ended December 31, 2015, 2014 and 2013, respectively.

Restricted Common Stock

The Company’s 2013 Plan provides for the award of restricted common stock. The Company has granted restricted common stock typically with time-based vesting conditions, having terms of between several months and four years. The awards granted in 2015 to executives and non-executives typically vest in three annual installments of 33.3% each year for three years. In 2016, the vesting conditions for executive awards changed so that the awards vest in 12 quarterly installments of 8.33% per quarter for three years, similar to the vesting conditions for executive awards in 2014. Awards granted to consultants typically vest in accordance with the expected term length of the consulting arrangement. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting.

Activity related to restricted stock for the year ended December 31, 2015, was as follows:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2014	277,844	$16.92
Restricted common stock issued	230,400	17.14
Restricted common stock vested	(151,131)	15.85
Restricted common stock forfeited	(23,850)	14.00
Unvested restricted common stock as of December 31, 2015	333,263	$17.77

For the years ended December 31, 2015, 2014 and 2013, the weighted average grant date fair value of restricted common stock granted was $17.14, $16.73 and $18.91, respectively. For the years ended December 31, 2015, 2014 and 2013, the total fair value of

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

restricted common stock vested was $1,893,  $94 and $25, respectively. The Company received no proceeds for any of the restricted common stock granted during the years ended December 31, 2015, 2014 and 2013.

Stock-Based Compensation

The fair value of each stock option award is estimated using the Black-Scholes option-pricing model. Prior to 2014, due to the lack of company- specific historical and implied volatility information the Company estimated its expected volatility based on the historical volatility of the Company’s publicly-traded peer companies. Beginning in the first quarter of 2014, the Company began to base expected volatility on historical volatility of the Company’s common stock, as adequate historical data regarding the volatility of the Company’s common stock price had become available.  The expected term of the Company’s stock options has been determined utilizing the “simplified” method as the Company has insufficient historical experience for option grants overall, rendering existing historical experience irrelevant to expectations for current grants. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The relevant data used to determine the value of the stock option grants, presented on a weighted average basis, was as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Risk-free interest rate	1.38%	1.88%	1.59%
Expected term (in years)	6.1	6.1	6.1
Expected volatility	70%	84%	66%
Expected dividend yield	—%	—%	—%

Compensation expense related to restricted stock granted to employees and non-employee directors is equal to the excess, if any, of the fair value of the Company’s common stock on date of grant over the original purchase price per share, multiplied by the number of shares of restricted common stock issued for employees. Compensation expense related to restricted stock granted to non-employees is equal to the excess, if any, of the fair value of the Company’s common stock on date of vesting over the original purchase price per share, multiplied by the number of shares of restricted common stock vesting.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Research and development	$1,646	$1,611	$419
Cost of product sales	118	48	—
Selling, general and administrative	6,828	5,471	606
	$8,592	$7,130	$1,025

As of December 31, 2015, the Company had an aggregate of $10,372 and $4,570 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over 2.37 years and 1.68 years, respectively.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

15.   Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013

Numerator:
Net loss attributable to common stockholders	$(84,054)	$(38,816)	$(6,938)
Denominator:
Weighted average shares outstanding – basic and diluted	34,355,525	29,767,429	11,059,382
Net loss per share attributable to common stockholders – basic and diluted (1)	$(2.45)	$(1.30)	$(0.63)
__________________

(1)	All per share amounts and shares outstanding for all periods reflect the 1-for-1.662 reverse stock split, which was effective May 22, 2013.

Stock options for the purchase of 1,814,689,  1,789,305, and 1,294,146 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2015, 2014 and 2013, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

16.   Commitments and Contingencies

Operating Leases

Future minimum lease payments for operating leases as of December 31, 2015, were as follows:

YEAR ENDING DECEMBER 31,
2016	598
2017	605
2018	590
2019	466
2020 and thereafter	526
Total	$2,785

The Company leases facilities and certain operating equipment under operating leases expiring through 2021. The Company incurred rent expense of $678,  $565 and $177 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

The Company had a contractual contingent purchase price consideration obligation related to acquisitions, as follows (in thousands):

			Maximum
			Remaining	Remaining
			Earn-out	Earn-out	Estimated
			Potential	Period	Fair Value	Payments
		Acquisition	as of	as of	as of	made
		Date Fair	December 31,	December 31,	December 31,	during
Acquisition	Acquisition Date	Value	2015	2015	2015	2015
Vet Therapeutics	October 15, 2013	$3,810	$—	—	$—	$3,000
			$—	—	$—	$3,000

On January 2, 2015 the Company was granted a full product license for BLONTRESS. The approval resulted in $3,000 of the contingent consideration being earned and due to the former Vet Therapeutics shareholders per the terms of Vet Therapeutics merger. Further, on February 24, 2015 in connection with the mutual termination of the NAH Agreement for BLONTRESS, the Company’s obligation to pay additional consideration to the Vet Therapeutics shareholders upon achievement of certain manufacturing milestones ended. The Company paid the $3,000 contingent consideration in March 2015. During the first quarter of 2015, the Company recorded a credit of $1,248 to reduce the fair value of the contingent consideration to zero as a result of the agreement the Vet Therapeutics shareholders.

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements, from services to be provided by the Company, or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with certain of its officers and members of its Board of Directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, not readily quantifiable. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2015 or 2014.

17.   Business Combinations

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

Acquisition of Vet Therapeutics, Inc.

On October 15, 2013, the Company acquired Vet Therapeutics, a San Diego, California based company with a proprietary antibody-based biologics platform. This acquisition further expanded the existing Company pipeline.  The aggregate purchase price was approximately $51,515, which consisted of $30,005 in cash, 624,997 shares of Aratana’s common stock with an acquisition date fair value of $14,700, a promissory note in the principal amount of $3,000 with a maturity date of December 31, 2014, and contingent consideration of up to $5,000 with an acquisition-date fair value of $3,810. The promissory note bore interest at a rate of 7% per annum, payable quarterly in arrears, and was subject to prepayment in the event of a specified equity financing by the Company. The Company could have paid up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for BLONTRESS. On February 4, 2014 the promissory note and accrued interest was paid in cash in the amount of $3,020. On March 5, 2015 the contingent consideration was settled in the amount of $3,000.

Included in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013, is revenue totaling approximately $273 and $123, respectively, related to Vet Therapeutics. The amount of goodwill from this acquisition is not deductible for tax purposes.

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

Fair Value of Contingent Consideration: The Company agreed to pay up to $5,000 in contingent cash consideration in connection with the achievement of certain regulatory and manufacturing milestones for BLONTRESS. Contingent consideration is recorded as a liability and measured at fair value using a discounted cash flow model utilizing significant unobservable inputs, including the probability of achieving each of the potential milestones and an estimated discount rate commensurate with the risks of the expected cash flows attributable to the milestones. This resulted in aggregate contingent purchase consideration of $3,810. Significant increases or decreases in any of the probabilities of success would result in a significantly higher or lower fair value, respectively, and commensurate changes to this liability. The fair value of contingent consideration and the associated liability was adjusted to fair value at each reporting date until actual settlement occurred, with the changes in fair value reflected in earnings.

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

The Company’s allocation of the purchase price to the assets acquired and liabilities assumed was as follows:

Cash	$12
Inventories	173
Other current assets	5
Property and equipment	73
Other long-term assets	3
Identifiable intangible assets	38,652
Accounts payable and accrued expenses	(273)
Deferred revenue	(55)
Deferred tax liabilities, net	(12,722)
Total identifiable net assets	$25,868
Goodwill	25,646
Total net assets acquired	$51,514
Less:
Merger shares	14,700
Promissory note	3,000
Contingent consideration	3,810
Cash paid	$30,005

The following are the intangible assets acquired by drug program and their estimated useful lives as of the date of the acquisition:

	FAIR VALUE	USEFUL LIFE
AT-004 (Antibody for B-cell lymphoma)	$28,572	20 years
AT-005 (Antibody for T-cell lymphoma)	10,080	20 years
Total intangible assets subject to amortization	$38,652

The identifiable intangible assets recognized by the Company as a result of the Vet Therapeutics acquisition relate to Vet Therapeutics’ technology, and consist primarily of its intellectual property related to Vet Therapeutics’ B-cell and T-cell antibodies, and the estimated net present value of future cash flows from commercial agreements related to the B-cell technology.

The Vet Therapeutics B-cell technology, which is now referred to as BLONTRESS, was valued using the discounted cash flow method, a form of the income approach, which incorporates the estimated royalty income and milestone payments to be generated from this technology. The estimated cash flows are then discounted to present value. Accordingly, the primary components of this method consist of the determination of cash flows, the probability of achieving and the anticipated timing of the milestone payments, and an appropriate rate of return.

The Vet Therapeutics T-cell technology, which was considered in-process research and development at the acquisition date and which is now referred to as TACTRESS, was valued using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from this technology. Excess earnings are the earnings remaining after deducting the market rates of return on the estimated values of contributory assets, including debt-free net working capital, tangible, and intangible assets. The excess earnings are thereby calculated for each year of a multi-year projection period and discounted to

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

present value. Accordingly, the primary components of this method consist of the determination of excess earnings and an appropriate rate of return.

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

Pro Forma Financial Information

The following pro forma financial information summarizes the combined results of operations for the Company as though the acquisition of Okapi Sciences occurred on January 1, 2013 and acquisition of Vet Therapeutics occurred on January 1, 2012. The unaudited pro forma financial information was as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013
	(Unaudited)	(Unaudited)
Revenue	$767	$2,570
Loss from operations	(41,314)	(22,977)
Loss before income taxes	$(39,979)	$(24,448)
Net loss per share before income taxes – basic and diluted	$(1.34)	$(1.95)

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

18.   Income Taxes

The components of income from continuing operations before income taxes benefit were as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
U.S.	$(65,481)	$(34,256)	$(19,660)
Non-U.S.	(20,271)	(6,003)	—
Income from continuing operations	$(85,752)	$(40,259)	$(19,660)

The components of the income tax benefit were as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Current:
Federal	$—	$—	$
State	—	—
Deferred:
Federal	—	—		10,782
State	—	—		1,940
Foreign	1,698	1,443		—
Total	$1,698	$1,443		$12,722

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate was as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax benefit	2.5	1.1	7.2
Non-deductible expenses	(1.1)	(3.0)	(2.5)
Research credits	0.4	0.8	0.9
Losses benefitted/(not benefitted)	(33.8)	(29.3)	25.3
Total	2.0%	3.6%	64.9%

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Net deferred tax assets consisted of the following:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Net operating loss carry forwards	$26,670	$12,196	$3,180
Capitalized start-up costs	6,645	7,151	3,751
Tax credit carry forwards	1,308	1,062	784
Other temporary differences	3,451	1,469	1,421
Capitalized research and development, net	11,911	10,378	5,788
Total deferred tax assets	49,985	32,256	14,924
Valuation allowance	(46,885)	(14,747)	(3,118)
Net deferred tax assets	3,100	17,509	11,806
Intangibles, net	(3,041)	(19,356)	(11,790)
Depreciation	(59)	(18)	(16)
Total deferred tax liabilities	(3,100)	(19,374)	(11,806)
Net deferred tax liability	$—	$(1,865)	$—

As of December 31, 2015, the Company had net operating loss carryforwards for federal and state income tax purposes of $44,247 and $42,381, respectively, which begin to expire in fiscal year 2031 and 2020, respectively. Approximately $1,209 of the federal and state net operating loss carryforwards relate to excess tax deductions from share-based payments, the tax benefits of which would be credited to additional paid-in capital when the deductions reduce cash taxes payable.

As of December 31, 2015, the Company had federal and state research and development tax credit carryforwards of $935 and $567, respectively, which begin to expire in fiscal year 2031 and until utilized, respectively. Additionally, $4,038 of excess tax deductions from share-based payments were capitalized in 2014 and are being amortized over 15 years for tax purposes. The tax benefits of these items would be credited to additional paid-in capital when the deductions reduce cash taxes payable. The Company has approximately $31,546 of foreign net operating loss carryforward, which may be carried forward indefinitely.

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss carryforwards and research and development credits. Under the applicable accounting standards, management has considered the Company’s history of losses and concluded that it is more likely than not that the Company will not recognize the benefits of net federal and state deferred tax assets. Accordingly, a full valuation allowance of the net U.S. deferred tax asset had been established at December 31, 2015 and 2014.

The Company recognized a deferred tax benefit of approximately $1,698 during 2015 for losses incurred in Belgium. On January 6, 2014, we acquired Okapi Sciences. As a result of the acquisition, we recorded approximately $3,786 of net deferred tax liability primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered a source of future taxable income in determining the realizability of our deferred tax assets. During 2014, we recognized approximately $1,443 of income tax benefit for losses incurred in Aratana NV. During 2013, as a result of the acquisition of Vet Therapeutics, the Company recorded approximately $12,722 of net deferred tax liability, primarily related to the step-up of intangible assets for book purposes. The taxable temporary difference from the acquisition is considered as a source of future taxable income in determining the realizability of the Company’s deferred tax assets. The Company recognized a deferred tax benefit of approximately $12,722 due to a release of the valuation allowance against the Company’s federal deferred tax assets of $10,782 and a change in the valuation allowance against our state deferred tax assets of $1,940.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2015,  2014 and 2013, were as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Valuation allowance as of beginning of year	$14,747	$3,118	$8,065
Decreases recorded as income tax benefit	—	—	(4,947)
Increases due to acquisitions	—	271	—
Increases due to operations	32,138	11,358	—
Valuation allowance as of end of year	$46,885	$14,747	$3,118

The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2015 and 2014. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s consolidated statements of operations.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s major taxing jurisdictions include the U.S. federal and states, and Belgium. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company’s federal income tax return for 2013 is currently under examination by the Internal Revenue Service. The Company does not expect that the examination would result in any significant adjustments to the taxable loss previously reported. The Company’s tax years are still open under statute from 2012 to the present. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax expense in the consolidated statements of operations.

On December 18, 2015, the Consolidated Appropriations Act, 2016 (Pub. L. 114-113)("the 2015 Act") was signed into law, retroactively reinstated research credit for qualified research expenses ("QREs") paid or incurred in 2015, and made the credit permanent. Under the accounting guidance on this topic, the effects are recognized as a component of income tax expense or benefit from continuing operations in the consolidated financial statements for the interim or annual period that includes the enactment date.

19.   Variable Interest Entity

ViroVet BVBA

During the third quarter of 2015, the Company reviewed certain operations of its wholly owned subsidiary, Aratana NV. As a result, the Company made the strategic decision to wind down pre-clinical discovery efforts being performed at Aratana NV and focus future efforts of Aratana NV on clinical assets, the development of core legacy programs, i.e. AT-001, AT-002 and AT-003 for EU approval, business development and monetization of production animal assets and know-how obtained in the acquisition of Okapi Sciences. To facilitate this reorganization, the Company via Aratana NV, along with the former General Manager of Aratana NV, the current General Manager of Aratana NV and a consultant to the Company formed ViroVet BVBA (“ViroVet”) during the third quarter. During the third quarter of 2015, the Company began to transition employees from Aratana NV to ViroVet. The Company plans to transition selected Aratana NV employees, assets and liabilities over the next six months to ViroVet to further pursue the research and development of production animal products. These employees will be focused on the advancement of production animal assets/know-how and the securing of additional funding for future operations.

Except for the financing matters described below, the Company will have little to no involvement in the operations of ViroVet.

Equity Investment

In July 2015, the Company paid $2  and committed another $4 for 28% ownership interest in ViroVet. The Company has no further obligation to provide any further capital.

Convertible Loan Agreement

On September 11, 2015, Aratana NV and ViroVet executed a convertible loan agreement in which Aratana NV agreed to loan ViroVet $335 (€300) on September 15, 2015. The proceeds from the loan require ViroVet to use the monies towards the development and operations of ViroVet in accordance with the budget prepared by ViroVet. The loan bears interest at 7% and is unsecured.

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

Primary Beneficiary

The Company determined ViroVet is a VIE and it had a controlling financial interest in ViroVet due to the Company having the power to direct the activities of ViroVet that most significantly impact ViroVet’s economic performance and having the obligation to absorb losses or receive benefits. The Company will continue to consolidate ViroVet unless a reconsideration event occurs, for example, an equity financing.

Total assets and liabilities of the Company’s consolidated VIE were not material as of December 31, 2015.

For the year ended December 31, 2015, ViroVet’s net loss and non-controlling interest was not material and is included in the Company’s consolidated statement of operations. Creditors in ViroVet only have recourse to the assets owned by the VIE and not to the Company’s general credit. The Company currently does not have implicit support arrangements with ViroVet.

20.   Related Party Transactions

MPM Asset Management, LLC

The Company subleased office space (Heartland House in Kansas City, Kansas) and received office related services from MPM Asset Management, LLC, formerly an affiliate of two of the Company’s principal stockholders. Rent paid in each of the years ended December 31, 2015, 2014 and 2013, was $50,  $67 and $67, respectively. This sublease ended December 31, 2015.

The Company leased office space (Boston) and received certain office-related services. The term of the agreement was from February 9, 2013 through December 31, 2013. The Company then leased this space month-to-month through June 2014. Rent and services paid in the years ended December 31, 2014 and 2013, was $60 and $52, respectively.

MPM Heartland House, LLC

The Company leased its former corporate headquarters office space in Kansas City, Kansas from MPM Heartland House, LLC, a company in which the current Chief Executive Officer and President of the Company, also a director of the Company, is the principal owner. Rent paid for the years ended December 31, 2015, 2014 and 2013, were $131,  $113 and $60, respectively. The most recent lease period was from May 1, 2013 to December 31, 2015. The Company believes the terms of the lease agreement with MPM Heartland House were no less favorable than those that the Company could have obtained from an unaffiliated third party. Also, the Company had a services agreement with MPM Heartland House, LLC which included the lease of the furniture, janitorial and other services to care for the property. Service charges for the years ended December 31, 2015, 2014 and 2013, were $33,  $33 and $5, respectively.

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

ARATANA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

21.  Selected Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial data for each of the quarters in the years ended December 31, 2015 and 2014 (in thousands, except per share data), was as follows:

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$156	$230	$229	$63
Gross profit	46	121	91	55
Net loss	(8,774)	(7,983)	(54,442)	(12,855)
Basic and diluted– loss per common share:
Net loss per common share (1)	$(0.26)	$(0.23)	$(1.58)	$(0.37)
Weighted average number of common shares outstanding, basic and diluted	34,193,994	34,278,105	34,405,646	34,540,001

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net revenue	$176	$300	$43	$248
Gross profit	176	300	43	(85)
Net loss	(9,152)	(9,278)	(10,130)	(10,256)
Basic and diluted– loss per common share:
Net loss per common share (1)	$(0.34)	$(0.32)	$(0.35)	$(0.30)
Weighted average number of common shares outstanding, basic and diluted	26,765,565	28,761,326	29,348,375	34,118,255

__________________

(1)

Net loss available to common stockholders and basic and diluted net loss per common share are computed consistent with annual per share calculations described in Notes 2 and 15 (Net Loss Per Share) of its consolidated financial statements included elsewhere in this Annual Report on Form 10-K.