Form 10-Q
period 2016-03-31
ARATANA THERAPEUTICS, INC.
filed 2016-05-06
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35952

ARATANA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3826477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11400 Tomahawk Creek Parkway

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

As of May 2, 2016, there were 35,347,186 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in thousands, except share and per share data)

	MARCH 31, 2016	DECEMBER 31, 2015
Assets
Current assets:
Cash and cash equivalents	$13,814	$26,755
Short-term investments	58,999	59,447
Accounts receivable, net	11	60
Inventories	2,353	1,306
Prepaid expenses and other current assets	1,879	1,451
Total current assets	77,056	89,019
Property and equipment, net	2,417	2,555
Goodwill	40,472	39,781
Intangible assets, net	15,411	15,067
Restricted cash	350	350
Other long-term assets	288	294
Total assets	$135,994	$147,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,380	$1,400
Accrued expenses	2,236	4,247
Other current liabilities	21	37
Total current liabilities	8,637	5,684
Loans payable, net	39,830	39,710
Other long-term liabilities	604	122
Total liabilities	49,071	45,516
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015, 34,701,500 and 34,563,816 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	35	35
Treasury stock	(1,088)	(1,088)
Additional paid-in capital	266,204	263,941
Accumulated deficit	(170,085)	(152,018)
Accumulated other comprehensive loss	(8,143)	(9,320)
Total stockholders’ equity	86,923	101,550
Total liabilities and stockholders’ equity	$135,994	$147,066

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Revenues
Licensing and collaboration revenue	$151	$—
Product sales	21	156
Total revenues	172	156
Costs and expenses
Cost of product sales	19	110
Royalty expense	18	20
Research and development	10,749	6,221
Selling, general and administrative	6,551	4,185
Amortization of acquired intangible assets	95	483
Total costs and expenses	17,432	11,019
Loss from operations	(17,260)	(10,863)
Other income (expense)
Interest income	77	71
Interest expense	(849)	(218)
Other income (expense), net	(35)	1,965
Total other income (expense)	(807)	1,818
Loss before income taxes	(18,067)	(9,045)
Income tax benefit	—	271
Net loss	$(18,067)	$(8,774)
Net loss per share, basic and diluted	$(0.52)	$(0.26)
Weighted average shares outstanding, basic and diluted	34,653,479	34,193,994

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

(Amounts in thousands, except share and per share data)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Net loss	$(18,067)	$(8,774)

Other comprehensive income/(loss):
Foreign currency translation adjustment	1,177	(4,581)
Unrealized gain on available-for-sale securities	—	1,664
Net gain reclassified into income on sale of available-for-sale securities	—	(1,010)
Other comprehensive income/(loss)	1,177	(3,927)
Comprehensive loss	$(16,890)	$(12,701)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in thousands)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Cash flows from operating activities
Net loss	$(18,067)	$(8,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,253	2,360
Depreciation and amortization expense	244	520
Gain on sale of marketable securities	—	(1,010)
Non-cash interest expense	120	10
Change in fair value of contingent consideration	—	(1,248)
Change in fair value of derivative instruments	—	(958)
Deferred tax benefit	—	(271)
Changes in operating assets and liabilities:
Accounts receivable, net	49	227
Inventories	(1,047)	(218)
Prepaid expenses	(406)	(197)
Other assets	17	—
Accounts payable	4,978	630
Accrued expenses and other liabilities	(1,550)	(77)
Net cash used in operating activities	(13,409)	(9,006)
Cash flows from investing activities
Purchases of property and equipment, net	(6)	(49)
Proceeds from sales of marketable securities	—	1,500
Purchase of investments	(196,399)	(193,000)
Proceeds from maturities of investments	196,847	224,000
Net cash provided by investing activities	442	32,451
Cash flows from financing activities
Cash paid for contingent consideration	—	(3,000)
Net cash used in financing activities	—	(3,000)
Effect of exchange rate on cash	26	(104)
Net increase/(decrease) in cash and cash equivalents	(12,941)	20,341
Cash and cash equivalents, beginning of period	26,755	9,823
Cash and cash equivalents, end of period	$13,814	$30,164
Supplemental disclosure of cash flow information
Cash paid for interest	$721	$206

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $170,085 as of March 31, 2016. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments on hand will be sufficient to fund operations at least through March 31, 2017. As disclosed in Note 8 to the consolidated financial statements, the Company has a term loan and a  revolving credit facility with an aggregate principal balance of $40,000 as of March 31, 2016. The terms of this agreement require the Company to receive unrestricted net cash proceeds of at least $45,000 from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that the Company have at least three products fully United States Department of Agriculture (“USDA”) or U.S. Food and Drug Administration (“FDA”) approved for commercialization by December 31, 2016. If these conditions had not been met, the Company may have been required to repay the loan prior to December 31, 2016. However, with the FDA approval of GALLIPRANT in March 2016 and upon the receipt of the upfront payment of $45,000 from the Elanco Animal Health, Inc. (“Elanco”) agreement (Note 10) entered into in April 2016, the Company will have met both conditions.

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

Pre-Launch Inventory

The Company may scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA/USDA approval. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA/USDA on a timely basis, or ever. Inventory costs associated with product candidates that have not yet received regulatory approval are capitalized if the Company believes there is probable future commercial use and future economic benefit. If the probability of future commercial use and future economic benefit cannot be reasonably determined, then pre-launch inventory costs associated with such product candidates are expensed as research and development expense during the period the costs are incurred. Specifically, the Company has determined that for FDA-regulated product candidates there is a probable future commercial use and future economic benefit upon the receipt of the three major technical section complete letters from the FDA’s Center for Veterinary Medicine (“CVM”). For USDA product candidates, the Company has determined there is a probable future commercial use and future economic benefit upon the receipt of a conditional license from the USDA’s Center for Veterinary Biologics. The Company makes at least quarterly reassessments of the probability of regulatory approval and useful life of the pre-launch inventory, and determines whether such inventory continues to have a probable future economic benefit.

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $583 and $430 as of March 31, 2016, and December 31, 2015, respectively.

Goodwill

During the first quarter of 2016, the Company completed an interim impairment assessment due to a decline in its market capitalization. In performing step one of the assessment, the Company determined that as of March 31, 2016, its fair value exceeded its carrying value by 121%. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the first quarter of 2016.

New Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on recognizing revenue in contracts with customers. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This guidance will supersede the revenue recognition requirements in topic, Revenue Recognition, and most industry-specific guidance. This guidance also supersedes certain cost guidance included in subtopic, Revenue Recognition – Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of topic, Property, Plant, and Equipment, and tangible assets within the scope of topic, Intangibles – Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this guidance.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

In July 2015, the FASB approved a one-year delay in the effective date of the new revenue standard. These changes become effective for the Company on January 1, 2018. Early adoption is permitted but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact, if any, this new guidance will have on its consolidated financial statements.

Inventory – Simplifying the Measurement of Inventory

In July 2015, the FASB issued guidance that requires entities to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and is to be applied using a prospective basis. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued guidance that requires, for operating leases, a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and is to be applied using a modified retrospective transition method. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

Compensation – Stock Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and is to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

2. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following financial assets are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	MARCH 31, 2016 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$7,719	$—	$7,719	$—	$7,719
Money market fund	59	59	—	—	59
Short-term investments:
Short-term marketable securities – certificate of deposit	249	—	249	—	249
Reverse repurchase agreements	58,750	—	58,750	—	58,750
	$66,777	$59	$66,718	$—	$66,777

		FAIR VALUE MEASUREMENTS AS OF
	CARRYING	DECEMBER 31, 2015 USING:
	VALUE	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Assets:
Cash equivalents:
Certificates of deposit	$6,972	$—	$6,972	$—	$6,972
Money market fund	35	35	—	—	35
Short-term investments:
Short-term marketable securities – certificates of deposit	747	—	747	—	747
Reverse repurchase agreements	58,700	—	58,700	—	58,700
	$66,454	$35	$66,419	$—	$66,454

Certain estimates and judgments are required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Marketable securities (short-term) – the fair value of marketable securities has been determined to be amortized cost given the short duration of the agreements.
•	Reverse repurchase agreements – the fair value of the reverse repurchase agreements has been determined to be amortized cost given the short duration of the agreements.
•	Cash equivalents – the fair value of the cash equivalents has been determined to be amortized cost or has been based on the quoted prices in active markets or exchanges for identical assets.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value of the Company’s financial liabilities which are not measured at fair value on a recurring basis was as follows:

	MARCH 31, 2016
	CARRYING VALUE	FAIR VALUE
Liabilities:
Loans payable (Level 2)	$39,830	$39,018

	DECEMBER 31, 2015
	CARRYING VALUE	FAIR VALUE
Liabilities:
Loans payable (Level 2)	$39,710	$40,569

Certain estimates and judgments were required to develop the fair value amounts. The fair value amount shown above is not necessarily indicative of the amounts that the Company would realize upon disposition, nor does it indicate the Company’s intent or ability to dispose of the financial instrument.

The fair value of loans payable was estimated using discounted cash flow analysis discounted at current rates.

3.  Investments

Marketable Securities

Marketable securities consisted of the following:

	MARCH 31, 2016
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificate of deposit	$249	$—	$—	$249
Total	$249	$—	$—	$249

At March 31, 2016, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

	DECEMBER 31, 2015
		GROSS	GROSS
	AMORTIZED	UNREALIZED	UNREALIZED	FAIR
	COST	GAINS	LOSSES	VALUE
Short-term marketable securities:
Certificates of deposit	$747	$—	$—	$747
Total	$747	$—	$—	$747

At December 31, 2015, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

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

4. Derivative Financial Instruments

In 2015, the Company’s derivative financial instrument, the warrant the Company received in connection with the license agreement with Advaxis, Inc. (“Advaxis”), was not designated as a hedging instrument and was adjusted to fair value through earnings in other income (expense). During the year ended December 31, 2015, the Company exercised the Advaxis warrant and subsequently sold the shares of common stock received upon exercise.

The following table shows the Company’s gain recognized in other income (expense) for the three months ended:

	GAIN RECOGNIZED IN
	OTHER INCOME (EXPENSE)
	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Derivative assets:
Warrant	$—	$958

As the Company exercised the warrant and subsequently sold the shares of common stock received upon exercise during the second quarter of 2015, no gain was recorded during the three months ended March 31, 2016.

5. Inventories

Inventories are stated at the lower of cost or market and comprised of the following:

	MARCH 31, 2016	DECEMBER 31, 2015
Raw materials	$99	$120
Work-in-process	1,536	441
Finished goods	718	745
	$2,353	$1,306

Work-in-process inventories at March 31, 2016, included approximately $868  of pre-launch GALLIPRANT® (grapiprant tablets) product costs capitalized due to anticipated benefit from future commercialization of this product.

On March 20, 2016, the CVM approved GALLIPRANT for the control of pain and inflammation associated with osteoarthritis in dogs.

6. Goodwill

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized to date. Goodwill is not expected to be deductible for income tax purposes. The Company performs its annual impairment test of the carrying value of the Company’s goodwill during the third quarter of each year.

During the first quarter of 2016, the Company completed an interim impairment assessment due to a decline in market capitalization. In performing step one of the assessment, the Company determined that as of March 31, 2016, its fair value exceeded its carrying value by 121%. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the first quarter of 2016.

Goodwill as of March 31, 2016, was as follows:

	GROSS	IMPAIRMENT	NET
	CARRYING AMOUNT	LOSSES	CARRYING VALUE
Goodwill	$40,472	$—	$40,472

The change in the net book value of goodwill for the three months ended March 31, 2016, was as follows:

2016
As of January 1,	$39,781
Effect of foreign currency exchange	691
As of the end of the period,	$40,472

7.  Intangible Assets, Net

The change in the net book value of intangible assets for the three months ended March 31, 2016, was as follows:

2016
As of January 1,	$15,067
Amortization expense	(95)
Effect of foreign currency exchange	439
As of the end of the period,	$15,411

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective term of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. The Company recognized amortization expense of $95 and $483 for the three months ended March 31, 2016 and 2015, respectively. Indefinite-lived in-process research and development (“IPR&D”) intangible assets are not amortized until a product reaches its first conditional license or approval, and then they are amortized over their estimated useful lives.

Unamortized Intangible Assets

Unamortized intangible assets as of March 31, 2016, were as follows:

NET
CARRYING
VALUE
Unamortized intangible assets:	2016
Intellectual property rights acquired for IPR&D	$9,413

The net carrying value above includes asset impairment charges to date of $8,717 and $5,819 for AT-007 and AT-011, respectively.

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the product candidates could result in impairment charges in future periods.

Amortized Intangible Assets

Amortized intangible assets as of March 31, 2016, were as follows:

	GROSS		NET
	CARRYING	ACCUMULATED	CARRYING	AVERAGE
Amortized intangible assets:	VALUE	AMORTIZATION	VALUE	USEFUL LIFE
Intellectual property rights for currently marketed products:
BLONTRESS®	$28,572	$23,180	$5,392	20	Years
TACTRESSTM	$10,080	$9,511	$569	8.25	Years

Accumulated amortization includes both amortization expense and asset impairment charges. Asset impairment charges to date are $20,228 and $8,634 for BLONTRESS and TACTRESS, respectively.

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the product candidates could result in impairment charges in future periods.

8. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and Vet Therapeutics, Inc., (the “borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a  collateral agent and Oxford Finance, LLC, (the “Lenders”). The loan is secured by substantially all of the borrowers’ personal property other than intellectual property. The outstanding principal balance under the Loan Agreement was $35,000 under the term loan facility and $5,000 under the revolving facility at March 31, 2016. The interest rate on the term loan and revolving credit facility as of March 31, 2016, was 7.16%. During the three months ended March 31, 2016 and 2015, the Company recognized interest expense of $843 and $216, respectively.

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

The Loan Agreement requires that the Company receive unrestricted net cash proceeds of at least $45,000 from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Company has at least three products fully USDA- or FDA-approved for commercialization by December 31, 2016. If these conditions had not been met, the Company may have been required to repay the loan prior to December 31, 2016. However, with the FDA approval of GALLIPRANT in March 2016 and upon the receipt of the upfront payment of $45,000 from the Elanco agreement (Note 10) entered into in April 2016, the Company will have met both conditions. Additionally, the Loan Agreement requires that the Company maintain certain minimum liquidity (approximately $26,900 at March 31, 2016) at all times. At March 31, 2016, the Company was in compliance with all financial covenants. If the minimum liquidity covenant is not met the Company may be required to repay the loan prior to scheduled maturity date.

Loans payable as of March 31, 2016,  were as follows:

Principal amounts
Term loan, 7.16%, due October 16, 2019	$35,000
Revolving line, 7.16%, due October 16, 2017	5,000
Add: accretion of final payment and termination fees	169
Less: unamortized debt issuance costs	(339)
As of the end of the period,	$39,830

9. Accrued Expenses

Accrued expenses consisted of the following:

	MARCH 31, 2016	DECEMBER 31, 2015
Accrued expenses:
Accrued payroll and related expenses	$1,063	$1,922
Accrued professional fees	201	388
Accrued royalty expense	18	1
Accrued interest expense	247	238
Accrued research and development costs	489	1,111
Accrued other contracts	105	—
Accrued milestone	68	500
Accrued other	45	87
Total accrued expenses	$2,236	$4,247

10. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (the “RaQualia Agreements”) that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (ENTYCE, also known as AT-002) and RQ-00000007 (GALLIPRANT, also known as AT-001). The Company will be required to pay RaQualia milestone payments associated with GALLIPRANT and ENTYCE of up to $10,000 and $8,500, respectively, upon the Company’s achievement of certain development, regulatory and commercial milestones, as well as mid-single digit royalties on the Company’s or the Company’s sublicensee’s product sales, if any.

The Company achieved milestones totaling $5,000,  which were expensed within research and development expenses during the three months ended March 31, 2016, and included in accounts payable. As of March 31, 2016, the Company had not paid any milestone or royalty payments since execution of the RaQualia Agreements.

It is possible that multiple additional milestones related to the RaQualia Agreements are achieved within the next 12 months totaling $6,500.

Elanco Animal Health, Inc.

On January 2, 2015, the Company was granted a full product license from the USDA for BLONTRESS. The approval resulted in a $3,000 milestone payment being earned and due to the Company per the terms of the Exclusive Commercial License Agreement with Elanco (formerly Novartis Animal Health, Inc.) (the “Elanco Agreement”). During the first quarter of 2015, the Company recognized $3,000 of licensing revenue related to the milestone payment.

On February 24, 2015, the Company and Elanco agreed to terminate the Elanco Agreement. In consideration for the return of the commercial license granted to Elanco, the Company paid Elanco $2,500 in March 2015, and will be required to pay an additional $500 upon the first commercial sale by the Company. At that time the Company determined that it is probable that the $500 payment will be paid, and recorded the $500 as a current liability in the first quarter of 2015. The first commercial sale occurred in March 2016. The Company recorded the $3,000 paid to Elanco as a reduction in revenues received from Elanco as the payment was to re-acquire rights that the Company had previously licensed to Elanco.

On February 25, 2016, the Company and Elanco agreed to amend the terms related to the $500 payment due upon the first commercial sale by the Company. Under the amended terms, upon the first commercial sale, the Company will be required to pay quarterly, a royalty per vial sold until $500 in royalties are paid or the end of two years. After two years, the Company will be required to pay Elanco $500 plus 10% interest, compounded annually against any unpaid balance, less any royalties paid during the two years. If during the two years following the first commercial sale the Company withdraws BLONTRESS from the market and ceases all commercialization, the remaining royalty and related interest are no longer payable. As a result of the amended terms, $431 of the $500 of the accrued milestone was reclassified to other long-term liabilities as of March 31, 2016.

On April 22, 2016, the Company entered into a Collaboration, License, Development and Commercialization Agreement (the “Collaboration Agreement”) with Elanco pursuant to which the Company granted Elanco rights to develop, manufacture, market and commercialize the Company’s products based on licensed grapiprant rights and technology (the “Product”), including GALLIPRANT (grapiprant tablets), an FDA-approved therapeutic for the control of pain and inflammation associated with osteoarthritis in dogs. Pursuant to the Collaboration Agreement, Elanco will have exclusive rights globally outside the United States and co-exclusive rights with the Company in the United States during the term of the Collaboration Agreement.

Under the terms of the Collaboration Agreement, Elanco has agreed to pay the Company an upfront payment of $45,000. Elanco has also agreed to pay the Company a $4,000 milestone related to European approval of GALLIPRANT for the treatment of pain and inflammation and a $4,000 milestone related to the manufacturing of GALLIPRANT and up to $75,000 upon the achievement of certain sales milestones. The sales milestone payments are subject to a one-third reduction for each year the occurrence of the milestone is not achieved beyond December 31, 2021, with any non-occurrence beyond December 31, 2023 cancelling out the applicable milestone payment obligation entirely.

The Collaboration Agreement also provides that Elanco will pay the Company royalty payments on a percentage of net sales in the mid-single to low-double digits. In addition, the Company and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018 in connection with preclinical and clinical trials necessary for any registration or regulatory approval of the Products (“Registration”), provided that the Company’s contribution to such development fees and expenses is capped at an amount in the mid-single digit millions. The Company is responsible for all development activities required to obtain the first Registration for the Product for use in dogs in each of the European Union and the United States, and Elanco is responsible for all other development activities.

Commencing on the effective date of the Collaboration Agreement, the Company is responsible for the manufacture and supply of all of Elanco’s reasonable requirements of the Product. However, Elanco retains the ability to assume all or a portion of the manufacturing responsibility during the term of the Collaboration Agreement. The parties have agreed under the Collaboration Agreement to negotiate and enter into a supply agreement formalizing the terms of supply of active product ingredients and/or finished Product by the Company to Elanco.

On April 22, 2016, in connection with the Collaboration Agreement, the Company entered into a Co-Promotion Agreement (the “Co-Promotion Agreement”) with Elanco to co-promote the Product in the United States.

Under the terms of the Co-Promotion Agreement, Elanco has agreed to pay the Company, as a fee for services performed and expenses incurred by the Company under the Co-Promotion Agreement, (i) 25% of the gross margin on net sales of Product sold in the United States under the Collaboration Agreement prior to December 31, 2018 (unless extended by mutual agreement), and (ii) a mid-single digit percentage of net sales of the Product in the United States after December 31, 2018 through 2028 (unless extended by mutual agreement).

11. Common Stock

As of March 31, 2016, there were 34,701,500 shares of the Company’s common stock outstanding, net of 653,766 shares of unvested restricted common stock.

Sales Agreement

On October 16, 2015, the Company entered into a Sales Agreement with Barclays Capital Inc. (“Barclays”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares, if any. As of the date of this filing, the Company has not sold any shares pursuant to the Sales Agreement.

12. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the three months ended March 31, 2016, was as follows:

WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
(IN YEARS)

Outstanding as of December 31, 2015	86,490	$2.95	7.09	$228
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2016	86,490	$2.95	6.84	$225

As of March 31, 2016,  47,286 shares of common stock granted from early exercised options are unvested and subject to repurchase.

Activity related to restricted stock under the 2010 Plan for the three months ended March 31, 2016, was as follows:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2015	37,078	$0.36
Issued	—	—
Vested	(13,566)	0.37
Forfeited	—	—
Unvested restricted common stock as of March 31, 2016	23,512	$0.35

For the three months ended March 31, 2016, the total fair value of restricted common stock vested was $51.

2013 Incentive Award Plan

Activity related to stock options under the 2013 Incentive Award Plan (the “2013 Plan”) for the three months ended March 31, 2016, was as follows:

			WEIGHTED
	SHARES	WEIGHTED	AVERAGE
	ISSUABLE	AVERAGE	REMAINING	AGGREGATE
	UNDER	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	TERM	VALUE
			(IN YEARS)

Outstanding as of December 31, 2015	1,728,199	$16.57	8.31	$—
Granted	534,100	3.14
Exercised	—	—
Forfeited	(15,697)	6.27
Expired	(3,624)	14.39
Outstanding as of March 31, 2016	2,242,978	$13.45	8.46	$1,247

For the three months ended March 31, 2016, the weighted average grant date fair value of stock options granted was $2.11.

Activity related to restricted stock under the 2013 Plan for the three months ended March 31, 2016, was as follows:

		WEIGHTED
		AVERAGE GRANT
	SHARES	DATE FAIR VALUE
Unvested restricted common stock as of December 31, 2015	333,263	$17.77
Issued	349,650	3.14
Vested	(99,945)	15.98
Forfeited	(8,080)	6.41
Unvested restricted common stock as of March 31, 2016	574,888	$9.35

For the three months ended March 31, 2016, the total fair value of restricted common stock vested was $339. The Company did not receive cash proceeds for any of the restricted common stock issued during the three months ended March 31, 2016.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Cost of product sales and inventories	$31	$37
Research and development	365	605
Selling, general and administrative	1,857	1,718
	$2,253	$2,360

The Company had an aggregate of $10,100 and $4,739, of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of March 31, 2016, which is expected to be recognized over a weighted average period of 2.33 years and 1.72 years, respectively.

13. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Basic and diluted net loss per share:
Numerator:
Loss before income taxes	$(18,067)	$(9,045)
Income tax benefit	—	271
Net loss	$(18,067)	$(8,774)
Denominator:
Weighted average shares outstanding – basic and diluted	34,653,479	34,193,994
Net loss per share – basic and diluted	$(0.52)	$(0.26)

Stock options for the purchase of 2,329,468 and 1,758,363 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2016 and 2015,  respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

14. Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2016,  compared to an income tax benefit of $271 during the three months ended March 31, 2015,  which was recognized for losses incurred that would reduce the amount of deferred tax liability related to intangible assets. The Company recognized no deferred tax benefit for losses incurred during the three months ended March 31, 2016, due to a full valuation allowance recognized against its deferred tax assets.

15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, were as follows:

	FOREIGN	ACCUMULATED
	CURRENCY	OTHER
	TRANSLATION	COMPREHENSIVE
	ADJUSTMENT	LOSS
As of December 31, 2015	$(9,320)	$(9,320)
Foreign currency translation adjustments	1,177	1,177
As of March 31, 2016	$(8,143)	$(8,143)

Amounts reclassified from accumulated other comprehensive loss were as follows:

		AMOUNTS RECLASSIFIED FROM
		ACCUMULATED OTHER
		COMPREHENSIVE LOSS
		THREE MONTHS ENDED
		MARCH 31,
	Income Statement Location	2016	2015
Gain on sale of securities available-for-sale	Other income (expense)	$—	$1,010
		$—	$1,010

16. Variable Interest Entity

ViroVet BVBA (“ViroVet”)

During the third quarter of 2015, the Company reviewed certain operations of its wholly owned subsidiary, Aratana Therapeutics NV (“Aratana NV”). As a result, the Company made a strategic decision to wind down pre-clinical discovery efforts being performed at Aratana NV and focus future efforts of Aratana NV on clinical assets, the development of core legacy programs, i.e. AT-001, AT-002 and AT-003 for EU approval and business development and monetization of production animal assets and know-how obtained in the acquisition of Okapi Sciences. To facilitate this reorganization, the Company, via Aratana NV, along with the former General Manager of Aratana NV, the current General Manager of Aratana NV and a consultant to the Company, formed ViroVet BVBA. During the third quarter of 2015 the Company began to transition its employees from Aratana NV to ViroVet. The Company plans to transition selected Aratana NV employees, assets and liabilities over the next three months to ViroVet to further pursue the research and development of production animal products. These employees will be focused on the advancement of production animal assets/know-how and the securing of additional funding for future operations.

Except for the financing matters described below, the Company will have little to no involvement in the operations of ViroVet.

Equity Investment

In July 2015, the Company paid $2 and committed another $4 for 28% ownership interest in ViroVet. The Company has no further obligation to provide any further capital.

Convertible Loan Agreement

On September 11, 2015, Aratana NV and ViroVet executed a convertible loan agreement in which Aratana NV agreed to loan ViroVet $335 (€300) on September 15, 2015. The proceeds from the loan require ViroVet to use the monies towards the development and operations of ViroVet in accordance with the budget prepared by ViroVet. The loan bears annual interest of 7% and is unsecured.

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

Total assets and liabilities of the Company’s consolidated VIE were not material as of March 31, 2016.

For the three months ended March 31, 2016, ViroVet’s net loss and non-controlling interest were not material and are included in the Company’s consolidated statement of operations. Creditors in ViroVet only have recourse to the assets owned by the VIE and not to the Company’s general credit. The Company currently does not have implicit support arrangements with ViroVet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act.  In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of commercialization of product candidates, and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets AT-004, AT-005, AT-007 and AT-011; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of our credit facility; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and partners; regulatory restrictions on the marketing of our product candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our product candidates; effects of system failures or security breaches; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Overview

We are a pet therapeutics company focused on licensing, developing and commercializing innovative biopharmaceutical products for companion animals. We operate in one business segment: pet therapeutics, which sits at the intersection of the more than $60 billion annual U.S. pet market, and more than $23 billion annual worldwide animal health market. Our current product portfolio includes multiple therapeutic candidates in development consisting of small molecule pharmaceuticals and large molecule biologics that target large opportunities in serious medical conditions in pets.

Our lead product and product candidates in development include small molecules directed at treating osteoarthritis pain and inflammation (GALLIPRANT®), appetite stimulation (ENTYCE®) and post-operative pain (NOCITA®).

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of March 31, 2016, we had a deficit accumulated since inception of $170.1 million, and cash, cash equivalents and short-term investments of $72.8 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we expect to seek to fund our operations through corporate collaborations and licensing arrangements, as well as public or private equity offerings or further debt financings. We cannot assure you that such funds will be available on terms favorable to us, if at all. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our products, discontinuing product development programs, or granting rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. As disclosed in Note 8 to the consolidated financial statements, we have a term loan and a  revolving credit facility with an aggregate principal balance of $40.0 million as of March 31, 2016. The terms of this agreement require us to receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that we have at least three products fully United States Department of Agriculture (“USDA”) or U.S. Food and Drug Administration (“FDA”)-approved for commercialization by December 31, 2016. If these conditions had not been met, we may have been required to repay the loan prior to December 31, 2016. However, with the FDA approval of GALLIPRANT in March 2016 and upon the receipt of the upfront payment of $45.0 million from the Elanco Animal Health, Inc. (“Elanco”) agreement entered into in April 2016, we will have met both conditions. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $72.8 million, will allow us to fund our operations, at least through March 31, 2017.

Business Updates

During the three months ended March 31, 2016, we continued to make progress towards our objective of becoming a fully integrated and commercial-stage company in 2016. During the quarter we received our first FDA approval, submitted for our second FDA approval, and continued to progress on the manufacturing of commercial supply for upcoming product launches and prepare ourselves to have a commercial presence in the pet therapeutic market.

Research and Development

The following tables identify the most advanced product candidates being developed under the FDA’s Center for Veterinary Medicine (“CVM”) regulations and their current regulatory status:

Galliprant (grapiprant tablets)	entyce (capromorelin oral solution)	nocita (bupivacaine liposome injectable suspension)
Pilot Study	✓	✓	✓
Pivotal Study	✓	✓	✓
CMC Technical Section Complete Letter	✓	✓	SUBMITTED FOR REVIEW ADUFA June 7
Safety Technical Section Complete Letter	✓	✓	✓
Effectiveness Technical Section Complete Letter	✓	✓	✓
Product Labeling	✓	✓	
Administrative NADA	✓	SUBMITTED FOR REVIEW ADUFA May 21

GALLIPRANT

On March 20, 2016, the FDA’s CVM approved GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs.

The approval was based upon the results from a randomized, prospective, blinded, placebo-controlled multi-site pivotal study of 285 client-owned dogs evaluating the efficacy of GALLIPRANT for dogs with osteoarthritis. The primary endpoint of the study was an owner assessed success rate based on pre-determined improvements in the Pain Severity Score (PSS) and the Pain Interference Score (PIS) of the Canine Brief Pain Inventory on day 28. The statistically significantly results (p=0.0315) showed 48 percent of GALLIPRANT-treated dogs were classified as a “success” compared to 31 percent of the dogs receiving placebo; similar to results seen with the COX-inhibiting NSAID, carprofen, when the same success criteria was applied. Secondary endpoints included success at days 7, 14 and 21 compared to placebo, all of which were statistically greater in the GALLIPRANT-treated group (p=0.0154, p=0.0442, and p=0.0443, respectively). Other secondary endpoints were percentage changes in the PSS and PIS scores at days 7, 14, 21, and 28. GALLIPRANT-treated dogs had statistically significant greater (p<0.05) improvements for both PSS and PIS at each time-point compared to placebo. The most common adverse reactions were vomiting, diarrhea/soft stool, and anorexia/inappetence. These pivotal study results were recently published in the Journal of Veterinary Internal Medicine, “A prospective, randomized, masked, placebo-controlled multi-site clinical study of grapiprant, an EP4 prostaglandin receptor antagonist (PRA), in dogs with osteoarthritis” (J Vet Intern Med, 2016 Online 13Apr2016 DOI: 10.1111/jvim.13948).

On February 17, 2016, we announced we had filed a marketing authorization application for grapiprant for dogs with the European Medicines Agency (“EMA”). The EMA has begun the submission review process and, if approved, we anticipate marketing authorization in 2017.

ENTYCE

On March 22, 2016, we announced we filed an administrative new animal drug application (“NADA”) with the CVM for ENTYCE (capromorelin oral solution) for appetite stimulation for dogs. The Animal Drug User Fee Act (“ADUFA”) date for approval has been set for May 21, 2016. If approved, we anticipate commercial availability of ENTYCE to veterinarians in late-2016 or shortly thereafter.

NOCITA

In February 2016, we received the technical section complete letter for effectiveness from the CVM for NOCITA (bupivacaine liposome injectable suspension) for post-operative pain management in dogs undergoing knee surgery. We have an ADUFA date of

June 7, 2016, for a response from the CVM on the last remaining major technical section, Chemistry, Manufacturing and Controls (“CMC”). Accordingly, we anticipate submitting an administrative NADA in the summer of 2016, which, if approved, is expected to enable us to commence commercialization of NOCITA in the United States in late-2016.

AT-003 for cats

In February 2016, we received concurrence from the FDA on the protocol for a pivotal field effectiveness study. We anticipate initiating this pivotal study in 2016 for post-operative pain management in cats.

AT-016 for dogs

As of April 2016, our exclusive license partner responsible for development,  VetStem Biopharma, Inc., (“VetStem”) received concurrence from the FDA on the protocol for a pivotal field effectiveness and safety study. We anticipate VetStem will initiate this pivotal study in 2016 for dogs with osteoarthritis.

AT-018 for dogs

At the end of the first quarter 2016 we closed enrollment of a multi-center, masked, placebo-controlled, randomized pilot field study in client-owned dogs with atopic dermatitis. We and our license partner, Atopix Therapies, Ltd, expect high-level results in the third quarter of 2016. We intend to initiate additional pilot field studies in 2016 in preparation for the pivotal program.

Products in our pipeline regulated by the USDA are:

AT-014 for dogs

During April 2016, we initiated a field safety study for AT-014, a potential canine osteosarcoma vaccine that we licensed from Advaxis, Inc. We continue to anticipate conditional licensure in late-2016.

Manufacturing and Supply Chain

During the quarter we continued to transfer the manufacturing technology processes for GALLIPRANT and ENTYCE to our identified active pharmaceutical ingredient and formulated product contract manufacturers to provide commercial supplies.

Sales and Marketing

During the quarter we attended several key industry conferences that allowed us to further familiarize veterinarians with our Company and our product candidates. During the first quarter of 2016, we sponsored more than two dozen continuing medical education talks featuring our product candidates. We expect to continue to expand our presence at veterinary conferences leading up to our anticipated product launches beginning in late-2016.

We believe there is a significant market opportunity for treatment of osteoarthritis in dogs. We believe that GALLIPRANT will be used by veterinarians looking for alternatives to Cox-inhibiting NSAIDs especially in dogs who do not tolerate Cox-inhibiting NSAIDs or might otherwise be treated with nutritional supplements or alternative therapies.

We made BLONTRESS commercially available in March 2016 to veterinary oncologists. We anticipate the results of mini B-CHOMP in mid-2016, which may further guide veterinarians on the use of the product.

Recent Developments

GALLIPRANT Collaboration, License, Development and Commercialization Agreement

On April 22, 2016, we entered into a Collaboration, License, Development and Commercialization Agreement (“Collaboration Agreement”) with Elanco that granted Elanco rights to develop, manufacture and commercialize our products based upon the licensed grapiprant rights and technology (the “Product”), including GALLIPRANT (grapiprant tablets), an FDA-approved therapeutic for the control of pain and inflammation associated with osteoarthritis in dogs. Elanco will have exclusive rights globally outside the United States and co-exclusive rights with us in the United States during the term of the Collaboration Agreement.

Elanco has agreed to pay us an upfront payment of $45.0 million. Elanco has also agreed to pay us a $4.0 million milestone related to European approval of GALLIPRANT for the treatment of pain and inflammation, a  $4.0 million milestone related to the manufacturing of GALLIPRANT and up to $75 million upon the achievement of certain sales milestones. The sales milestone payments are subject to a one-third reduction for each year the occurrence of the milestone is not achieved beyond December 31, 2021, with any non-occurrence beyond December 31, 2023 cancelling out the applicable milestone payment obligation entirely.

Elanco will also pay us royalty payments on a percentage of net sales in the mid-single to low-double digits. In addition, we and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018 in connection with preclinical and clinical trials necessary for any registration or regulatory approval of the products (“Registration”), provided that our contribution to such development fees and expenses is capped at mid-single digit millions. We are responsible for all development activities required to obtain the first Registration for the Product for use in dogs in each of the European Union and the United States, and Elanco is responsible for all other development activities.

The term of the collaboration will continue throughout the development and commercialization of the product candidates, on a Product-by-Product and country-by-country basis, until the latest of (i) the date on which no valid claim of certain issued or granted patents specified in the Collaboration Agreement in the respective country exists, (ii) the expiration of any regulatory exclusivity in such country covering such Product, and (iii) the tenth anniversary of the first commercial sale of such product in such country.

The Collaboration Agreement may be terminated by Elanco at any time upon 90 days’ written notice to us. The Collaboration Agreement may also be terminated by either party (i) for the other party’s material breach, where such breach is not cured within the timeframe specified by the agreement, (ii) upon the bankruptcy, insolvency or dissolution of the other party, or (iii) for certain activities involving the challenge of certain patents licensed by us to Elanco. Upon Elanco’s voluntary termination or termination for Elanco’s breach, among other things, (a) all licenses and rights granted to Elanco will terminate and revert to us, and (b) Elanco has agreed to assign to us all registrations and trademarks obtained in connection with the Product. Upon termination for our breach, among other things, Elanco may elect to retain its rights to the licenses granted by us under the Collaboration Agreement subject to specified payment obligations.

Co-Promotion Agreement

On April 22, 2016, in connection with the Collaboration Agreement, we entered into a Co-Promotion Agreement (“Co-Promotion Agreement”) with Elanco to co-promote the Product in the United States.

Under the terms of the Co-Promotion Agreement, Elanco has agreed to pay us, as a fee for services performed and expenses incurred by us under the Co-Promotion Agreement, (i) 25% of the gross margin on net sales of Product sold in the United States under the Collaboration Agreement prior to December 31, 2018 (unless extended by mutual agreement), and (ii) a mid-single digit percentage of net sales of the Product in the United States after December 31, 2018 through 2028 (unless extended by mutual agreement).

The Co-Promotion Agreement expires on December 31, 2028, unless extended by mutual agreement. In addition, the Co-Promotion Agreement provides that it will automatically terminate if the Collaboration Agreement is terminated early.

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

There have been no material changes to our critical accounting policies through March 31, 2016, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015	% CHANGE
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$151	$—	NA
Product sales	21	156	(86.5)%
Total revenues	172	156	10.3%
Costs and expenses:
Cost of product sales	19	110	(82.7)%
Royalty expense	18	20	(10.0)%
Research and development	10,749	6,221	72.8%
Selling, general and administrative	6,551	4,185	56.5%
Amortization of acquired intangible assets	95	483	(80.3)%
Other income (expense):
Interest income	77	71	8.5%
Interest expense	(849)	(218)	289.4%
Other income/(expense), net	(35)	1,965	(101.8)%
Income tax benefit	—	271	(100.0)%

Revenues

Total revenue increased $16,000, or 10.3%, in three months ended March 31, 2016, compared to the corresponding 2015 period. This increase was primarily due to an increase of $151,000 in collaboration revenue related to AT-006 as a result of research collaboration completed under our license agreement with our license partner in 2014, partially offset by a decrease of $135,000, or 86.5%, in product sales. Product sales consisted of sales of BLONTRESS and TACTRESS. We made BLONTRESS available during March of 2016 to veterinary oncologists. We believe that we currently have the manufacturing capacity to supply the canine lymphoma market with BLONTRESS and TACTRESS while completing the post-marketing studies and working on second generation products. We believe that BLONTRESS and TACTRESS revenues will continue to be modest.

Revenues from the performance of research and development services are recorded as licensing and collaboration revenue in the consolidated statements of operations and are recognized on a proportional basis as costs are incurred.

Cost of product sales

Cost of product sales decreased by $91,000, or 82.7%, in the three months ended March 31, 2016 as compared to the corresponding 2015 period, primarily as result of decreased sales volume of TACTRESS.

Research and development

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015	% CHANGE
	(Dollars in thousands)

Contracted development costs	$4,053	$4,162	(2.6)%
Milestones	5,000	—	NA
Personnel costs	1,496	1,712	(12.6)%
Other costs	200	347	(42.4)%
Total research and development	$10,749	$6,221	72.8%

Research and development expense increased by $4.5 million, or 72.8% in the three months ended March 31, 2016 as compared to the corresponding 2015 period. This increase was primarily due to accruals of $5.0 million relating to milestones achieved relating for GALLIPRANT and ENTYCE. This increase was partially offset by a decrease of $0.2 million in personnel costs relating to the reduction of headcount associated with Aratana Therapeutics NV (“Aratana NV”) in 2015, a decrease of $0.1 million in contracted development costs as a result of the completion of several clinical studies for our lead programs, and a $0.1 million decrease in other costs related to supporting multiple facilities.

Also, based on our development plans as of March 31, 2016, we have committed to make potential future milestone payments to third parties of up to approximately $114.6 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Of the $114.6 million, $80.4 million are commercial milestones. Of the $80.4 million, we anticipate paying $9.3 million in the next 12 months, up to an additional $10 million in the next five years as a series of first commercial sales milestones for AT-001 and AT-002 if those products are launched in the U.S. and Europe, and the remainder if certain net revenue thresholds are achieved thereafter. Of the remaining $34.2 million, we anticipate paying an additional $6.0 million during the next 12 months, provided various development and regulatory milestones are achieved. The $34.2 million in milestones is spread across AT-001, AT-002, AT-003, AT-014, AT-016, AT-017, AT-018 and other pre-development candidates. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

In 2016, we expect to incur research and development expenses to be related to technology transfer to contract manufacturing suppliers for commercial supply for our lead programs and regulatory expenses related to product filings.

We expect to fund our research and development expenses from our cash, cash equivalents and short-term investments and any future collaboration or financing arrangements. We cannot forecast with any degree of certainty which product candidates may be subject to future collaborations or contracts, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Selling, general and administrative

Selling, general and administrative expense increased by $2.4 million, or 56.5% in the three months ended March 31, 2016, as compared to the corresponding 2015 period.

The increase is primarily due to activities in preparation for the commercialization of additional product candidates for which we anticipate regulatory approval in 2016, as well as increased sales and marketing headcount and corporate infrastructure. We also incurred sponsorship and other expenses in conjunction with participation in several key veterinary conferences to build awareness of Aratana and our product candidates. The increase in selling, general and administrative expenses is also due to an increase of $0.1 million in stock-based compensation and investment in our commercial infrastructure in anticipation of upcoming launches.

In the three months ended March 31, 2015, we recorded a credit of $1.2 million to reduce the fair value of the contingent consideration to zero, which had originally been due under the Vet Therapeutics, Inc. merger agreement.

We expect selling, general and administrative expense to continue to increase as we build out our sales organization and corporate infrastructure in support of the expected commercialization of GALLIPRANT, ENTYCE, NOCITA, AT-014 and other development programs.

Royalty expense

Royalty expense decreased by $2,000 in the three months ended March 31, 2016, as compared to the corresponding 2015 period, primarily as a result of the decreased sales of TACTRESS.

Amortization of acquired intangible assets

Amortization of acquired intangible assets decreased by $0.4 million or 80.3% in the three months ended March 31, 2016, as compared to the corresponding 2015 period. The decrease reflects the impact of the impairment of BLONTRESS and TACTRESS in 2015. The lower carrying value due to the impairment charge resulted in the lower expense being recognized. Lower carrying values due to the 2015 impairment charges will also result in lower amortization of acquired intangible assets for the impaired intangibles in future periods.

Other income (expense)

Interest Income

Interest income increased by $6,000, or 8.5%, in the three months ended March 31, 2016, as compared to the corresponding 2015 period. The increase primarily relates to interest earned related to deposits held at Square 1 Bank and short-term investments in reverse repurchase agreements.

Interest expense

Interest expense increased by $0.6 million, or 289.4%, in the three months ended March 31, 2016, as compared to the corresponding 2015 period. This increase was due to interest expense related to our Loan Agreement, as discussed below in, “Financial Condition, Liquidity and Capital Resources – Indebtedness”, which was entered into during October 2015. Accretion of the debt discount and amortization of deferred financing costs totaled $0.1 million, which is non-cash interest included in our interest expense above.

Other income (expense)

Other income decreased by $2.0 million, or 101.8%, in the three months ended March 31, 2016, as compared to the corresponding 2015 period. The decrease in the 2016 period is primarily related to the following non-recurring transactions which occurred in the corresponding 2015 period: a  $1.0 million increase in the fair value of the Advaxis warrant and a $1.0 million gain on the sale of Advaxis stock.

Income tax benefit

Income tax benefit decreased by $0.3 million in the three months ended March 31, 2016, as compared to the corresponding 2015 period.  The income tax benefit recognized during 2015 was attributable to losses incurred by Aratana NV, limited to the amount of future taxable income from the reversal of taxable temporary differences that arose from the Okapi Sciences NV acquisition during 2014.

No income tax expense or benefit was recorded for the three months ended March 31, 2016.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	MARCH 31, 2016	DECEMBER 31, 2015	CHANGE %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$13,814	$26,755	(48.4)%
Marketable securities - short-term	249	747	(66.7)%
Reverse repurchase agreements	58,750	58,700	0.1%
Total cash, cash equivalents, marketable securities and reverse repurchase agreements	$72,813	$86,202	(15.5)%
Borrowings:
Loans payable	$39,830	$39,710	0.3%
Working capital:
Current assets	$77,056	$89,019	(13.4)%
Current liabilities	8,637	5,684	52.0%
Total working capital	$68,419	$83,335	(17.9)%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and general and administrative costs associated with our operations. As of March 31, 2016, we had an accumulated deficit of $170.1 million and cash, cash equivalents and short-term investments of $72.8 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we expect to seek to fund our operations through corporate collaborations and licensing arrangements, as well as public or private equity offerings or further debt financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our products, discontinuing product development programs, or granting rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. As disclosed in Note 8 to the consolidated financial statements, we have a term loan and a  revolving credit facility with an aggregate principal balance of $40.0 million as of March 31, 2016. The terms of this agreement require us to receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that we have at least three products fully USDA-or FDA-approved for commercialization by December 31, 2016. If these conditions had not been met, we may have been required to repay the loan prior to December 31, 2016. However, with the FDA approval of GALLIPRANT in March 2016 and upon the receipt of the upfront payment of $45.0 million from the Collaboration Agreement with Elanco entered into in April 2016, we will have met both conditions. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash and cash equivalents and short-term investments of $72.8 million will allow us to fund our operations at least through March 31, 2017.

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

Indebtedness

On October 16, 2015, we and Vet Therapeutics (together the “Borrowers”) entered into a Loan and Security Agreement (“Loan Agreement”) with Pacific Western Bank (“Pacific Western Bank”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western Bank, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, term loans in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line” and together with the Term Loan, the “Credit Extensions”), subject to certain conditions to funding. A term loan was made on October 16, 2015 in an aggregate principal amount equal to $35.0 million, and an advance under the Revolving Line was made on October 16, 2015 in an aggregate principal amount equal to $5.0 million. The Borrowers are required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, are required to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The interest-only period can be extended by one year to May 1, 2018 if the Borrowers have at least four products fully USDA- or FDA-approved, plus another product conditionally- or fully-approved, in each case for commercialization by December 31, 2016, and agree to certain other financial covenants with the Lenders. The Credit Extensions bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. All principal and accrued interest on the Term Loan are due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line are due on October 16, 2017 (the “Revolving Maturity Date”).

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

The Loan Agreement requires that the Borrowers receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Borrowers have at least three products fully USDA- or FDA approved for commercialization by December 31, 2016. With the FDA approval of GALLIPRANT in March 2016 and upon the receipt of the upfront payment of $45.0 million from the Collaboration Agreement with Elanco entered into in April 2016, we will have met both conditions. Additionally, the Loan Agreement requires that the Borrowers maintain certain minimum liquidity (approximately $26.9 million) at all times. At March 31, 2016, the Borrowers were in compliance with all financial covenants.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2015, reflects a decrease in total current assets of $12.0 million and an increase in current liabilities of $3.0 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents and short-term investments. The increase in total current liabilities is primarily a result of the research and development milestones achieved relating to GALLIPRANT and ENTYCE.

Cash Flows

Summary of our cash flows for the three months ended March 31, 2016 and 2015, was as follows:

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
	(Dollars in thousands)
Net cash used in operating activities	$(13,409)	$(9,006)
Net cash provided by investing activities	$442	$32,451
Net cash used in financing activities	$—	$(3,000)

Net cash used in operating activities

During the three months ended March 31, 2016, net cash used in operating activities was $13.4 million. We had a pretax loss of $18.1 million which includes an adjustment of a non-cash expense for stock-based compensation of $2.3 million and a non-cash depreciation and amortization expense of $0.2 million. Our net losses were primarily attributed to research and development activities related to our programs and our selling, general and administrative expenses. Net cash provided by changes in our working capital consisted primarily of an increase in accounts payable of $5.0 million and an increase in accrued expenses and other liabilities of $1.6 million,  partially offset by an increase in prepaid expenses of $0.4 million and an increase in inventories of $1.0 million. The increase in accounts payable primarily related to the recorded milestones relating to GALLIPRANT and ENTYCE.

During the three months ended March 31, 2015, net cash used in operating activities was $9.0 million. We had a pretax loss of $9.0 million which includes an adjustment of a non-cash expense for stock-based compensation of $2.4 million, off-set by a non-cash change in fair value of contingent consideration of $1.2 million, an unrealized gain on marketable securities of $1.0 million, an unrealized gain on derivative instruments of $1.0 million, non-cash deferred income tax benefit of $0.3 million and a decrease in working capital of $0.3 million. Our net losses were primarily attributed to research and development activities related to our programs and our selling, general and administrative expenses. Net cash provided by changes in our working capital consisted primarily of an increase of $0.6 million in accounts payable, and an increase of $0.1 million in accrued expenses and other liabilities, partially offset by uses of cash related to an increase of $0.2 million for inventories and an increase of $0.2 million for prepaid expenses. The increase in accrued expenses primarily related to the timing of payments made for our outsourced research and development activities.

Net cash provided by investing activities

During the three months ended March 31, 2016, net cash provided by investing activities was $0.4 million, which related to the proceeds from the maturities and sales of marketable securities of $196.8 million, partially offset by the purchases of investments of $196.4 million.

During the three months ended March 31, 2015, net cash provided by investing activities was $32.5 million, which related to the proceeds from the maturities and sales of marketable securities of $225.5 million, partially offset by the purchases of investments of $193.0 million.

Net cash used in financing activities

During the three months ended March 31, 2016,  no cash was provided or used in financing activities.

During the three months ended March 31, 2015, net cash used in financing activities was $3.0 million. Net cash used in financing activities resulted from cash paid for contingent consideration of $3.0 million to the former shareholders of Vet Therapeutics.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, and off-balance sheet arrangements as described below. As of March 31 2016, there were no material changes in our contractual obligations since December 31, 2015.

Other Funding Commitments

As of March 31, 2016, we have several on-going development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of March 31, 2016, we have committed to make potential future milestone payments to third parties of up to approximately $114.6 million, of which $80.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $68.9 million of the commercial milestones relate to the achievement of various sales thresholds. During the first quarter of 2016, we achieved milestones in the amount of $5.0 million that as of the date of this filing had not been paid and are not included in the $114.6 million amount. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of March 31, 2016, such contingencies have not been recorded in our consolidated financial statements, except for $0.5 million due to our former commercial licensee of BLONTRESS.

Including the $5.0 million of unpaid milestones achieved during the first quarter, we anticipate that we may pay approximately $14.2 million and $14.3 million of milestone payments during the remainder of 2016, and the next 12 months respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Off-Balance Sheet Arrangements

We have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities or special purpose entities.

Recently Issued and Adopted Accounting Pronouncements

For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Policies – New Accounting Standards to our consolidated financial statements included within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.  As of March 31, 2016, there were no material changes to our market risks or management of such risks since December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

Apart from the below, there have been no material changes in the three months ended March 31, 2016, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Our Collaboration Agreement and Co-Promotion Agreement with Elanco are important to our business. If we or Elanco fail to adequately perform under the Collaboration Agreement and/or the Co-Promotion Agreement, or if we or Elanco terminate the Collaboration Agreement and/or the Co-Promotion Agreement, the development and commercialization of GALLIPRANT and any other grapiprant product candidates would be delayed or terminated and our business would be adversely affected.

The Collaboration Agreement and Co-Promotion Agreement are important to our business, and our ability to develop and commercialize GALLIPRANT and any grapiprant product candidates is dependent upon these agreements.

The Collaboration Agreement may be terminated by Elanco at any time upon 90 days’ written notice to us.  The Collaboration Agreement may also be terminated by either party:

•	for the other party’s material breach, where such breach is not cured within the timeframe specified by the agreement;
•	upon the bankruptcy, insolvency or dissolution of the other party; or
•	for certain activities involving the challenge of certain patents licensed by us to Elanco.

Upon Elanco’s voluntary termination or termination for Elanco’s breach, among other things, all licenses and rights granted to Elanco will terminate and revert to us, and Elanco has agreed to assign to us all registrations and trademarks obtained in connection with the products covered by the agreement. Upon termination for the our breach, among other things, Elanco may elect to retain its rights to the licenses granted by us under the Collaboration Agreement subject to specified payment obligations.

Elanco may terminate the Co-Promotion Agreement in the event Elanco substantially stops marketing the products covered by the Collaboration Agreement, and either party may terminate the Co-Promotion Agreement upon the other party’s material breach, where such breach is not cured within the timeframe specified by the Co-Promotion Agreement. In addition, the Co-Promotion Agreement provides that it will automatically terminate if the Collaboration Agreement is terminated early.

Termination of the Collaboration Agreement and/or the Co-Promotion Agreement could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing our grapiprant product candidates, including GALLIPRANT, without first expanding our internal capabilities, securing additional financing or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us.

Under the Collaboration Agreement, among other things, we are responsible for the manufacture and supply of all of Elanco’s reasonable requirements of the products covered by the agreement. If we are unable to meet our manufacture and supply obligations, Elanco may claim that we have materially breached the Collaboration Agreement and terminate such agreement, which could adversely affect our business and our ability to successfully develop and commercialize any products covered by the agreement, including GALLIPRANT.

Under the Collaboration Agreement, Elanco has agreed to provide funding for certain clinical development activities. If the Collaboration Agreement were terminated, we may need to seek additional financing to support the research and development of any terminated products or discontinue any terminated products, which could adversely affect our business. In addition, under the Collaboration Agreement, Elanco is solely responsible for commercializing products outside the United States. We cannot directly control Elanco’s commercialization activities or the resources it allocates to our product candidates. Our interests and Elanco’s interests may differ or conflict from time to time, or we may disagree with Elanco’s level of effort or resource allocation. Elanco may internally prioritize our product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize them. If these events were to occur, our business would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the three months ended March 31, 2016.

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

ARATANA THERAPEUTICS, INC.

Date: May 6, 2016	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2016	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Subordination, Non-Disturbance and Attornment Agreement, dated as of January 29, 2016, by and between Aratana Therapeutics, Inc., Academy 1740, Inc., and Commerce Bank.	10-K	001-35952	10.11	3/15/16
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.