Form 10-Q
period 2016-09-30
ARATANA THERAPEUTICS, INC.
filed 2016-11-04
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35952

_______________________

ARATANA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

_______________________

Delaware	38-3826477
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11400 Tomahawk Creek Parkway

Suite 340

Leawood, KS 66211

(913) 353-1000

(Address of principal executive offices, zip code and telephone number, including area code)

_______________________

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

As of October 31, 2016, there were 37,044,322 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$100,847	$26,755
Short-term investments	1,494	59,447
Accounts receivable, net	15	60
Inventories	5,575	1,306
Prepaid expenses and other current assets	3,014	1,451
Total current assets	110,945	89,019
Property and equipment, net	2,122	2,555
Goodwill	40,275	39,781
Intangible assets, net	13,333	15,067
Restricted cash	350	350
Other long-term assets	289	294
Total assets	$167,314	$147,066
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,113	$1,400
Accrued expenses	3,454	4,247
Licensing and collaboration commitment	7,000	—
Current portion – loans payable	5,833	—
Other current liabilities	8	37
Total current liabilities	21,408	5,684
Loans payable, net	34,235	39,710
Other long-term liabilities	440	122
Total liabilities	56,083	45,516
Commitments and contingencies (Notes 5, 8 and 10)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2016 and December 31, 2015, 36,318,541 and 34,563,816 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	36	35
Treasury stock	(1,088)	(1,088)
Additional paid-in capital	282,972	263,941
Accumulated deficit	(162,260)	(152,018)
Accumulated other comprehensive loss	(8,429)	(9,320)
Total stockholders’ equity	111,231	101,550
Total liabilities and stockholders’ equity	$167,314	$147,066

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Licensing and collaboration revenue	$—	$—	$38,151	$—
Product sales	40	229	108	615
Total revenues	40	229	38,259	615
Costs and expenses
Cost of product sales	286	138	2,046	357
Royalty expense	19	23	57	66
Research and development	5,334	6,197	21,386	18,499
Selling, general and administrative	6,924	4,997	19,623	14,061
Amortization of intangible assets	91	483	281	1,449
Impairment of intangible assets	—	43,398	2,780	43,398
Total costs and expenses	12,654	55,236	46,173	77,830
Loss from operations	(12,614)	(55,007)	(7,914)	(77,215)
Other income (expense)
Interest income	116	33	276	147
Interest expense	(859)	(226)	(2,554)	(661)
Other income (expense), net	(14)	—	(50)	5,141
Total other income (expense)	(757)	(193)	(2,328)	4,627
Loss before income taxes	(13,371)	(55,200)	(10,242)	(72,588)
Income tax benefit	—	758	—	1,389
Net loss	$(13,371)	$(54,442)	$(10,242)	$(71,199)
Net loss per share, basic and diluted	$(0.38)	$(1.58)	$(0.29)	$(2.08)
Weighted average shares outstanding, basic and diluted	35,092,686	34,405,646	34,837,169	34,293,357

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(13,371)	$(54,442)	$(10,242)	$(71,199)

Other comprehensive income (loss):
Foreign currency translation adjustment	418	(60)	891	(3,251)
Unrealized gain on available-for-sale securities	—	—	—	2,622
Net gain reclassified into income on sale of available-for-sale securities	—	—	—	(3,874)
Other comprehensive income (loss)	418	(60)	891	(4,503)
Comprehensive loss	$(12,953)	$(54,502)	$(9,351)	$(75,702)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated  Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(10,242)	$(71,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,536	6,489
Depreciation and amortization expense	738	1,596
Impairment of intangible assets	2,780	43,398
Gain on sale of marketable securities	—	(3,874)
Non-cash interest expense	358	30
Market value adjustments to inventories	1,552	—
Change in fair value of contingent consideration	—	(1,248)
Change in fair value of derivative instruments	—	(1,274)
Loss on disposition of property and equipment	5	—
Deferred tax benefit	—	(1,389)
Changes in operating assets and liabilities:
Accounts receivable, net	45	208
Inventories	(5,821)	(746)
Prepaid expenses and other current assets	(941)	(236)
Other assets	13	(114)
Accounts payable	3,712	(274)
Accrued expenses and other liabilities	(487)	529
Licensing and collaboration commitment	7,000	—
Net cash provided by (used in) operating activities	5,248	(28,104)
Cash flows from investing activities
Milestone payments for intangible assets	(1,000)	—
Purchases of property and equipment, net	(25)	(1,856)
Proceeds from sales of marketable securities	—	7,456
Purchase of investments	(228,840)	(1,592,747)
Proceeds from maturities of investments	286,793	1,621,749
Net cash provided by investing activities	56,928	34,602
Cash flows from financing activities
Proceeds from stock option exercises	54	311
Proceeds from issuance of common stock under sales agreement, net of commission	12,072	—
Payments for sales agreement costs	(262)	—
Cash paid for contingent consideration	—	(3,000)
Net cash provided by (used in) financing activities	11,864	(2,689)
Effect of exchange rate on cash	52	(111)
Net increase in cash and cash equivalents	74,092	3,698
Cash and cash equivalents, beginning of period	26,755	9,823
Cash and cash equivalents, end of period	$100,847	$13,521
Supplemental disclosure of cash flow information
Cash paid for interest	$2,179	$628
Supplemental disclosure of noncash investing and financing activities:
Non-cash exercise of warrant	$—	$750
Receivable from broker for issuance of common stock	$605	$—

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

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $162,260 as of September 30, 2016. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments on hand will be sufficient to fund operations at least through September 30, 2017. As disclosed in Note 8 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal balance of $40,000 as of September 30, 2016. The terms of this agreement require the Company to receive unrestricted net cash proceeds of at least $45,000 from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreements also require that the Company have at least three products fully United States Department of Agriculture (“USDA”) or U.S. Food and Drug Administration (“FDA”) approved for commercialization by December 31, 2016. With the FDA approval of GALLIPRANT in March 2016 and the receipt of the upfront payment of $45,000 under the Elanco Animal Health, Inc. (“Elanco”) agreement (Note 10) entered into in April 2016, the Company has met both conditions. Additionally, the loan agreement requires that the Company maintain certain minimum liquidity at all times, which as of September 30, 2016, was approximately $38,600.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $885 and $430 as of September 30, 2016, and December 31, 2015, respectively.

Intangible Assets, net

Beginning in the third quarter of 2016, the Company’s amortized intangible assets of intellectual property rights for currently marketed products include approval/post-approval milestone payments made under the Company’s license agreements. Amortization of intangible assets with finite lives is recognized over the time the intangible assets are estimated to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method as revenues cannot be reasonably estimated.

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

In July 2015, the FASB approved a one-year delay in the effective date of the new revenue standard. These changes become effective for the Company on January 1, 2018. Early adoption is permitted but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact this new guidance will have on its consolidated financial statements.

Presentation of Financial Statements – Going Concern

In August 2014, the FASB issued guidance on management’s responsibility to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. This guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

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

Compensation – Stock Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

2. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following financial assets are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Fair Value Measurements as of
	Carrying	September 30, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,221	$—	$7,221	$—	$7,221
Short-term investments:
Short-term marketable securities - certificates of deposit	1,494	—	1,494	—	1,494
	$8,715	$—	$8,715	$—	$8,715

		Fair Value Measurements as of
	Carrying	December 31, 2015 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$6,972	$—	$6,972	$—	$6,972
Money market fund	35	35	—	—	35
Short-term investments:
Short-term marketable securities - certificates of deposit	747	—	747	—	747
Reverse repurchase agreements	58,700	—	58,700	—	58,700
	$66,454	$35	$66,419	$—	$66,454

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

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value of the Company’s financial liabilities which are not measured at fair value on a recurring basis was as follows:

	September 30, 2016
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$40,068	$39,968

	December 31, 2015
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$39,710	$40,569

Certain estimates and judgments were required to develop the fair value amounts. The fair value amount shown above is not necessarily indicative of the amounts that the Company would realize upon disposition, nor does it indicate the Company’s intent or ability to dispose of the financial instrument.

The fair value of loans payable was estimated using discounted cash flow analysis discounted at current rates.

Fair value information about the intangible assets that were fully impaired during the nine months ended September 30, 2016 (Note 7) was as follows:

		Fair Value
	Carrying	September 30, 2016 Using:
	Value	Level 1	Level 2	Level 3	Impairment
Intellectual property rights for currently marketed products	$—	$—	$—	$—	$551
Intellectual property rights acquired for in-process research and development	—	—	—	—	2,229
	$—	$—	$—	$—	$2,780

The fair value amount is presented as of the date of impairment, as these assets are not measured at fair value on a recurring basis (Note 7). The fair value reflects intangible assets written down to fair value during the nine months ended September 30, 2016. Fair value was determined using the income approach, specifically, the multi-period excess earnings method, a form of a discounted cash flow method. The Company started with a forecast of all the expected net cash flows associated with the asset and then it applied an asset-specific discount rate to arrive at a net present value amount. Some of the more significant estimates and assumptions inherent in this approach include: the amount and timing of the projected net cash flows, which includes the expected impact of competitive legal and/or regulatory forces on the product and the impact of technological risk associated with IPR&D assets; the discount rate, which seeks to reflect the various risks inherent in the projected cash flows; and the tax rate, which seeks to incorporate the geographic diversity of the projected cash flows.

3. Investments

Marketable Securities

Marketable securities consisted of the following:

	September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$1,494	$—	$—	$1,494
Total	$1,494	$—	$—	$1,494

At September 30, 2016, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

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

Reverse Repurchase Agreements

The Company, as part of its cash management strategy, may invest excess cash in reverse repurchase agreements. All reverse repurchase agreements are tri-party and have maturities of three months or less at the time of investment. The underlying collateral is U.S. government securities including U.S. treasuries, agency debt and agency mortgage securities. The underlying collateral posted by each counterparty is required to cover 102% of the principal amount and accrued interest after the application of a discount to fair value. The Company was not invested in any reverse repurchase agreements as of September 30, 2016.

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

The following table shows the Company’s gain recognized in other income (expense) for the three and nine months ended:

	Gain Recognized in		Gain Recognized in
	Other Income (expense)		Other Income (expense)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Derivative assets:
Warrant	$—	$—	$—	$1,274

As the Company exercised the warrant and subsequently sold the shares of common stock received upon exercise during the second quarter of 2015, no gain was recorded during the three and nine months ended September 30, 2016.

5. Inventories

Inventories are stated at the lower of cost or market and consisted of the following:

	September 30, 2016	December 31, 2015
Raw materials	$88	$120
Work-in-process	5,270	441
Finished goods	217	745
	$5,575	$1,306

Work-in-process inventories at September 30, 2016,  included $4,774 of pre-launch product costs of GALLIPRANT® (grapiprant tablets), ENTYCE® (capromorelin oral solution) and NOCITA® (bupivacaine liposome injectable suspension) capitalized due to anticipated benefit from future commercialization of these products. GALLIPRANT was approved by the CVM for the control of pain and inflammation associated with osteoarthritis in dogs in the first quarter of 2016, ENTYCE was approved by the CVM for appetite stimulation in dogs in the second quarter of 2016, and NOCITA was approved by the CVM as a local post-operative analgesia for cranial cruciate ligament surgery in dogs in the third quarter of 2016 and was made commercially available to veterinarians in the United States in October 2016. As of September 30, 2016, the Company had non-cancellable open orders for the purchase of inventories of approximately $21,800.

During the three and nine months ended September 30, 2016, the Company recognized inventory valuation adjustment losses in the amount of $111 and $1,664, respectively, from application of lower of cost or market, in cost of product sales. The losses related to TACTRESS™ inventories that were written off and pre-launch GALLIPRANT inventories marked to market due to terms agreed upon in the Elanco collaboration agreement (Note 10).

6. Goodwill

The Company completed its annual goodwill impairment testing during the third quarter of 2016. The Company elected to bypass the qualitative assessment. The Company determined as of the testing date that it consisted of one operating segment, which is comprised of one reporting unit. In performing step one of the assessment, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, step two of the assessment was not required to be performed, and the Company determined there was no impairment of goodwill during the third quarter of 2016.

Goodwill as of September 30, 2016, was as follows:

	Gross	Impairment	Net
	Carrying Amount	Losses	Carrying Value
Goodwill	$40,275	$—	$40,275

The change in the net book value of goodwill for the nine months ended September 30, 2016, was as follows:

2016
As of January 1	$39,781
Effect of foreign currency exchange	494
As of the end of the period	$40,275

7. Intangible Assets, Net

The change in the net book value of intangible assets for the nine months ended September 30, 2016, was as follows:

2016
As of January 1	$15,067
Additions	1,000
Amortization expense	(281)
Effect of foreign currency exchange	327
Impairment	(2,780)
As of the end of the period	$13,333

The estimated useful lives of the individual categories of intangible assets were based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with finite lives is recognized over the shorter of the respective term of the agreement or the period of time the intangible assets are expected to contribute to future cash flows. The Company amortizes finite-lived intangible assets using the straight-line method. The Company recognized amortization expense of $91  and $281 for the three and nine months ended September 30, 2016, respectively, and $483 and $1,449 for the three and nine months ended September 30, 2015, respectively. Indefinite-lived in-process research and development (“IPR&D”) intangible assets are not amortized until a product reaches its first conditional license or approval, and then they are amortized over their estimated useful lives.

Unamortized Intangible Assets

Unamortized intangible assets as of September 30, 2016, were as follows:

Net
Carrying
Value
2016
Intellectual property rights acquired for in-process research and development	$7,109

The net carrying value above includes asset impairment charges to date of $16,765.

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

Amortized Intangible Assets

Amortized intangible assets as of September 30, 2016, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$29,572	$23,348	$6,224	19.73	Years

Accumulated amortization includes both amortization expense and asset impairment charges. Asset impairment charges to date are $20,228.

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

While TACTRESS remains commercially available, the use by oncologists has been more limited than the Company anticipated, resulting in sales during the quarter ended June 30, 2016, being significantly lower than forecasted. The Company deemed the events and market projections described above to be indicators of potential impairment of its finite-lived intangible asset TACTRESS during the second quarter of 2016. The Company performed impairment testing for the intangible asset TACTRESS as of June 30, 2016, and recorded an impairment expense of $551 during the second quarter of 2016, resulting in a net carrying value of $0 for TACTRESS.

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the product candidates could result in additional impairment charges in future periods. For example, we anticipate the results of the BLONTRESS post-approval study, Mini B-CHOMP, in late 2016.

8. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and Vet Therapeutics, Inc., (the “borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC, (the “Lenders”). The loan is secured by substantially all of the borrowers’ personal property other than intellectual property. The outstanding principal balance under the Loan Agreement was $35,000 under the term loan facility and $5,000 under the revolving facility at September 30, 2016. The interest rate, which is the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, on the term loan and revolving credit facility as of September 30, 2016, was 7.16%. During the three and nine months ended September 30, 2016, the Company recognized interest expense of $851 and $2,538, respectively, and during the three and nine months ended September 30, 2015, the Company recognized interest expense of $221 and $655, respectively.

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

The Loan Agreement requires that the Company receive unrestricted net cash proceeds of at least $45,000 from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Company has at least three products fully USDA- or FDA-approved for commercialization by December 31, 2016. With the FDA approval of GALLIPRANT in March 2016 and the receipt of the upfront payment of $45,000 under the Elanco collaboration agreement (Note 10) entered into in April 2016, the Company has met both conditions. Additionally, the Loan Agreement requires that the Company maintain certain minimum liquidity at all times, which as of September 30, 2016, was approximately $38,600. At September 30, 2016, the Company was in compliance with all financial covenants. If the minimum liquidity covenant is not met, the Company may be required to repay the loan prior to scheduled maturity date.

Loans payable as of September 30, 2016, were as follows:

Principal amounts
Term loan, 7.16%, principal payments from May 1, 2017 through October 16, 2019	$35,000
Revolving line, 7.16%, due October 16, 2017	5,000
Add: accretion of final payment and termination fees	354
Less: unamortized debt issuance costs	(286)
As of the end of the period	$40,068

As of September 30, 2016,  $5,833 related to the term loan was reclassified as Current portion – loans payable.

9. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
Accrued expenses:
Payroll and related expenses	$1,944	$1,922
Professional fees	226	388
Royalty expense	53	1
Interest expense	239	238
Research and development costs	594	1,111
Milestone	176	500
Other	222	87
Total accrued expenses	$3,454	$4,247

10. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (the “RaQualia Agreements”) that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (ENTYCE, also known as AT-002) and RQ-00000007 (GALLIPRANT, also known as AT-001). The Company will be required to pay RaQualia milestone payments associated with GALLIPRANT and ENTYCE of up to $7,000 and $6,500, respectively, upon the Company’s achievement of certain development, regulatory and commercial milestones, as well as mid-single digit royalties on the Company’s or the Company’s sublicensee’s product sales, if any.

The Company achieved milestones totaling $0 and $5,000 which were expensed within research and development expenses during the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, the Company had paid $5,000 in milestone payments and no royalty payments since execution of the RaQualia Agreements.

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

On February 24, 2015, the Company and Elanco agreed to terminate the Elanco Agreement. In consideration for the return of the commercial license granted to Elanco, the Company paid Elanco $2,500 in March 2015, and will be required to pay an additional $500 upon the first commercial sale by the Company. At that time the Company determined that it was probable that the $500 payment will be paid, and recorded the $500 as a current liability in the first quarter of 2015. The first commercial sale occurred in March 2016. The Company recorded the $3,000 owed to Elanco as a reduction in revenues received from Elanco as the payment was to re-acquire rights that the Company had previously licensed to Elanco.

On February 25, 2016, the Company and Elanco agreed to amend the terms related to the $500 payment due upon the first commercial sale by the Company. Under the amended terms, upon the first commercial sale in March 2016, the Company is required to pay quarterly a royalty per vial sold until $500 in royalties are paid or the end of two years. After two years, the Company will be required to pay Elanco $500 plus 10% interest, compounded annually against any unpaid balance, less any royalties paid during the two years. If during the two years following the first commercial sale the Company withdraws BLONTRESS from the market and ceases all commercialization, the remaining royalty and related interest are no longer payable. As of  September 30, 2016,  $313 of the remaining $489 accrued milestone was included in other long-term liabilities in the consolidated balance sheets.

GALLIPRANT

On April 22, 2016, the Company entered into a Collaboration, License, Development and Commercialization Agreement (the “Collaboration Agreement”) with Elanco pursuant to which the Company granted Elanco rights to develop, manufacture, market and commercialize the Company’s products based on licensed grapiprant rights and technology (the “Product”), including GALLIPRANT. Pursuant to the Collaboration Agreement, Elanco will have exclusive rights globally outside the United States and co-exclusive rights with the Company in the United States during the term of the Collaboration Agreement.

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

The Company concluded that the Collaboration Agreement and Co-Promotion Agreement represent a multiple-element arrangement, and evaluated if deliverables in the arrangement represent separate units of accounting. The Company identified the following deliverables under the agreement: (i) a royalty-bearing, sub-licensable, development, manufacturing and commercialization license; (ii) manufacturing and supply services; (iii) participation in a joint manufacturing subcommittee; and (iv) services associated with obtaining the EU Product Registration. The Company performed an assessment and concluded that the license had stand-alone value from the other undelivered elements in the arrangement. The Company’s best estimate of the selling price for the manufacturing subcommittee and the EU Product Registration services were immaterial and, therefore, no consideration was allocated to these deliverables. Under the manufacturing and supply services terms, Elanco will be obligated to pay for any future orders at a price per unit representative of market value, and, therefore, no upfront consideration was allocated to this deliverable. The Company allocated $38,000 of the $45,000 upfront payment to the license, and recognized $38,000 of licensing and collaboration revenue during the quarter ended June 30, 2016.  The Company allocated $7,000 of upfront consideration to the R&D Cap, which was recorded as licensing and collaboration commitment liability in the consolidated balance sheet at September 30, 2016. The Company classified the licensing and collaboration commitment liability as a current liability due to the Company having no control over when R&D Cap expenses will be incurred and the expected timing of R&D Cap expenses being unknown as of September 30, 2016.  The licensing and collaboration commitment liability will be reduced in future periods as the related expenses are incurred by Elanco and paid for by the Company. Any remaining balance not paid to Elanco will be recognized as licensing and collaboration revenue on December 31, 2018, when the Company’s obligation to fund 25% of Elanco’s development efforts expires.

The Company evaluated if the sales and other milestones in the Collaboration Agreement are substantive. The Company determined that the milestones are non-substantive, and, therefore, these milestones will be allocated amongst the delivered, and any undelivered elements at the time the milestones are earned. If there are no undelivered elements, the milestone payments will be recognized as revenue in their entirety upon achievement of each milestone. For the three and the nine months ended September 30, 2016,  no milestones were achieved, and accordingly, no revenues were recognized from the milestones.

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

Pacira Pharmaceuticals, Inc. (“Pacira”)

On December 5, 2012, the Company entered into an Exclusive License, Development, and Commercialization Agreement with Pacira (the “Pacira Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for NOCITA® (also known as AT-003). The Company is required to pay Pacira milestone payments of up to $40,000 upon the Company’s achievement of certain commercial milestones, as well as tiered royalties on the Company’s product sales, if any. The commercial milestones owed to Pacira under the Pacira Agreement begin to be triggered once NOCITA annual net sales reach $100,000 with the final tier being owed to Pacira once NOCITA annual net sales reach $500,000.

The Company achieved milestones totaling $1,000 and $2,000 during the three and nine months ended September 30, 2016, respectively. The $1,000 of milestones achieved during the third quarter of 2016 was capitalized as intangible assets and the other $1,000 was expensed within research and development expenses in the second quarter of 2016. As of September 30, 2016, the Company had paid $2,500 in milestone payments and no royalty payments since execution of the Pacira Agreement.

11. Common Stock

As of September 30, 2016, there were 36,318,541 shares of the Company’s common stock outstanding, net of 504,812 shares of unvested restricted common stock.

At-the-Market Offering

On October 16, 2015, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc. (“Barclays”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares. During the quarter ended September 30, 2016, the Company agreed to sell 1,629,408 Shares, of which 1,416,052 Shares settled during the third quarter of 2016 for aggregate net proceeds of $12,676, of which $605 was received by the Company after September 30, 2016. Subsequent to September 30, 2016, the remaining 213,356 Shares settled for aggregate net proceeds of $1,911. As of the date of this filing, approximately $37,000 of Shares remained available for sale under the Sales Agreement. The Company has not agreed to sell any additional Shares since September 30, 2016.

12. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the nine months ended September 30, 2016, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2015	86,490	$2.95	7.09	$228
Granted	—	—
Exercised	(20,559)	0.44
Forfeited	—	—
Expired	—	—
Outstanding as of September 30, 2016	65,931	$3.73	6.35	$371

As of  September 30, 2016,  5,516 shares of common stock granted from early exercised options are unvested and subject to repurchase. For the nine months ended September 30, 2016, the total intrinsic value of options exercised was $180 and the total received from stock option exercises was $9.

Activity related to restricted stock under the 2010 Plan for the nine months ended September 30, 2016, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2015	37,078	$0.36
Issued	—	—
Vested	(37,078)	0.36
Forfeited	—	—
Unvested restricted common stock as of September 30, 2016	—	$—

For the nine months ended September 30, 2016, the total fair value of restricted common stock vested was $212.

2013 Incentive Award Plan

Activity related to stock options under the 2013 Incentive Award Plan (the “2013 Plan”) for the nine months ended September 30, 2016, was as follows:

			Weighed
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)

Outstanding as of December 31, 2015	1,728,199	$16.57	8.31	$—
Granted	822,433	4.35
Exercised	(7,458)	6.00
Forfeited	(153,891)	10.39
Expired	(42,976)	16.72
Outstanding as of September 30, 2016	2,346,307	$12.72	7.95	$4,361

For the nine months ended September 30, 2016, the weighted average grant date fair value of stock options granted was $2.92. For the nine months ended September 30, 2016, the total intrinsic value of options exercised was $11 and the total received from stock option exercises was $45.

Activity related to restricted stock under the 2013 Plan for the nine months ended September 30, 2016, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2015	333,263	$17.77
Issued	427,317	3.72
Vested	(207,635)	13.00
Forfeited	(53,649)	7.44
Unvested restricted common stock as of September 30, 2016	499,296	$8.84

For the nine months ended September 30, 2016, the total fair value of restricted common stock vested was $1,088. The Company did not receive cash proceeds for any of the restricted common stock issued during the nine months ended September 30, 2016.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of product sales and inventories	$30	$31	$79	$98
Research and development	227	364	856	1,363
Selling, general and administrative	1,831	1,705	5,601	5,028
	$2,088	$2,100	$6,536	$6,489

The Company had an aggregate of $7,915 and $3,145 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, as of  September 30, 2016, which is expected to be recognized over a weighted average period of 2.17 years and 1.50 years, respectively.

13. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2016	2015	2016	2015
Basic and diluted net loss per share:
Numerator:
Loss before income taxes	$(13,371)	$(55,200)	$(10,242)	$(72,588)
Income tax benefit	—	758	—	1,389
Net loss	$(13,371)	$(54,442)	$(10,242)	$(71,199)
Denominator:
Weighted average shares outstanding, basic and diluted	35,092,686	34,405,646	34,837,169	34,293,357
Net loss per share, basic and diluted	$(0.38)	$(1.58)	$(0.29)	$(2.08)

Stock options for the purchase of 2,412,238 and 1,808,859 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015, respectively,  because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

14. Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended September 30, 2016, compared to an income tax benefit of $758 and $1,389 during the three and  nine months ended September 30, 2015,  respectively, which was recognized for losses incurred that would reduce the amount of deferred tax liability related to intangible assets. The Company recognized no deferred tax benefit for losses incurred during the three and nine months ended September 30, 2016, due to a full valuation allowance recognized against its deferred tax assets.

15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2015	$(9,320)	$(9,320)
Foreign currency translation adjustment	891	891
As of September 30, 2016	$(8,429)	$(8,429)

Amounts reclassified from accumulated other comprehensive loss were as follows:

		Amounts Reclassified from		Amounts Reclassified from
		Accumulated Other		Accumulated Other
		Comprehensive Loss		Comprehensive Loss
		Three Months Ended		Nine Months Ended
	Location in	September 30,		September 30,
	Statements of Operations	2016	2015	2016	2015
Gain on sale of securities available-for-sale	Other income (expense)	$—	$—	$—	$3,874
		$—	$—	$—	$3,874

16. Variable Interest Entity

ViroVet BVBA (“ViroVet”)

During the third quarter of 2015, the Company reviewed certain operations of its wholly owned subsidiary, Aratana Therapeutics NV (“Aratana NV”). As a result, the Company made a strategic decision to wind down pre-clinical discovery efforts being performed at Aratana NV and focus future efforts of Aratana NV on clinical assets, the development of core legacy programs, i.e. AT-001, AT-002 and AT-003 for EU approval and business development and monetization of production animal assets and know-how obtained in the acquisition of Okapi Sciences. To facilitate this reorganization, the Company, via Aratana NV, along with the former General Manager of Aratana NV, the current General Manager of Aratana NV and a consultant to the Company, formed ViroVet BVBA. During the third quarter of 2015 the Company began to transition some of its employees from Aratana NV to ViroVet. The Company plans to terminate additional Aratana NV employees, and transition selected Aratana NV assets and liabilities throughout 2016 to ViroVet to further pursue the research and development of production animal products.

Except for the financing matters described below, the Company will have little to no involvement in the operations of ViroVet.

Equity Investment

In July 2015 and August 2016, the Company paid $2 and $4, respectively, for 28% ownership interest in ViroVet. The Company has no further obligation to provide any further capital.

Convertible Loan Agreement

On September 11, 2015, Aratana NV and ViroVet executed a convertible loan agreement in which Aratana NV agreed to loan ViroVet $335 (€300) on September 15, 2015. The convertible loan agreement requires ViroVet to use the proceeds towards the development and operations of ViroVet in accordance with the budget prepared by ViroVet. The loan bears an annual interest rate of 7% and is unsecured. In September 2016, the Company agreed to extend the term of the convertible loan agreement up to March 31, 2017.

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

Total assets and liabilities of the Company’s consolidated VIE were not material as of September 30, 2016.

For the three and nine months ended September 30, 2016, ViroVet’s net loss and non-controlling interest were not material and are included in the Company’s consolidated statement of operations. Creditors in ViroVet only have recourse to the assets owned by the VIE and not to the Company’s general credit. The Company currently does not have implicit support arrangements with ViroVet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of launch and commercialization of product candidates, ongoing efforts in preparation for commercialization of product candidates, beliefs regarding market opportunities for our products and potential success of our product candidates; and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets AT-004, AT-005, AT-007 and AT-011; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of our credit facility; our substantial dependence upon the success of our product candidates; development of our biologic product candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future product candidates; failure of our product candidates that receive regulatory approval to obtain market approval or achieve commercial success; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our product candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional product candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and collaborators; regulatory restrictions on the marketing of our product candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our product candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our product candidates; effects of system failures or security breaches; failure to obtain ownership of issued patents covering our product candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our product candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and selling, general and administrative costs associated with our operations. As of September 30, 2016, we had a deficit accumulated since inception of  $162.3 million, and cash, cash equivalents and short-term investments of $102.3 million.

Business Updates

During the nine months ended September 30, 2016, we continued to make progress towards our objective of becoming a fully integrated development and commercial company in 2016. During the third quarter of 2016, we received our third U.S. Food and Drug Administration (“FDA”) approval, initiated two pivotal field studies,  raised capital, continued to progress on the manufacturing of commercial supply for upcoming product launches, and prepared ourselves to have a commercial presence in the pet therapeutic market. Shortly after the end of the third quarter of 2016, we commercially launched our FDA-approved therapeutic NOCITA.

Research and Development

The following tables identify the most advanced product candidates being developed under the FDA’s Center for Veterinary Medicine (“CVM”) regulations and their current regulatory status:

Galliprant (grapiprant tablets)	entyce (capromorelin oral solution)	nocita (bupivacaine liposome injectable suspension)
Pilot Study	✓	✓	✓
Pivotal Study	✓	✓	✓
CMC Technical Section Complete Letter	✓	✓	✓
Safety Technical Section Complete Letter	✓	✓	✓
Effectiveness Technical Section Complete Letter	✓	✓	✓
Product Labeling	✓	✓	✓
Administrative NADA	✓	✓	✓

NOCITA

On August 12, 2016, the FDA’s CVM approved NOCITA (bupivacaine liposome injectable suspension), a local post-operative analgesia for cranial cruciate ligament surgery in dogs. NOCITA was made commercially available to veterinarians in the United States in October 2016.

AT-003 for cats

During the third quarter of 2016, we began enrollment in the pivotal field effectiveness study for post-operative pain management in cats under an FDA-concurred protocol.

AT-016 for dogs

During the third quarter of 2016, our exclusive license partner responsible for development, VetStem Biopharma, Inc. (“VetStem”), initiated the pivotal field effectiveness study for dogs with pain associated with osteoarthritis under an FDA-concurred protocol.

AT-018 for dogs

In October 2016, we and our license partner, Atopix Therapeutics, Ltd, reviewed the high-level results of a multi-center, masked, placebo-controlled, randomized pilot field study in client-owned dogs with recurrent atopic dermatitis. The pilot study for AT-018 was designed to evaluate the product candidate’s ability to maintain the reduction of clinical signs in dogs with recurrent atopic dermatitis after receiving corticosteroids. The study design required that patients were pre-treated with prednisone, and the principle evaluation was based on subsequent differences in symptom scores in dogs that had responded to prednisone. Seventy-five dogs were enrolled in the study but only approximately 40 percent of the cases were evaluable because of the unexpectedly high failure rate of prednisone. We do not believe that AT-018 demonstrated sufficient activity to merit continued development in this severe disease, and based on our recent discussions with the FDA, we plan to pursue an alternative clinical setting. Based on the encouraging laboratory studies, discussions with the FDA, and the fact that AT-018 appears well-tolerated, we intend to investigate AT-018 to prevent clinical signs in at-risk dogs. We intend to initiate a pilot study in 2017 to probe this new indication and we remain enthusiastic about continued development of AT-018.

Products in our pipeline regulated by the  United States Department of Agriculture (“USDA”) are:

BLONTRESS and TACTRESS

We anticipate the results of the BLONTRESS post-approval study, Mini B-CHOMP, in late 2016. In the third quarter of 2015, our interim analysis of clinical results indicated that TACTRESS did not seem to be adding significant progression-free survival in canine T-cell lymphoma; those results were confirmed in the final study results in July 2016.

AT-014 for dogs

During the third quarter of 2016, we continued enrollment in the pivotal field safety study for AT-014, an investigational canine osteosarcoma vaccine that we licensed from Advaxis, Inc. We  continue to anticipate conditional licensure in the first half of 2017.

Manufacturing and Supply Chain

GALLIPRANT and ENTYCE

During the third quarter of 2016, we continued to transfer the manufacturing technology processes for GALLIPRANT and ENTYCE to our identified active pharmaceutical ingredient (“API”) and formulated product contract manufacturers to provide commercial supplies. We have completed the required manufacturing validation work in regards to API for both GALLIPRANT and ENTYCE. We made additional manufacturing filings with the FDA to obtain approvals that are required for commercial launch. Further, we continue to complete the required manufacturing validation work of formulated product and packaging to produce inventory for commercial availability.

NOCITA

We have initial NOCITA product supply to support commercial launch. While this initial supply is labeled with 24-month shelf life, to comply with recent FDA guidance affecting our product, subsequent supply will be labeled with 12-month shelf life. We anticipate that this labeling change will not impact our ability to market the product.

Sales and Marketing

We have built our commercial organization to target companion animal veterinarians in the United States who typically act as not only the prescriber of product, but as the pharmacist as well. During the third quarter of 2016, we hired approximately two dozen Therapeutic Specialists in territories across the United States and we hosted our first national sales meeting in Kansas City the last week of September 2016. Regional Sales Leaders, National Account Managers and Medical Scientific Liaisons, as well as experienced sales and marketing leadership, round out the commercial organization.

In October 2016, in conjunction with our attendance at the American College of Veterinary Surgeons Surgery Summit in Seattle we commercially launched NOCITA. Our commercial focus for the rest of 2016 will be NOCITA. In November 2016, Elanco Animal Health, Inc. (“Elanco”), a division of Eli Lilly & Co.,  communicated to us that they anticipate commercial launch of GALLIPRANT in early 2017, assuming Aratana’s supply of GALLIPRANT is approved and released.

Recent Developments

Properties

Effective July 1, 2016, we renewed our lease of approximately 6,600 square feet of office, laboratory and manufacturing space in San Diego, California, that now expires on June 30, 2021. We did not renew our lease of corporate office space in Boston, Massachusetts, which expired pursuant to the lease terms on August 31, 2016.

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

There have been no material changes to our critical accounting policies through September 30, 2016, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$—	$—	NA	$38,151	$—	NA
Product sales	40	229	(82.5)%	108	615	(82.4)%
Total revenues	40	229	(82.5)%	38,259	615	>100.0%
Costs and expenses:
Cost of product sales	286	138	>100.0%	2,046	357	>100.0%
Royalty expense	19	23	(17.4)%	57	66	(13.6)%
Research and development	5,334	6,197	(13.9)%	21,386	18,499	15.6%
Selling, general and administrative	6,924	4,997	38.6%	19,623	14,061	39.6%
Amortization of intangible assets	91	483	(81.2)%	281	1,449	(80.6)%
Impairment of intangible assets	—	43,398	(100.0)%	2,780	43,398	(93.6)%
Other income (expense):
Interest income	116	33	>100.0%	276	147	87.8%
Interest expense	(859)	(226)	>100.0%	(2,554)	(661)	>100.0%
Other income (expense), net	(14)	—	NA	(50)	5,141	<(100.0)%
Income tax benefit	$—	$758	(100.0)%	$—	$1,389	(100.0)%

Revenues

During the three and nine months ended September 30, 2016, total revenues decreased by $0.2 million and increased by $37.6 million, respectively, as compared to the corresponding 2015 periods. The decrease for the three month period was primarily due to a decrease in the product sales of TACTRESS. The increase during the nine month period  was primarily due to an increase of $38.0 million in licensing and collaboration revenue related to the Collaboration, License, Development and Commercialization Agreement with Elanco entered into in April 2016 (the “Collaboration Agreement”), partially offset by a decrease of $0.5 million in product sales. During the three and nine months ended September 30, 2016, product sales consisted of sales of BLONTRESS and TACTRESS. We believe that BLONTRESS and TACTRESS product sales will remain modest for the rest of 2016, NOCITA product sales began in the fourth quarter of 2016 and product sales from GALLIPRANT and ENTYCE are anticipated to begin in 2017. Any future licensing and collaboration revenue will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Collaboration Agreement.

Cost of product sales

During the three and the nine months ended September 30, 2016, cost of product sales increased by $0.1 million and $1.7 million, respectively, as compared to the corresponding 2015 periods. The increases were primarily due to inventory valuation adjustment losses in the amount of $0.1 million and $1.7 million for the three and nine months of 2016, respectively, from the write-off of TACTRESS inventories and pre-launch GALLIPRANT inventories marked to market due to terms agreed upon in the Collaboration Agreement.

Royalty expense

During the three and nine months ended September 30, 2016, royalty expense decreased by $4,000 and $9,000, respectively, as compared to the corresponding 2015 periods. The decreases in both the three and nine month periods were primarily a result of the decreased sales of TACTRESS.

Research and development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% Change	2016	2015	% Change
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$4,014	$4,018	(0.1)%	$10,802	$12,020	(10.1)%
Milestones	250	500	(50.0)%	6,450	600	>100.0%
Personnel costs	900	1,081	(16.7)%	3,577	4,497	(20.5)%
Other costs	170	598	(71.6)%	557	1,382	(59.7)%
Total research and development	$5,334	$6,197	(13.9)%	$21,386	$18,499	15.6%

During the three and nine months ended September 30, 2016, research and development expense decreased by $0.9 million and increased by $2.9 million, respectively, as compared to the corresponding 2015 periods. The decrease for the three months ended September 30, 2016, was due to a decrease of $0.3 million in milestone payments, $0.2 million decrease in personnel costs relating to a lower headcount in 2016 and $0.4 million decrease in other costs. The increase for the nine months ended September 30, 2016, was primarily due to an increase of $5.9 million in milestones relating to GALLIPRANT, ENTYCE, NOCITA, and AT-016. This increase was partially offset by a decrease of $0.9 million in personnel costs relating to a lower headcount in the 2016 nine month period, a decrease of $1.2 million in contracted development costs as a result of the completion of several clinical studies for our lead programs, and a $0.8 million decrease in other costs.

In addition, based on our development plans as of September 30, 2016, we have committed to make potential future milestone payments to third parties of up to approximately $112.1 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. The $112.1 million consists of $80.4 million of commercial milestones and $31.7 million of development and regulatory milestones. Of the $80.4 million, we anticipate paying $6.2 million in the next 12 months. In the next five years, we anticipate paying up to $10.0 million of first commercial sales milestones for AT-001 and AT-002 if those products are launched in the U.S. and Europe, and the remainder if certain net revenue thresholds are achieved thereafter. Of the $31.7 million of development and regulatory milestones, we anticipate paying $0.5 million during the next 12 months, provided various development and regulatory milestones are achieved. The $31.7 million in milestones is spread across AT-001, AT-002, AT-003, AT-014, AT-016, AT-017, AT-018, and other pre-development candidates. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones.

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

Selling, general and administrative

During the three and nine months ended September 30, 2016, selling, general and administrative expense increased by $1.9 million and $5.6 million, respectively, as compared to the corresponding 2015 periods. For the three months and nine months ended September 30, 2016, these increases were due to increases of $0.9 million and $1.9 million, respectively, in personnel expenses primarily as a result of higher sales and marketing headcount, and increases of $1.0 million and $2.5 million, respectively, in expenses incurred in preparation for the commercialization of product candidates for which we have received regulatory approval in 2016. The increases in the commercialization expenses were primarily due to product branding, sponsorship expenses in conjunction with our participation in several key veterinary conferences to build awareness of Aratana and our product candidates, and expenses related to corporate technology and infrastructure. For the nine months ended September 30, 2016, the $5.6 million increase in selling, general and administrative expenses was also due to a credit of $1.2 million recorded in the first quarter of 2015 to reduce the fair value of the contingent consideration to zero, which had originally been due under the Vet Therapeutics, Inc. merger agreement.

We expect selling, general and administrative expense to continue to increase as we build out our sales organization and corporate infrastructure in support of the expected commercialization of GALLIPRANT, ENTYCE, NOCITA, AT-014, and other development programs.

Amortization of intangible assets

During the three and nine months ended September 30, 2016, amortization of intangible assets decreased by $0.4 million and $1.2 million, respectively, as compared to the corresponding 2015 periods. The decreases in both the three and nine month periods reflect the impact of the impairment of BLONTRESS and TACTRESS in 2015. The lower carrying value due to the impairment charge resulted in the lower expense being recognized. Lower carrying values due to the TACTRESS impairment charge in 2016 will also result in lower amortization of intangible assets for the impaired intangibles in future periods.

Impairment of intangible assets

During the three and nine months ended September 30, 2016, impairment of intangible assets decreased by $43.4 million and $40.6 million, respectively, as compared to the corresponding 2015 periods. The impairment of intangible assets in 2016 was related to impairment charges of TACTRESS ($0.6 million) and AT-007 ($2.2 million). The impairment charge related to TACTRESS resulted from updated sales expectations and resulted in a carrying value of $0 for TACTRESS. The impairment charge related to AT-007 was the result of our decision to discontinue the development of AT-007 due to the return of global rights of AT-006 and ensuing development program portfolio prioritization, including consideration of our focus on commercial launch activities to support our recently approved products, and resulted in a carrying value of $0 for AT-007. For more information regarding the impairment charges, see Note 7 to the consolidated financial statements. Unfavorable outcomes of our development activities or our estimates of the market opportunities for the product candidates could result in additional impairment charges in future periods. For example, we anticipate the results of the BLONTRESS post-approval study, Mini B-CHOMP, in late 2016.

Interest income

During the three and nine months ended September 30, 2016, interest income increased by $83,000 and $129,000, respectively, as compared to the corresponding 2015 periods. The increases primarily related to interest earned at higher interest rates and on higher deposits held at Square 1 Bank and short-term investments in reverse repurchase agreements.

Interest expense

During the three and nine months ended September 30, 2016, interest expense increased by $0.6 million and $1.9 million, respectively, as compared to the corresponding 2015 periods. These increases were due to interest expense related to our Loan Agreement, as discussed below in “Financial Condition, Liquidity and Capital Resources – Indebtedness”, which was entered into during October 2015. During the three and nine months ended September 30, 2016, accretion of the debt discount and amortization of deferred financing costs totaled $0.1 million and $0.4 million, respectively, which is non-cash interest included in our interest expense above.

Other income (expense), net

During the three and nine months ended September 30, 2016, other income (expense), net decreased by $14,000 and $5.2 million, respectively, as compared to the corresponding 2015 periods.  The decrease during the nine month period was primarily related to a $3.5 million gain on the sale of Advaxis stock, a $1.3 million increase in the fair value of the Advaxis warrant, and a $0.3 million gain on the sale of shares received from the exercise of the Advaxis warrant that occurred in the corresponding period in 2015.

Income tax benefit

During the three and nine months ended September 30, 2016, income tax benefit decreased by $0.8 million and $1.4 million, respectively, as compared to the corresponding 2015 periods.  The income tax benefit in 2015 was recognized for losses incurred that would reduce the amount of deferred tax liability related to intangible assets. There was no deferred tax benefit recognized for losses incurred during the three and nine months ended September 30, 2016, due to a full valuation allowance recognized against our deferred tax assets.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	September 30, 2016	December 31, 2015	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$100,847	$26,755	>100.0%
Marketable securities - short-term	1,494	747	100.0%
Reverse repurchase agreements	—	58,700	(100.0)%
Total cash, cash equivalents, marketable securities and reverse repurchase agreements	$102,341	$86,202	18.7%
Borrowings:
Loans payable, net	$40,068	$39,710	0.9%
Working capital:
Current assets	$110,945	$89,019	24.6%
Current liabilities	21,408	5,684	>100.0%
Total working capital	$89,537	$83,335	7.4%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our product candidates, research and development activities and selling, general and administrative costs associated with our operations. As of September 30, 2016, we had an accumulated deficit of $162.3 million and cash, cash equivalents and short-term investments of $102.3 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our product candidates. As a result, we expect to seek to fund our operations through corporate collaborations and licensing arrangements, as well as public or private equity offerings or further debt financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our products, discontinuing product development programs, or granting rights to develop and market products or product candidates that we would otherwise prefer to develop and market ourselves. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. Arrangements with collaborators or others may require us to relinquish rights to certain of our technologies or product candidates. In addition, there is a risk that we may never successfully complete development of our product candidates, obtain adequate patent protection for our technology, obtain necessary regulatory approval for our product candidates or achieve commercial viability for any approved product candidates. As disclosed in Note 8 to the consolidated financial statements, we have a term loan and a  revolving credit facility with an aggregate principal balance of $40.0 million as of September 30, 2016. The terms of the agreement require us to receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The loan agreement also requires that we have at least three products fully USDA-or FDA-approved for commercialization by December 31, 2016. With the FDA approval of GALLIPRANT in March 2016 and the receipt of the upfront payment of $45.0 million under the Collaboration Agreement with Elanco entered into in April 2016, we have met both conditions. Additionally, the loan agreement requires that we maintain at all times the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater, which as of September 30, 2016, was approximately $38.6 million. Due to the increase in cash used as a result of milestone and inventory purchases for upcoming launches, the third quarter cash usage increased resulting in an increase in the minimum liquidity requirement. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash and cash equivalents and short-term investments of $102.3 million will allow us to fund our operations at least through September 30, 2017.

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

At-the-Market Offering

On October 16, 2015, we entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc. (“Barclays”) pursuant to which we may sell from time to time, at our option, up to an aggregate of $52.0 million of shares of our common stock (the “Shares”) through Barclays, as sales agent. Sales of the Shares, if any, will be made under our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We will pay Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares. During the quarter ended September 30, 2016, we agreed to sell 1,629,408 Shares, of which 1,416,052 Shares settled during the third quarter of 2016 for aggregate net proceeds of $12.7 million, of which $0.6 million was received by us after September 30, 2016. Subsequent to September 30, 2016, the remaining 213,356 Shares settled for aggregate net proceeds of $1.9 million. As of the date of this filing, approximately $37.0 million of Shares remained available for sale under the Sales Agreement. We have not agreed to sell any additional Shares since September 30, 2016.

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

The Loan Agreement requires that the Borrowers receive unrestricted net cash proceeds of at least $45.0 million from partnering transactions and/or the issuance of equity securities from October 16, 2015 to October 16, 2016. The Loan Agreement also requires that the Borrowers have at least three products fully USDA- or FDA approved for commercialization by December 31, 2016. With the FDA approval of GALLIPRANT in March 2016 and the receipt of the upfront payment of $45.0 million under the Collaboration Agreement with Elanco entered into in April 2016, we have met both conditions. Additionally, the Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of September 30, 2016, was approximately $38.6  million. At September 30, 2016, the Borrowers were in compliance with all financial covenants.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2015, reflects an increase in total current assets of $21.9 million and an increase in current liabilities of $15.7 million. The increase in total current assets was primarily driven by an increase in cash and cash equivalents due to the receipt of the $45.0 million upfront payment under the Collaboration Agreement and receipt of $12.7 million from issuance of common stock in 2016. The increase in total current liabilities was primarily a result of increases in ENTYCE and NOCITA inventories,  an increase in the current portion of loans payable and an increase in the licensing and collaboration commitment.

Cash Flows

Summary of our cash flows for the nine months ended September 30, 2016 and 2015, was as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$5,248	$(28,104)
Net cash provided by investing activities	$56,928	$34,602
Net cash provided by (used in) financing activities	$11,864	$(2,689)

Net cash provided by (used in) operating activities

During the nine months ended September 30, 2016, net cash provided by operating activities was $5.2 million. We had a net loss of $10.2 million which includes an adjustment of a non-cash expense for stock-based compensation of $6.5 million, a non-cash depreciation and amortization expense of $0.7 million, a non-cash impairment of intangible assets of $2.8 million, and a lower of cost or market adjustment to inventories of $1.6 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by licensing and collaboration revenues of $38.0 million from the Collaboration Agreement. Net cash provided by changes in our working capital consisted primarily of an increase in accounts payable of $3.7 million, an increase of $7.0 million in licensing and collaboration commitment under the Collaboration Agreement, partially offset by a decrease in accrued expenses and other liabilities of $0.5 million, an increase in prepaid expenses and other current assets of $0.9 million, and an increase in inventories of $5.8 million. The increase in inventories was primarily related to GALLIPRANT and ENTYCE pre-launch inventories. The increase in accounts payable was primarily related to ENTYCE inventories and trade payables. The increase in prepaid expenses and other current assets was primarily due advance payments made for our outsourced research and development activities.

During the nine months ended September 30, 2015, net cash used in operating activities was $28.1 million. We had a pretax loss of $72.6 million which includes a gain on sale of marketable securities of $3.9 million, an adjustment of a non-cash expense for stock-based compensation of $6.5 million, a non-cash depreciation and amortization expense of $1.6 million, and an impairment of intangible assets loss of $43.4 million, partially offset by a non-cash change in fair value of contingent consideration of $1.2 million, a non-cash change in fair value of derivative instruments of $1.3 million, and a non-cash deferred income tax benefit of $0.8 million. Our net losses were primarily attributed to impairment of intangible assets, to research and development activities related to our programs and our selling, general and administrative expenses. Net cash used by changes in our working capital consisted primarily of an increase in inventories of $0.7 million, a  decrease in accounts payable of $0.3 million, an increase in prepaid expenses of $0.2 million, partially offset by an increase in accrued expenses and other liabilities of $0.5  million. The decrease in accounts payable was primarily related to the timing of payments made for our outsourced research and development activities.

Net cash provided by investing activities

During the nine months ended September 30, 2016, net cash provided by investing activities was $56.9 million, which primarily consisted of the proceeds from the maturities and sales of investments of $286.8 million, partially offset by the purchases of investments of $228.8 million and $1.0 million milestone payments for intangible assets for currently marketed products.

During the nine months ended September 30, 2015, net cash provided by investing activities was $34.6 million, which related to the proceeds from the maturities and sales of marketable securities and investments of $1,629.2 million, partially offset by the purchases of investments of $1,592.7 million and $1.9 million for purchases of property and equipment.

Net cash provided by (used in) financing activities

During the nine months ended September 30, 2016,  net cash provided by financing activities was $11.9 million. Net cash provided by financing activities consisted of the net proceeds from issuance of common stock of $12.1 million, offset by $0.3 million of payments for stock issuance costs, and the proceeds of stock option exercises of $0.1 million.

During the nine months ended September 30, 2015, net cash used in financing activities was $2.7 million. Net cash used in financing activities primarily resulted from cash paid for contingent consideration of $3.0 million to the former shareholders of Vet Therapeutics, Inc., partially offset by cash received from stock option exercises of $0.3 million.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of September 30, 2016, there were no material changes in our contractual obligations since December 31, 2015, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of September 30, 2016, we have several on-going development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of September 30, 2016, we have committed to make potential future milestone payments to third parties of up to approximately $112.1 million, of which $80.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately  $68.9 million of the commercial milestones relate to the achievement of various sales thresholds. During the first nine months of 2016, we achieved milestones in the amount of $0.3 million that as of September 30, 2016, had not been paid and are not included in the $112.1 million amount. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of September 30, 2016, such contingencies have not been recorded in our consolidated financial statements, except for $0.5 million due to our former commercial licensee of BLONTRESS.

Including the $0.3 million of unpaid milestones achieved year to date, we anticipate that we may pay approximately $0.8 million and $6.9 million of milestone payments during the remainder of 2016, and the next 12 months, respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent contract manufacturers manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and an analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2016 and December 31, 2015, we had non-cancellable open orders for the purchase of inventories of $21.8 million and $0 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 15, 2016. As of September 30, 2016, there were no material changes to our market risks or management of such risks since December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

Apart from the below, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

There were no share repurchases during the three months ended September 30, 2016.

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

ARATANA THERAPEUTICS, INC.

Date: November 4, 2016	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2016	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Consulting and Separation Agreement, dated as of August 30, 2016 between Aratana Therapeutics, Inc. and Julia Stephanus	8-K	001-35952	10.1	9/1/16
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.