Form 10-Q
period 2017-03-31
ARATANA THERAPEUTICS, INC.
filed 2017-05-09
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐     No:  ☒

As of May 1, 2017, there were 37,957,196 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$67,529	$87,307
Short-term investments	494	996
Accounts receivable, net	3,539	87
Inventories	9,055	11,130
Prepaid expenses and other current assets	1,316	2,022
Total current assets	81,933	101,542
Property and equipment, net	1,620	1,948
Goodwill	39,572	39,382
Intangible assets, net	10,667	7,639
Restricted cash	350	350
Other long-term assets	523	545
Total assets	$134,665	$151,406
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,214	$7,436
Accrued expenses	4,542	5,827
Licensing and collaboration commitment	7,000	7,000
Current portion – loans payable	17,938	14,413
Other current liabilities	—	12
Total current liabilities	30,694	34,688
Loans payable, net	22,369	25,775
Other long-term liabilities	547	540
Total liabilities	53,610	61,003
Commitments and contingencies (Notes 4 and 15)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016, 36,974,456 and 36,607,922 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	37	37
Treasury stock	(1,099)	(1,088)
Additional paid-in capital	290,098	286,909
Accumulated deficit	(198,418)	(185,593)
Accumulated other comprehensive loss	(9,563)	(9,862)
Total stockholders’ equity	81,055	90,403
Total liabilities and stockholders’ equity	$134,665	$151,406

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Licensing and collaboration revenue	$903	$151
Product sales	2,892	21
Total revenues	3,795	172
Costs and expenses
Cost of product sales	3,094	19
Royalty expense	323	18
Research and development	4,654	10,749
Selling, general and administrative	7,495	6,551
Amortization of intangible assets	64	95
Total costs and expenses	15,630	17,432
Loss from operations	(11,835)	(17,260)
Other income (expense)
Interest income	85	77
Interest expense	(860)	(849)
Other expense, net	(2)	(35)
Total other expense	(777)	(807)
Net loss	$(12,612)	$(18,067)
Net loss per share, basic and diluted	$(0.34)	$(0.52)
Weighted average shares outstanding, basic and diluted	36,711,601	34,653,479

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(12,612)	$(18,067)
Other comprehensive income:
Foreign currency translation adjustment	299	1,177
Other comprehensive income	299	1,177
Comprehensive loss	$(12,313)	$(16,890)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated  Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(12,612)	$(18,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,814	2,253
Depreciation and amortization expense	392	244
Non-cash interest expense	119	120
Changes in operating assets and liabilities:
Accounts receivable, net	(3,452)	49
Inventories	2,075	(1,047)
Prepaid expenses and other current assets	706	(406)
Other assets	33	17
Accounts payable	(6,222)	4,978
Accrued expenses and other liabilities	(1,289)	(1,550)
Net cash used in operating activities	(18,436)	(13,409)
Cash flows from investing activities
Milestone payments for intangible assets	(3,000)	—
Purchases of property and equipment, net	—	(6)
Purchase of investments	(494)	(196,399)
Proceeds from maturities of investments	996	196,847
Net cash provided by (used in) investing activities	(2,498)	442
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(11)	—
Proceeds from stock option exercises	6	—
Proceeds from issuance of common stock, net of commission	1,223	—
Payments for common stock issuance costs	(67)	—
Net cash provided by financing activities	1,151	—
Effect of exchange rate on cash	5	26
Net decrease in cash and cash equivalents	(19,778)	(12,941)
Cash, cash equivalents and restricted cash, beginning of period	87,657	27,105
Cash, cash equivalents and restricted cash, end of period	$67,879	$14,164
Supplemental disclosure of cash flow information
Cash paid for interest	$733	$721

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Notes to Consolidated Financial  Statements (Unaudited)

(Amounts in thousands, except share and per share data)

1. Summary of Significant Accounting Policies

Business Overview

Aratana Therapeutics, Inc., including its subsidiaries (the “Company” or “Aratana”) was incorporated on December 1, 2010 under the laws of the State of Delaware. The Company is a pet therapeutics company focused on licensing, developing and commercializing innovative therapeutics for dogs and cats. The Company has one operating segment: pet therapeutics.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $198,418 as of March 31, 2017. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments, together with the proceeds from the registered direct offering (Note 10), will be sufficient to fund operations and debt obligations for at least one year from the issuance of the consolidated financial statements.

The Company expects to continue to incur operating losses for the next several years as it works to develop and commercialize its therapeutics and therapeutic candidates. If the Company cannot generate sufficient cash from operations in the future, it may seek to fund its operations through collaborations and licensing arrangements, as well as public or private equity offerings or further debt (re)financings. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its operations which could include delaying the commercial launch of its therapeutics, discontinuing therapeutic development programs, or granting rights to develop and market therapeutics or therapeutic candidates that it would otherwise prefer to develop and market itself.  As disclosed in Note 7 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal balance of $40,000 as of March 31, 2017. The loan agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of March 31, 2017, was approximately $42,880. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to their scheduled maturity dates. At March 31, 2017, the Company was in compliance with all financial covenants.

Consolidation

The Company’s consolidated financial statements include its financial statements and those of its wholly-owned subsidiaries and a consolidated variable interest entity (“VIE”) through the deconsolidation date in December 2016. Intercompany balances and transactions are eliminated in consolidation.

To determine if the Company holds a controlling financial interest in an entity, the Company first evaluates if it is required to apply the VIE model to the entity. Where the Company holds current or potential rights that give it the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives it the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, the Company is the primary beneficiary of that VIE. When changes occur to the design of an entity, the Company reconsiders whether it is subject to the VIE model. The Company continuously evaluates whether it is the primary beneficiary of a consolidated VIE and upon determination that the Company no longer remains the primary beneficiary, the Company deconsolidates the entity and a gain or loss is recognized upon deconsolidation.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,251 and $920 as of March 31, 2017, and December 31, 2016, respectively.

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

In July 2015, the FASB approved a one-year delay in the effective date of the new revenue standard. These changes become effective for the Company on January 1, 2018. Early adoption is permitted but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the method of adoption and the impact this new guidance will have on its consolidated financial statements. The timing of revenue recognition for variable consideration under the Company’s licensing and collaboration agreements may be different as a result of this new guidance. The Company is reviewing its licensing and collaboration agreements for variable consideration, and if any such consideration exists, whether it should be estimated and recognized earlier than under the current revenue guidance.

Inventory

In July 2015, the FASB issued guidance that requires entities to measure most inventory “at lower of cost and net realizable value” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted and is to be applied using a prospective basis. The Company adopted this guidance  on January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements.

Leases

In February 2016, the FASB issued guidance that requires, for operating leases, a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and is to be applied using a modified retrospective method. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

Compensation – Stock Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for employee share-based payment transactions including accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance on January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued guidance on how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company adopted this guidance on January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements.

Intangibles—Goodwill and Other

In January 2017, the FASB issued guidance on simplifying the subsequent measurement of goodwill by eliminating Step 2 (measuring a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill) from the goodwill impairment test. Under the amendments in this guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The guidance requires application using a prospective method. The Company adopted this guidance on January 1, 2017, and the adoption did not have a material impact on its consolidated financial statements.

2. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following financial assets are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Fair Value Measurements as of
	Carrying	March 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,719	$—	$7,719	$—	$7,719
Short-term investments:
Short-term marketable securities - certificates of deposit	494	—	494	—	494
	$8,213	$—	$8,213	$—	$8,213

		Fair Value Measurements as of
	Carrying	December 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,719	$—	$7,719	$—	$7,719
Short-term investments:
Short-term marketable securities - certificates of deposit	996	—	996	—	996
	$8,715	$—	$8,715	$—	$8,715

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

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value of the Company’s financial liabilities which are not measured at fair value on a recurring basis was as follows:

	March 31, 2017
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$40,307	$40,320

	December 31, 2016
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$40,188	$40,709

Loans payable values above include both the current and the long-term loans balances as of March 31, 2017 and December 31, 2016.

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

3. Investments

Marketable Securities

Marketable securities consisted of the following:

	March 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$494	$—	$—	$494
Total	$494	$—	$—	$494

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$996	$—	$—	$996
Total	$996	$—	$—	$996

At December 31, 2016, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

4. Inventories

Inventories are stated at the lower of cost or net realizable value and consisted of the following:

	March 31, 2017	December 31, 2016
Raw materials	$1,432	$1,441
Work-in-process	7,200	8,153
Finished goods	423	1,536
	$9,055	$11,130

As of March 31,  2017, the Company had non-cancellable open orders for the purchase of inventories of approximately $31,200.

5. Goodwill

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

Goodwill as of March 31, 2017, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$39,572	$—	$39,572

The change in the net book value of goodwill for the three months ended March 31, 2017, was as follows:

2017
As of January 1,	$39,382
Effect of foreign currency exchange	190
As of the end of the period,	$39,572

6. Intangible Assets, Net

The change in the net book value of intangible assets for the three months ended March 31, 2017, was as follows:

2017
As of January 1,	$7,639
Additions	3,000
Amortization expense	(64)
Effect of foreign currency exchange	92
As of the end of the period,	$10,667

The Company recognized amortization expense of $64  and $95 for the three months ended March 31, 2017 and 2016, respectively.

Unamortized Intangible Assets

Unamortized intangible assets as of March 31, 2017, were as follows:

Net
Carrying
Value
Intellectual property rights acquired for in-process research and development	$6,766

The net carrying value above includes asset impairment charges to date of $16,765.

Amortized Intangible Assets

Amortized intangible assets as of March 31, 2017, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$42,652	$38,751	$3,901	11.7	Years

Accumulated amortization includes both amortization expense and asset impairment charges. Asset impairment charges to date are $34,575.  Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the therapeutic candidates could result in additional impairment charges in future periods.

7. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and Vet Therapeutics, Inc., (the “Borrowers”), entered into a Loan and Security Agreement, as amended on February 24, 2017, (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC, (the “Lenders”). The loan is secured by substantially all of the Borrowers’ personal property other than intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property. The outstanding principal balance under the Loan Agreement was $35,000 under the term loan facility and $5,000 under the revolving credit facility at March 31, 2017.  The Company is required to make interest-only payments on the term loan for 18 months, and beginning on May 1, 2017, is required to make payments of principal and accrued interest on the term loan in equal monthly installments over a term of 30 months. The Company is required to make interest-only payments on the revolving credit facility until October 16, 2017, when all principal and accrued interest are due. The term loan and revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. As of March 31, 2017,  the interest rate for the term loan and the revolving credit facility was 7.66%. During the three months ended March 31, 2017 and 2016, the Company recognized interest expense of  $860  and $843,  respectively.

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

The Loan Agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of March 31, 2017,  was approximately $42,880.  If the minimum liquidity covenant is not met, the Company may be required to repay the term loan and the revolving credit facility prior to their scheduled maturity dates. At March 31, 2017, the Company was in compliance with all financial covenants.

The Company’s loans payable balance as of March 31, 2017,  was as follows:

Principal amounts
Term loan, 7.66%, principal payments from May 1, 2017 through October 16, 2019	$35,000
Revolving credit facility, 7.66%, due October 16, 2017	5,000
Add: accretion of final payment and termination fees	539
Less: unamortized debt issuance costs	(232)
As of the end of the period	$40,307

As of March 31, 2017, $12,833 and $5,105 related to the term loan and the revolving credit facility, respectively, were classified as Current portion – loans payable.

8. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
Accrued expenses:
Payroll and related expenses	$1,131	$2,321
Professional fees	195	219
Royalty expense	323	71
Interest expense	255	247
Research and development costs	423	364
Unbilled inventories	—	465
Accrued loss on a firm purchase commitment	1,983	1,983
Milestone	7	17
Other	225	140
Total	$4,542	$5,827

9. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (as amended, the “RaQualia Agreements”) that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (ENTYCE ®, also known as AT-002) and RQ-00000007 (GALLIPRANT®, also known as AT-001). The Company will be required to pay RaQualia milestone payments associated with GALLIPRANT and ENTYCE of up to  $4,000 and $6,000, respectively, upon the Company’s achievement of certain development, regulatory and commercial milestones, as well as mid-single digit royalties on the Company’s or the Company’s sublicensee’s product sales.

The Company achieved a $3,000 milestone during the three months ended March 31, 2017, which was paid and capitalized as an intangible asset. As of March 31, 2017, the Company had paid $8,500 in milestone payments and no royalty payments since execution of the RaQualia Agreements.  As of March 31, 2017, the Company had accrued royalties related to GALLIPRANT sales. It is possible that multiple additional milestones related to the RaQualia Agreements are achieved within the next 12 months totaling $5,000.

Elanco

GALLIPRANT

On April 22, 2016, the Company entered into a Collaboration, License, Development and Commercialization Agreement (the “Collaboration Agreement”) with Eli Lilly and Company, acting on behalf of its Elanco Animal Health Division (“Elanco”) pursuant to which the Company granted Elanco rights to develop, manufacture, market and commercialize the Company’s products based on licensed grapiprant rights and technology, including GALLIPRANT (collectively, “Grapiprant Products”). Pursuant to the Collaboration Agreement, Elanco will have exclusive rights globally outside the United States and co-exclusive rights with the Company in the United States during the term of the Collaboration Agreement.

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

The Collaboration Agreement also provides that Elanco will pay the Company royalty payments on a percentage of net sales in the mid-single to low-double digits. The Company is responsible for all development activities required to obtain the first registration or regulatory approval for a Grapiprant Product for use in dogs in each of the European Union (“the EU Product Registration”) and the United States, and Elanco is responsible for all other development activities. First registration for a Grapiprant Product in the United States was achieved before the completion of the Collaboration Agreement. In addition, the Company and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018, in connection with preclinical and clinical trials necessary for any additional registration or regulatory approval of the Grapiprant Products, provided that the Company’s contribution to such development fees and expenses is capped at $7,000 (“R&D Cap”), which was recorded as licensing and collaboration commitment liability in the consolidated balance sheet at March 31, 2017. The Company classified the licensing and collaboration commitment liability as a current liability due to the Company having no control over when R&D Cap expenses will be incurred and the expected timing of R&D Cap expenses being unknown as of March 31, 2017. The licensing and collaboration commitment liability will be reduced in future periods as the related expenses are incurred by Elanco and paid for by the Company. Any remaining balance not paid to Elanco will be recognized as licensing and collaboration revenue on December 31, 2018, when the Company’s obligation to fund 25% of Elanco’s development efforts expires.

Commencing on the effective date of the Collaboration Agreement, the Company is responsible for the manufacture and supply of all of Elanco’s reasonable requirements of active pharmaceutical ingredient (“API”) and/or finished Grapiprant Products under the supply terms agreed upon pursuant to the Collaboration Agreement. However, Elanco retains the ability to assume all or a portion of the manufacturing responsibility during the term of the Collaboration Agreement. On April 28, 2017, the Company and Elanco entered into an amendment (the “Amendment”) to the Collaboration Agreement. Under the Amendment, Elanco has agreed to submit binding purchase orders to the Company, within 15 days of the effective date of the Amendment, for certain finished Grapiprant Products to be produced from certain batches of API the Company has agreed to purchase from its third-party manufacturer (the “API Batches”). In addition, Elanco has agreed to pay the Company for the API Batches within 30 days after the Company provides Elanco with proof of payment to the manufacturer for such API Batches. The Amendment provides that, in the event Elanco provides notice of its intent to assume responsibility for manufacturing, Elanco would assume all responsibilities of the Company with respect to any undelivered API, including paying the third-party manufacturer for such undelivered API.

On April 22, 2016, in connection with the Collaboration Agreement, the Company entered into a Co-Promotion Agreement (the “Co-Promotion Agreement”) with Elanco to co-promote Grapiprant Products in the United States.

Under the terms of the Co-Promotion Agreement, Elanco has agreed to pay the Company, as a fee for promotional services performed and expenses incurred by the Company under the Co-Promotion Agreement, (i) 25% of the gross margin on net sales of Grapiprant Product sold in the United States under the Collaboration Agreement prior to December 31, 2018 (unless extended by mutual agreement), and (ii) a mid-single digit percentage of net sales of the Grapiprant Product in the United States after December 31, 2018 through 2028 (unless extended by mutual agreement).

10. Common Stock

As of March 31, 2017, there were 36,974,456 shares of the Company’s common stock outstanding, net of 630,702 shares of unvested restricted common stock.

At-the-Market Offering

On October 16, 2015, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital Inc. (“Barclays”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent (“ATM Program”). Sales of the Shares were made under the Company’s previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company paid Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares.

During the quarter ended March 31, 2017, the Company sold 241,554 Shares for aggregate net proceeds of $1,223. In April 2017, the Company sold 305,372 Shares for aggregate net proceeds of $1,565.

On April 28, 2017, the Company terminated its Sales Agreement. Prior to termination, the Company sold approximately $18,000 of the $52,000 available to be sold under the Sales Agreement. The Company terminated the Sales Agreement because it does not intend to raise additional capital through the ATM Program, and no additional shares of the Company’s common stock will be sold pursuant to the Sales Agreement. The Company did not incur any termination penalties as a result of its termination of the Sales Agreement.

Registered Direct Offering

On May 3, 2017, the Company entered into a Placement Agency Agreement (“PAA”) with Barclays, pursuant to which Barclays agreed to serve as placement agent for an offering of shares of common stock. In conjunction with the PAA, on May 3, 2017, the Company also entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 5,000,000 shares of common stock at a purchase price of $5.25 per share (the “Offering”). The shares of common stock were offered and sold pursuant to an effective registration statement on Form S-3 (File No. 333-197414) and a related prospectus supplement. The Company agreed to pay Barclays an aggregate fee equal to 6.0% of the gross proceeds received by the Company from the Offering. The Offering closed on May 9, 2017. The Company expects to receive net proceeds from the Offering of approximately $24,400, after deducting placement agent fees of $1,575 and estimated offering expenses of approximately $300.

11. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the three months ended March 31, 2017, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2016	65,931	$3.73	6.09	$228
Granted	—	—
Exercised	(8,537)	0.40
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2017	57,394	$4.22	5.86	$74

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Incentive Award Plan (the “2013 Plan”). For the three months ended March 31, 2017, the total intrinsic value of options exercised was $53 and the total received from stock option exercises was $3.

2013 Incentive Award Plan

On January 1, 2017, the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of March 31, 2017, there were 1,685,445 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the three months ended March 31, 2017, was as follows:

			Weighed
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)

Outstanding as of December 31, 2016	2,251,518	$12.43	7.78	$2,261
Granted	433,400	8.00
Exercised	(750)	2.95
Forfeited	(9,102)	7.54
Expired	(79,297)	19.75
Outstanding as of March 31, 2017	2,595,769	$11.48	8.12	$989

For the three months ended March 31, 2017, the weighted average grant date fair value of stock options granted was $5.30. For the three months ended March 31, 2017, the total intrinsic value of options exercised was $2 and the total received from stock option exercises was $2.

Activity related to restricted stock under the 2013 Plan for the three months ended March 31, 2017, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2016	461,463	$8.30
Issued	290,700	8.02
Vested	(116,597)	12.63
Forfeited	(4,864)	7.47
Unvested restricted common stock as of March 31, 2017	630,702	$7.38

For the three months ended March 31, 2017, the total fair value of restricted common stock vested was $918. The Company did not receive cash proceeds for any of the restricted common stock issued during the three months ended March 31, 2017.

Stock-Based Compensation

Upon adoption of ASU 2016-09 (Compensation – Stock Compensation)  on January 1, 2017, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment to accumulated deficit  of  $213 (which increased the accumulated deficit) as of January 1, 2017. Prior to adoption of this guidance, the Company estimated forfeitures.

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended
	March 31,
	2017	2016
Cost of product sales and inventories	$40	$31
Research and development	250	365
Selling, general and administrative	1,524	1,857
	$1,814	$2,253

As of  March 31, 2017,  the Company had an aggregate of $7,683 and $4,013 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.45 years and 2.16 years, respectively.

12. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2017	2016
Basic and diluted net loss per share:
Numerator:
Net loss	$(12,612)	$(18,067)
Denominator:
Weighted average shares outstanding, basic and diluted	36,711,601	34,653,479
Net loss per share, basic and diluted	$(0.34)	$(0.52)

Stock options for the purchase of 2,653,163 and 2,329,468 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2017 and 2016, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

13. Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2017 and 2016, due to a full valuation allowance recognized against its deferred tax assets.

14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss,  net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2016	$(9,862)	$(9,862)
Foreign currency translation adjustment	299	299
As of March 31, 2017	$(9,563)	$(9,563)

15.  Legal Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of launch and commercialization of therapeutic candidates, ongoing efforts in preparation for commercialization of therapeutic candidates, beliefs regarding market opportunities for our products and potential success of our therapeutic candidates; and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets BLONTRESS, TACTRESS, AT-007 and AT-011; effects of stockholder class action lawsuits; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of our credit facility; our substantial dependence upon the commercial success of our therapeutics GALLIPRANT, ENTYCE and NOCITA; development of our biologic therapeutic candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future therapeutic candidates; failure of our therapeutics, and our current or future therapeutic candidates that may obtain regulatory approval to achieve market acceptance or commercial success; effects of product liability lawsuits; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our therapeutic candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional therapeutic candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and collaborators; regulatory restrictions on the marketing of our approved therapeutics and therapeutic candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our approved therapeutics and therapeutic candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our therapeutics; effects of system failures or security breaches; failure to perform under our agreements with Elanco Animal Health, or termination thereof; failure to obtain ownership of issued patents covering our therapeutic candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our therapeutic candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

We have three United States Food and Drug Administration (“FDA”) approved therapeutics including, GALLIPRANT ® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs; ENTYCE ® (capromorelin oral solution) for appetite stimulation in dogs; and NOCITA ® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs. BLONTRESS ® and TACTRESS ® are our two canine-specific monoclonal antibody (MAb) therapies that are fully licensed by the United States Department of Agriculture (“USDA”) to aid in the treatment of dogs with B-cell and T-cell lymphoma, respectively. Our pipeline has multiple therapeutic candidates in development for the potential treatment of pain, inappetence, viral diseases, allergy and cancer for dogs and cats.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of March 31, 2017, we had a deficit accumulated since inception of $198.4 million and cash, cash equivalents, restricted cash and short-term investments of $68.4 million.

Business Updates

During the three months ended March 31, 2017, we continued to introduce our pet therapeutics to veterinarians. Alongside our collaborator, Eli Lilly and Company, acting on behalf of its Elanco Animal Health Division (“Elanco”), we introduced our therapeutic GALLIPRANT for the control of pain and inflammation associated with osteoarthritis in dogs in late January 2017. Furthermore, during the first quarter of 2017, we continued to call on accounts to drive new orders and re-orders of NOCITA for local post-operative analgesia for cranial cruciate ligament surgery in dogs. In the same period, we also initiated two pivotal field studies, raised capital and continued to make progress on securing the regulatory approvals required to launch ENTYCE for appetite stimulation in dogs.

Research and Development

The following tables identify the most advanced therapeutic candidates being developed under the FDA’s Center for Veterinary Medicine (“CVM”) or the USDA’s Center for Veterinary Biologics (“CVB”) regulations and their current regulatory status:

ENTYCE (capromorelin oral solution) for dogs

ENTYCE was approved by the FDA for appetite stimulation in dogs in 2016. We anticipate that ENTYCE will be commercially available by the fall of 2017. See “Manufacturing and Supply Chain” below for additional information. We are also planning to investigate the use of capromorelin in other indications for dogs.

AT-002 (capromorelin) for cats

We continue evaluating capromorelin for weight management in cats with chronic kidney disease in an ongoing FDA-concurred pivotal field effectiveness study using a cat-specific formulation. In the first quarter of 2017, we initiated a pivotal target animal safety study under FDA-concurred protocol.

NOCITA (bupivacaine liposome injectable suspension) for dogs

NOCITA was approved by the FDA in 2016 as a local post-operative anesthetic for cranial cruciate ligament surgery in dogs. We are exploring additional clinical work in other surgical procedures to potentially expand the label for NOCITA in dogs.

AT-003 (bupivacaine liposome injectable suspension) for cats

We continue evaluating bupivacaine liposome injectable suspension for post-operative pain management in cats in an ongoing FDA-concurred pivotal field effectiveness study and we anticipate results by mid-2017. In the first quarter of 2017, we completed the pivotal target animal safety study.

AT-016 (allogeneic adipose-derived stem cells) for dogs

Our exclusive license partner responsible for development, VetStem Biopharma, Inc. (“VetStem”) continues evaluating adipose-derived allogeneic stem cells in an FDA-concurred pivotal field effectiveness study. In April 2017, Vet-Stem initiated a pivotal target animal safety study under FDA-concurred protocol. Results from both studies are anticipated in 2017. We also believe that VetStem is making progress on the required CMC technical section.

AT-018 (timapiprant) for dogs

In April 2017, we initiated a pilot study evaluating timapiprant for the prevention of clinical signs of atopic dermatitis in at-risk dogs.

AT-014 (canine osteosarcoma vaccine) for dogs

In the first quarter of 2017, we completed enrollment in the pivotal field safety study evaluating AT-014 for the treatment of canine osteosarcoma in dogs and we continue to anticipate conditional licensure in the second half of 2017.

Manufacturing and Supply Chain

We manage third-party manufacturers to supply active pharmaceutical ingredient (“API”), drug product and packaged product for the development and commercialization of our small molecule product candidates. To ensure dependable and high quality supply, we have chosen to rely on Current Good Manufacturing Practices (“cGMP”) compliant contract manufacturer organizations (“CMO”) rather than devote resources toward developing or acquiring internal manufacturing facilities.

GALLIPRANT

For GALLIPRANT, we have completed process validation and received FDA approval to sell the product. GALLIPRANT has been available to customers since January 2017, and as part of the Collaboration, License, Development and Commercialization Agreement with Elanco (the “Collaboration Agreement”), we have agreed to provide commercial supply of GALLIPRANT until Elanco assumes manufacturing responsibility, which we anticipate will take place by the end of 2018.

We continue to supply GALLIPRANT to Elanco at a modest manufacturing margin under the Collaboration Agreement. During the first quarter of 2017, we made additional GALLIPRANT API manufacturing commitments of $15.3 million, which we believe will supply API throughout 2017 and into 2018. GALLIPRANT API is formulated by our contract manufacturers into finished goods as 20 mg, 60 mg, and 100 mg tablets in a variety of packaging configurations. Given the initial strong demand for GALLIPRANT and the continued need for process improvements to resolve isolated reports of 100 mg tablets breaking in the bottle, we are currently focused on supplying the 20 mg and 60 mg tablets. We believe these two tablet sizes address the dosing needs of the large majority of dogs, and that the minority of dogs above 75 pounds who would typically receive the 100 mg tablet could potentially use a mix of smaller tablets to achieve the labeled dose. We anticipate being able to supply all SKUs in the second half of 2017.

We intend to complete technology transfer of manufacturing of GALLIPRANT before the end of 2018, which under certain circumstances would allow us to achieve a $4.0 million milestone payment. We are eligible to achieve an additional $4.0 million milestone payment if GALLIPRANT is approved for pain and inflammation for dogs in the EU, which we believe could happen as early as the second half of 2017. When and if GALLIPRANT achieves certain levels of net sales, we would be eligible to earn up to $75.0 million in commercial milestones; the first of these milestones would be a $15.0 million payment which we believe we could achieve as early as 2018.

On April 28, 2017, we and Elanco entered into an amendment (the “Amendment”) to our Collaboration Agreement. Under the Amendment, Elanco has agreed to submit binding purchase orders to us, within 15 days of the effective date of the Amendment, for certain finished grapiprant products (including GALLIPRANT) to be produced from certain batches of API we have agreed to purchase from our third-party manufacturer (the “API Batches”). In addition, Elanco has agreed to pay us for the API Batches within 30 days after we provide Elanco with proof of payment to the manufacturer for such API Batches. The Amendment provides that, in the event Elanco provides notice of its intent to assume responsibility for manufacturing, Elanco would assume all of our responsibilities with respect to any undelivered API, including paying the third-party manufacturer for such undelivered API.

ENTYCE

As we announced in February 2017, for ENTYCE, we continue to interact with the FDA on our filing in support of the transfer and scale-up of the manufacturing of API and formulated product with our CMO. As part of these regulatory interactions for ENTYCE, we met with the FDA in April 2017 in connection with our prior-approval supplement (“PAS”) to transfer the manufacturing of the API of ENTYCE to a new vendor in order to produce ENTYCE at commercial scale. We believe that we have an agreement with the FDA on how to proceed. We intend to re-submit the PAS in the coming weeks. If the PAS is approved, we believe we would be able to make ENTYCE commercially available by the fall of 2017.

AT-014

Regarding our USDA program, AT-014, we have transferred the manufacturing of AT-014 from Advaxis to a third-party USDA-licensed CMO. We next plan to produce commercial supply, which if successful, will support a product launch in the second half of 2017.

Recent Developments

In April 2017, we sold 305,372 shares of common stock for aggregate net proceeds of $1.6 million under our Sales Agreement (“Sales Agreement”) with Barclays Capital Inc. (“Barclays”). In  April 2017, we terminated the Sales Agreement. See “Financial Condition, Liquidity and Capital Resources – At-the-Market Offering”  below for additional information.

In May 2017, we sold 5,000,000 shares of common stock for expected aggregate net proceeds of approximately $24.4 million. See “Financial Condition, Liquidity and Capital Resources – Registered Direct Offering”  below for additional information.

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

There have been no material changes to our critical accounting policies through March 31, 2017, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

	Three Months Ended
	March 31,
	2017	2016	% Change
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$903	$151	>100.0%
Product sales	2,892	21	>100.0%
Total revenues	3,795	172	>100.0%
Costs and expenses:
Cost of product sales	3,094	19	>100.0%
Royalty expense	323	18	>100.0%
Research and development	4,654	10,749	(56.7)%
Selling, general and administrative	7,495	6,551	14.4%
Amortization of intangible assets	64	95	(32.6)%
Other income (expense):
Interest income	85	77	10.4%
Interest expense	(860)	(849)	1.3%
Other expense, net	(2)	(35)	(94.3)%

Revenues

During the three months ended March 31, 2017, total revenues increased by $3.6 million, as compared to the corresponding 2016 period. The increase was due to an increase of $2.9 million in net product sales primarily due to net sales of GALLIPRANT and NOCITA and an increase of $0.8 million in licensing and collaboration revenue due to licensing and collaboration revenue from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco GALLIPRANT Agreements”). GALLIPRANT product sales during the three months ended March 31, 2017, consisted of net sales of finished goods to Elanco under the supply terms of the Collaboration  Agreement. NOCITA net sales were $0.3 million during the three months ended March 31, 2017, as compared to $0 for the corresponding 2016 period and $0.1 million in the fourth quarter of 2016 when NOCITA was launched. We believe that the growth in NOCITA product sales is primarily a result of continued growth of new accounts and strong re-order rates, including re-orders from the large majority of the top fifty customers. During the three months ended March 31, 2017, product sales consisted of net sales of GALLIPRANT, NOCITA, BLONTRESS and TACTRESS. We believe that product sales for 2017 will be composed primarily of sales of NOCITA, GALLIPRANT,  and ENTYCE, for which sales are anticipated to begin by the fall of 2017. NOCITA future product sales in 2017 will be dependent on our continuing efforts to commercialize the product. The amount of any future product sales under the supply terms of the Collaboration  Agreement will depend on how long Elanco utilizes us to supply GALLIPRANT. Elanco retains the ability to assume all or a portion of the manufacturing responsibility during the term of the  Collaboration  Agreement by no later than December 31, 2018. Any future licensing and collaboration revenue in 2017 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco GALLIPRANT Agreements.

Cost of product sales

During the three months ended March 31, 2017, cost of product sales increased by $3.1 million, as compared to the corresponding 2016 period. The increase  was primarily due to cost of product sales of NOCITA, and GALLIPRANT initial validation supply produced at higher prices and sold to Elanco for commercial distribution.  Cost of product sales is anticipated to increase in 2017 due to the anticipated full year sales of NOCITA and GALLIPRANT, and anticipated partial year sales of ENTYCE. We believe the cost of product sales as a percent to overall product revenues will improve as we move the therapeutics to full commercial manufacturing scale over time.

Royalty expense

During the three months ended March 31, 2017, royalty expense increased by $0.3 million, as compared to the corresponding 2016 period. The increase was primarily a result of sales of GALLIPRANT and NOCITA.

Research and development

	Three Months Ended
	March 31,
	2017	2016	% Change
	(Dollars in thousands)

Contracted development costs	$3,632	$4,053	(10.4)%
Milestones	—	5,000	(100.0)%
Personnel costs	911	1,496	(39.1)%
Other costs	111	200	(44.5)%
Total research and development	$4,654	$10,749	(56.7)%

During the three months ended March 31, 2017, research and development expense decreased by $6.1 million, as compared to the corresponding 2016 period. The decrease was due primarily to a decrease of $5.0 million in milestone payments, a decrease in contracted development costs of $0.4 million due to the prioritization of spending for ongoing programs, and a decrease of $0.6 million decrease in personnel costs relating to a lower headcount in 2017, and $0.1 million decrease in other costs.

We expect that in 2017 our research and development expenses will be primarily related to expanding the label of our approved therapeutics for additional indications and/or species and advancing our AT-016 and AT-018 programs.

Selling, general and administrative

During the three months ended March 31, 2017, selling, general and administrative expense increased by $0.9 million, as compared to the corresponding 2016 period. The increase was due to an increase of $1.3 million in personnel expenses primarily as a result of higher sales and marketing headcount, partially offset by a decrease of $0.4 million in other expenses.

We expect in 2017 our selling, general and administrative expense will stabilize as we have substantially completed the build out of our sales organization and corporate infrastructure in the support of the continued commercialization of NOCITA and GALLIRPANT and expected commercialization of ENTYCE.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	March 31, 2017	December 31, 2016	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$67,529	$87,307	(22.7)%
Marketable securities - short-term	494	996	(50.4)%
Total cash, cash equivalents and marketable securities	$68,023	$88,303	(23.0)%
Borrowings:
Loans payable, net	$40,307	$40,188	0.3%
Working capital:
Current assets	$81,933	$101,542	(19.3)%
Current liabilities	30,694	34,688	(11.5)%
Total working capital	$51,239	$66,854	(23.4)%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of March 31, 2017, we had an accumulated deficit of $198.4 million and cash, cash equivalents and short-term investments of $68.0 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we may seek to fund our operations through collaborations and licensing arrangements, as well as public or private equity offerings or further debt (re)financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our therapeutics, discontinuing therapeutic development programs, or granting rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves. As disclosed in Note 7 to our consolidated financial statements, we have a term loan and a revolving credit facility with an aggregate principal balance of $40.0 million as of March 31, 2017. The terms of the loan agreement require us to maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of March 31, 2017, was approximately $42.9 million. If the minimum liquidity is not met, we may be required to repay the loans prior to their scheduled maturity dates. At March 31, 2017, we were in compliance with all financial covenants. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $68.0 million as of March 31, 2017, together with the proceeds from our registered direct offering (Note 10),  will allow us to fund our operations and our debt obligations for at least one year from the issuance of our consolidated financial statements. Based on our current operating plan, which contemplates the launch of ENTYCE by the fall of 2017, we believe that our cash, cash equivalents and short-term investments, together with the net proceeds from the registered direct offering (Note 10), will be sufficient to fund our operations and debt obligations through 2018. Our current operating plan also contemplates continued growth in sales of GALLIPRANT, which we believe will result in the achievement of certain milestones under the Collaboration Agreement.

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

At-the-Market Offering

On October 16, 2015, we entered into the Sales Agreement with Barclays pursuant to which we could sell from time to time, at our option, up to an aggregate of $52.0 million of shares of its common stock (the “Shares”) through Barclays, as sales agent (“ATM Program”). Sales of the Shares were made under our previously filed and currently effective Registration Statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We paid Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares.

During the quarter ended March 31, 2017, we sold 241,554 Shares for aggregate net proceeds of $1.2 million. In April 2017, we sold 305,372 Shares for aggregate net proceeds of $1.6 million.

On April 28, 2017, we terminated our Sales Agreement. Prior to termination, we sold approximately $18.0 million of the $52.0 million available to be sold under the Sales Agreement. We terminated the Sales Agreement because we do not intend to raise additional capital through the ATM Program, and no additional shares of our common stock will be sold pursuant to the Sales Agreement. We did not incur any termination penalties as a result of our termination of the Sales Agreement.

Registered Direct Offering

On May 3, 2017, we entered into a Placement Agency Agreement (“PAA”) with Barclays, pursuant to which Barclays agreed to serve as placement agent for an offering of shares of common stock. In conjunction with the PAA, on May 3, 2017, we also entered into a Securities Purchase Agreement with certain investors for the sale by us of 5,000,000 shares of common stock at a purchase price of $5.25 per share (the “Offering”). The shares of common stock were offered and sold pursuant to an effective registration statement on Form S-3 (File No. 333-197414) and a related prospectus supplement. We agreed to pay Barclays an aggregate fee equal to 6.0% of the gross proceeds received by us from the Offering. The Offering closed on May 9, 2017. We expect to receive net proceeds from the Offering of approximately $24.4 million, after deducting placement agent fees of $1.6 million and estimated offering expenses of approximately $0.3 million.

Indebtedness

On October 16, 2015, we and Vet Therapeutics (together the “Borrowers”) entered into a Loan and Security Agreement, as amended on February 24, 2017 (the “Loan Agreement”) with Pacific Western Bank (“Pacific Western Bank”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western Bank, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers,  a term loan in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line”), subject to certain conditions to funding. A term loan was made on October 16, 2015 in an aggregate principal amount equal to $35.0 million, and an advance under the Revolving Line was made on October 16, 2015 in an aggregate principal amount equal to $5.0 million. The Borrowers are required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, are required to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The Term Loan and the Revolving Line bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. All principal and accrued interest on the Term Loan are due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line are due on October 16, 2017 (the “Revolving Maturity Date”).

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

The Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of March 31, 2017, was approximately $42.9  million. If the minimum liquidity requirement is not met, the Borrowers may be required to repay the loans prior to their scheduled maturity dates. At March 31, 2017, the Borrowers were in compliance with all financial covenants, including the minimum liquidity covenant.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2016, reflects a decrease in total current assets of $19.6 million and a decrease in current liabilities of $4.0 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories, milestones and selling, general and administrative expenses. The decrease in total current liabilities was primarily a result of payments for GALLIPRANT inventories, partially offset by an increase in the current portion of loans payable.

Cash Flows

A summary of our cash flows for the three months ended March 31, 2017 and 2016,  is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net cash used in operating activities	$(18,436)	$(13,409)
Net cash provided by (used in) investing activities	$(2,498)	$442
Net cash provided by financing activities	$1,151	$—

Net cash used in operating activities

During the three months ended March 31, 2017, net cash used in operating activities was $18.4 million. We had a net loss of $12.6 million which includes an adjustment of a non-cash expense for stock-based compensation of $1.8 million, a non-cash depreciation and amortization expense of $0.4 million and a non-cash interest expense of $0.1 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by licensing and collaboration revenues of $0.9 million from the Collaboration Agreement and product sales of $2.9 million. Net cash used in changes in our operating assets and liabilities consisted primarily of a decrease in accounts payable of $6.2 million, a decrease in accrued expenses and other liabilities of $1.3 million, an increase in account receivable, net of $3.5 million, partially offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in inventories of $2.1 million. The decrease in accounts payable was primarily related to payments for GALLIPRANT inventories and trade payables. The increase in accounts receivable, net and decrease in inventories were primarily related to GALLIPRANT sales. Also, accounts receivable, net increased due to receivables from the Elanco GALLIPRANT Agreements.

During the three months ended March 31, 2016, net cash used in operating activities was $13.4 million. We had a net loss of $18.1 million which includes an adjustment of a non-cash expense for stock-based compensation of $2.3 million, a non-cash depreciation and amortization expense of $0.2 million and a non-cash interest expense of $0.1 million. Our net loss was primarily attributed to research and development activities related to our programs and our selling, general and administrative expenses. Net cash provided by changes in our operating assets and liabilities consisted primarily of an increase in accounts payable of $5.0 million, partially offset by a decrease in accrued expenses and other liabilities of $1.6 million, an increase in prepaid expenses of $0.4 million and an increase in inventories of $1.0 million. The increase in accounts payable primarily related to the recorded milestones relating to GALLIPRANT and ENTYCE.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2017, net cash used in investing activities was $2.5 million, which primarily consisted of $3.0 million milestone payment for intangible assets for currently marketed products and the purchases of investments of $0.5 million, partially offset by proceeds from the maturities and sales of investments of $1.0 million.

During the three months ended March 31, 2016, net cash provided by investing activities was $0.4 million, which related to the proceeds from the maturities and sales of marketable securities of $196.8 million, partially offset by the purchases of investments of $196.4 million.

Net cash provided by financing activities

During the three months ended March 31, 2017,  net cash provided by financing activities was $1.2 million. Net cash provided by financing activities consisted of the net proceeds from the issuance of common stock of $1.2 million, partially offset by less than $0.1 million of payments for stock issuance costs.

During the three months ended March 31, 2016, no cash was provided by or used in financing activities.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of March 31, 2017, there were no material changes in our contractual obligations since December 31, 2016, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of March 31, 2017, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of March 31, 2017, we have committed to make potential future milestone payments to third parties of up to approximately $108.6 million, of which $77.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $68.9 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of March 31, 2017, such contingencies have not been recorded in our consolidated financial statements, except for $0.5 million due to our former commercial licensee of BLONTRESS.

We anticipate that we may pay approximately $0.6 million and $5.6 million of milestone payments during the remainder of 2017, and the next 12 months, respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and an analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2017 and December 31, 2016, we had non-cancellable open orders for the purchase of inventories of $31.2 million and $17.8 million, respectively.

Off-Balance Sheet Arrangements

We have not engaged in the use of any off-balance sheet arrangements, such as structured finance entities or special purpose entities.

Recently Issued and Adopted Accounting Pronouncements

For a discussion of new accounting standards please read Note 1, “Summary of Significant Accounting Policies – New Accounting Standards” to our consolidated financial statements included within this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017. As of March 31, 2017, there were no material changes to our market risks or management of such risks since December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 6, 2017, a purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and two of its current officers, Yanbing Min v. Aratana Therapeutics, Inc., et al. , Case No. 1:17-cv-00880. On February 27, 2017, a second purported class action lawsuit was filed in the United States District Court for the Southern District of New York against the Company and two of its current officers, Dezi v. Aratana Therapeutics, Inc., et al. , Case No. 1:17-cv-01446. Both lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and are premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of March 16, 2015 to February 3, 2017. The Company intends to vigorously defend all claims asserted.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

There have been no material changes in the three months ended March 31, 2017, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The repurchase activity for the three months ended March 31, 2017, was as follows:

				Total number of	Maximum number of
	Total number		Average	shares purchased	shares that may yet be
	of shares		price paid	as part of publicly	purchased under the
	purchased		per share	announced plan or program	plan or program
January 1 - January 31	1,342	(1)	$7.88	—	N/A
February 1 - February 28	—		—	—	N/A
March 1 - March 31	—		—	—	N/A
	1,342		$7.88	—	N/A

(1)

For the three months ended March 31, 2017, 1,342 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2013 Incentive Award Plan.

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

ARATANA THERAPEUTICS, INC.

Date: May 9, 2017	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2017	By:	/s/ Craig Tooman
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

		10-K	001-35952	10.11(b)	3/14/17
10.2	Second Amendment to Exclusive IP License Agreement for RQ-00000005, dated January 2, 2017, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	10-K	001-35952	10.13(c)	3/14/17
10.3	Second Amendment to the Exclusive IP License Agreement for RQ-00000007, dated January 2, 2017, by and between Aratana Therapeutics, Inc. and RaQualia Pharma Inc.	10-K	001-35952	10.14(c)	3/14/17
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.