Form 10-Q
period 2017-06-30
ARATANA THERAPEUTICS, INC.
filed 2017-08-04
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 1, 2017, there were 43,001,799 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$78,823	$87,307
Short-term investments	1,494	996
Accounts receivable, net	4,893	87
Inventories	6,961	11,130
Prepaid expenses and other current assets	6,605	2,022
Total current assets	98,776	101,542
Property and equipment, net	1,503	1,948
Goodwill	40,500	39,382
Intangible assets, net	11,033	7,639
Restricted cash	350	350
Other long-term assets	555	545
Total assets	$152,717	$151,406
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,902	$7,436
Accrued expenses	5,602	5,827
Licensing and collaboration commitment	7,000	7,000
Current portion – loans payable	8,797	14,413
Other current liabilities	—	12
Total current liabilities	23,301	34,688
Loans payable, net	29,296	25,775
Other long-term liabilities	72	540
Total liabilities	52,669	61,003
Commitments and contingencies (Notes 4 and 15)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016, 42,402,677 and 36,607,922 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	42	37
Treasury stock	(1,099)	(1,088)
Additional paid-in capital	318,044	286,909
Accumulated deficit	(208,798)	(185,593)
Accumulated other comprehensive loss	(8,141)	(9,862)
Total stockholders’ equity	100,048	90,403
Total liabilities and stockholders’ equity	$152,717	$151,406

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Licensing and collaboration revenue	$804	$38,000	$1,707	$38,151
Product sales	4,354	47	7,246	68
Total revenues	5,158	38,047	8,953	38,219
Costs and expenses
Cost of product sales	3,691	1,741	6,785	1,760
Royalty expense	353	20	676	38
Research and development	3,700	5,303	8,354	16,052
Selling, general and administrative	6,918	6,148	14,413	12,699
Amortization of intangible assets	86	95	150	190
Impairment of intangible assets	—	2,780	—	2,780
Total costs and expenses	14,748	16,087	30,378	33,519
Income (loss) from operations	(9,590)	21,960	(21,425)	4,700
Other income (expense)
Interest income	88	83	173	160
Interest expense	(871)	(846)	(1,731)	(1,695)
Other expense, net	(7)	(1)	(9)	(36)
Total other expense	(790)	(764)	(1,567)	(1,571)
Net income (loss)	$(10,380)	$21,196	$(22,992)	$3,129
Net income attributable to participating securities	—	(20)	—	(3)
Net income (loss) attributable to common stockholders	$(10,380)	$21,176	$(22,992)	$3,126
Net income (loss) per share attributable to common stockholders:
Net income (loss) per share, basic and diluted	$(0.26)	$0.61	$(0.60)	$0.09
Weighted average shares outstanding, basic	40,206,042	34,762,533	38,486,329	34,708,006
Weighted average shares outstanding, diluted	40,206,042	34,938,455	38,486,329	34,779,786

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(10,380)	$21,196	$(22,992)	$3,129
Other comprehensive income (loss):
Foreign currency translation adjustment	1,422	(704)	1,721	473
Other comprehensive income (loss)	1,422	(704)	1,721	473
Comprehensive income (loss)	$(8,958)	$20,492	$(21,271)	$3,602

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated  Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(22,992)	$3,129
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,658	4,449
Depreciation and amortization expense	605	493
Impairment of intangible assets	—	2,780
Non-cash interest expense	237	239
Market value adjustments to inventories	—	1,552
Changes in operating assets and liabilities:
Accounts receivable, net	(4,806)	43
Inventories	4,169	(2,812)
Prepaid expenses and other current assets	(4,582)	(101)
Other assets	33	17
Accounts payable	(5,535)	5,874
Accrued expenses and other liabilities	(709)	624
Licensing and collaboration commitment	—	7,000
Net cash provided by (used in) operating activities	(29,922)	23,287
Cash flows from investing activities
Milestone payments for intangible assets	(3,000)	—
Purchases of property and equipment, net	(11)	(19)
Purchase of investments	(1,988)	(227,346)
Proceeds from maturities of investments	1,490	286,046
Net cash provided by (used in) investing activities	(3,509)	58,681
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(11)	—
Proceeds from stock option exercises	152	1
Proceeds from issuance of common stock, net of commission	27,462	—
Payments for common stock issuance costs	(345)	—
Payments on loans payable	(2,332)	—
Net cash provided by financing activities	24,926	1
Effect of exchange rate on cash	21	35
Net increase (decrease) in cash and cash equivalents	(8,484)	82,004
Cash, cash equivalents and restricted cash, beginning of period	87,657	27,105
Cash, cash equivalents and restricted cash, end of period	$79,173	$109,109
Supplemental disclosure of cash flow information
Cash paid for interest	$1,499	$1,447

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2017. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $208,798 as of June 30, 2017. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund operations and debt obligations for at least one year from the issuance of these consolidated financial statements.

The Company expects to continue to incur operating losses for the next several years as it works to develop and commercialize its therapeutics and therapeutic candidates. If the Company cannot generate sufficient cash from operations in the future, it may seek to fund its operations through collaborations and licensing arrangements, as well as public or private equity offerings or further debt (re)financings. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its operations which could include delaying the commercial launch of its therapeutics, discontinuing therapeutic development programs, or granting rights to develop and market therapeutics or therapeutic candidates that it would otherwise prefer to develop and market itself. As disclosed in Note 7 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal  balance of $37,667 as of June 30, 2017. The loan agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of June 30, 2017, was approximately $22,523. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to their scheduled maturity dates. At June 30, 2017, the Company was in compliance with all financial covenants.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,378 and $920 as of June 30, 2017 and December 31, 2016, respectively.

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

Compensation – Stock Compensation

In May 2017, the FASB issued guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, and is applied prospectively to changes in terms or conditions of awards occurring on or after the adoption date. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

2. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following financial assets are measured at fair value on a recurring basis using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3).

		Fair Value Measurements as of
	Carrying	June 30, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,221	$—	$7,221	$—	$7,221
Short-term investments:
Short-term marketable securities - certificates of deposit	1,494	—	1,494	—	1,494
	$8,715	$—	$8,715	$—	$8,715

		Fair Value Measurements as of
	Carrying	December 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,719	$—	$7,719	$—	$7,719
Short-term investments:
Short-term marketable securities - certificates of deposit	996	—	996	—	996
	$8,715	$—	$8,715	$—	$8,715

Certain estimates and judgments are required to develop the fair value amounts shown above. The fair value amounts shown above are not necessarily indicative of the amounts that the Company would realize upon disposition, nor do they indicate the Company’s intent or ability to dispose of the financial instrument.

The following methods and assumptions were used to estimate the fair value of each material class of financial instrument:

•	Cash equivalents – the fair value of the cash equivalents has been determined to be amortized cost given the short duration of the securities.
•	Marketable securities (short-term) – the fair value of marketable securities has been determined to be amortized cost given the short duration of the securities.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value of the Company’s financial liabilities which are not measured at fair value on a recurring basis was as follows:

	June 30, 2017
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$38,093	$38,172

	December 31, 2016
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$40,188	$40,709

Loans payable values above include both the current and the long-term loans balances as of June 30, 2017 and December 31, 2016.

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

	June 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$1,494	$—	$—	$1,494
Total	$1,494	$—	$—	$1,494

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$996	$—	$—	$996
Total	$996	$—	$—	$996

At June 30, 2017 and December 31, 2016, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

4. Inventories

Inventories are stated at the lower of cost or net realizable value and consisted of the following:

	June 30, 2017	December 31, 2016
Raw materials	$1,491	$1,441
Work-in-process	5,199	8,153
Finished goods	271	1,536
	$6,961	$11,130

As of June 30, 2017 and December 31, 2016, the Company had non-cancellable open orders for the purchase of inventories of approximately $27,667 and $17,800, respectively.

As of June 30, 2017 and December 31, 2016, the Company had deposits for inventories of $5,313 and $0, respectively, recorded as prepaid expenses and other current assets in the consolidated balance sheets.

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

Goodwill as of June 30, 2017, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$40,500	$—	$40,500

The change in the net book value of goodwill for the six months ended June 30, 2017, was as follows:

2017
As of January 1,	$39,382
Effect of foreign currency exchange	1,118
As of the end of the period,	$40,500

6. Intangible Assets, Net

The change in the net book value of intangible assets for the six months ended June 30, 2017, was as follows:

2017
As of January 1,	$7,639
Additions (Note 9)	3,000
Amortization expense	(150)
Effect of foreign currency exchange	544
As of the end of the period,	$11,033

The Company recognized amortization expense of $86 and $150 for the three and six months ended June 30, 2017, respectively, and $95 and $190 for the three and six months ended June 30, 2016, respectively.

Unamortized Intangible Assets

Unamortized intangible assets as of June 30, 2017, were as follows:

Net
Carrying
Value
Intellectual property rights acquired for in-process research and development	$7,217

The net carrying value above includes asset impairment charges to date of $16,765.

Amortized Intangible Assets

Amortized intangible assets as of June 30, 2017, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$42,652	$38,836	$3,816	11.7	Years

Accumulated amortization above includes both amortization expense and asset impairment charges. Asset impairment charges to date are $34,575.  Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the therapeutic candidates could result in additional impairment charges in future periods.

7. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and Vet Therapeutics, Inc., (the “Borrowers”), entered into a Loan and Security Agreement, as amended on February 24, 2017 (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC (the “Lenders”). The loan is secured by substantially all of the Borrowers’ personal property other than intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property. The outstanding principal balance under the Loan Agreement was $32,667 under the term loan facility and $5,000 under the revolving credit facility at June 30, 2017.  Under the Loan Agreement, the Company was required to make interest-only payments on the term loan for 18 months, and beginning on May 1, 2017, began to make payments of principal and accrued interest on the term loan in equal monthly installments over a term of 30 months. The Company was required to make interest-only payments on the revolving credit facility until October 16, 2017, when all principal and accrued interest were due. The term loan and revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. As of June 30, 2017, the interest rate for the term loan and the revolving credit facility was 7.91%. During the three and six months ended June 30, 2017, the Company recognized interest expense of $871 and $1,731, respectively, and during the three and six months ended June 30, 2016, the Company recognized interest expense of $843 and $1,687, respectively.

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

The Loan Agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of June 30, 2017, was approximately $22,523. If the minimum liquidity covenant is not met, the Company may be required to repay the term loan and the revolving credit facility prior to their scheduled maturity dates. At June 30, 2017, the Company was in compliance with all financial covenants.

The Company’s loans payable balance as of June 30, 2017, was as follows:

Principal amounts
Term loan, 7.91%, principal payments from May 1, 2017 through October 16, 2019	$32,667
Revolving credit facility, 7.91%, due October 16, 2017	5,000
Add: accretion of final payment and termination fees	631
Less: unamortized debt issuance costs	(205)
As of the end of the period	$38,093

As of June 30, 2017,  $8,667 and $130 related to the term loan and the revolving credit facility, respectively, were classified as current portion – loans payable. Portions of the term loan and the revolving credit facility have been reclassified from current portion – loans payable to loans payable as the Company refinanced its debt after the balance sheet date.

Effective as of July 31, 2017, the Borrowers and Lenders entered into a second amendment to the Loan Agreement (“the Second Amendment”). The terms of the Second Amendment, among other things, extend the maturity date of the existing revolving credit facility to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the revolving credit facility beginning November 1, 2018, and provide a six-month interest only period for the term loans, starting on the date of the Second Amendment. The Company is not subject to any new financial covenants as a result of the Second Amendment. At the closing of the Second Amendment, the Company paid the Lenders an amendment fee of $150 and a facility fee of $60. The Company is also obligated to pay a new termination fee equal to $165 upon the earliest to occur of the Revolving Line Maturity Date, the acceleration of the revolving credit facility or the termination of the revolving credit facility. The existing termination fee of $165 will continue to be payable upon the earliest to occur of the original revolving maturity date (October 16, 2017), the acceleration of the revolving credit facility or the termination of the revolving credit facility.

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
Accrued expenses:
Payroll and related expenses	$1,489	$2,321
Professional fees	236	219
Royalty expense	370	71
Interest expense	240	247
Research and development costs	511	364
Unbilled inventories	—	465
Accrued loss on a firm purchase commitment	1,983	1,983
Milestone	481	17
Other	292	140
Total	$5,602	$5,827

9. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (as amended, the “RaQualia Agreements”) that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (ENTYCE ®, also known as AT-002) and RQ-00000007 (GALLIPRANT®, also known as AT-001). The Company will be required to pay RaQualia remaining milestone payments associated with GALLIPRANT and ENTYCE of up to  $4,000 and $6,000, respectively, upon the Company’s achievement of certain development, regulatory and commercial milestones, as well as mid-single digit royalties on the Company’s or the Company’s sublicensee’s product sales.

The Company achieved a $3,000 milestone during the six months ended June 30, 2017, which was paid and capitalized as an intangible asset in the first quarter of 2017. As of June 30, 2017, the Company had paid $8,500 in milestone payments since execution of the RaQualia Agreements. It is possible that multiple additional milestones related to the RaQualia Agreements are achieved within the next 12 months totaling $3,000.

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

The Collaboration Agreement also provides that Elanco will pay the Company royalty payments on a percentage of net sales in the mid-single to low-double digits. The Company is responsible for all development activities required to obtain the first registration or regulatory approval for a Grapiprant Product for use in dogs in each of the European Union (“the EU Product Registration”) and the United States, and Elanco is responsible for all other development activities. First registration for a Grapiprant Product in the United States was achieved before the completion of the Collaboration Agreement. In addition, the Company and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018, in connection with preclinical and clinical trials necessary for any additional registration or regulatory approval of the Grapiprant Products, provided that the Company’s contribution to such development fees and expenses is capped at $7,000 (“R&D Cap”), which was recorded as licensing and collaboration commitment liability in the consolidated balance sheets at June 30, 2017 and December 31, 2016. The Company classified the licensing and collaboration commitment liability as a current liability due to the Company having no control over when R&D Cap expenses will be incurred and the expected timing of R&D Cap expenses being unknown as of June 30, 2017. The licensing and collaboration commitment liability will be reduced in future periods as the related expenses are incurred by Elanco and paid for by the Company. Any remaining balance not paid to Elanco will be recognized as licensing and collaboration revenue on December 31, 2018, when the Company’s obligation to fund 25% of Elanco’s development efforts expires.

Commencing on the effective date of the Collaboration Agreement, the Company is responsible for the manufacture and supply of all of Elanco’s reasonable requirements of active pharmaceutical ingredient (“API”) and/or finished Grapiprant Products under the supply terms agreed upon pursuant to the Collaboration Agreement. However, Elanco retains the ability to assume all or a portion of the manufacturing responsibility during the term of the Collaboration Agreement. On April 28, 2017, the Company and Elanco entered into an amendment (the “Amendment”) to the Collaboration Agreement. Under the Amendment, Elanco has agreed to submit binding purchase orders to the Company, within 15 days of the effective date of the Amendment, for certain finished Grapiprant Products to be produced from certain batches of API the Company has agreed to purchase from its third-party manufacturer (the “API Batches”). In addition, Elanco has agreed to pay the Company for the API Batches within 30 days after the Company provides Elanco with proof of payment to the manufacturer for such API Batches. The Amendment provides that, in the event Elanco provides notice of its intent to assume responsibility for manufacturing, Elanco would assume all responsibilities of the Company with respect to any undelivered API, including paying the third-party manufacturer for such undelivered API. In July 2017, pursuant to Sections 8.2.2 and 10.1(c) of the Collaboration Agreement, as amended, Elanco provided the Company notice of its intent to assume responsibility for manufacturing of the Grapiprant Products and its intent to assume the applicable regulatory approvals.  The Company believes the transfers of manufacturing responsibility and such regulatory approvals in the United States will be completed by December 31, 2017.

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

10. Common Stock

As of June 30, 2017, there were 42,402,677 shares of the Company’s common stock outstanding, net of 584,591 shares of unvested restricted common stock.

At-the-Market Offering

On October 16, 2015, the Company entered into a Sales Agreement (“Sales Agreement”) with Barclays Capital, Inc. (“Barclays”) pursuant to which the Company could sell from time to time, at its option, up to an aggregate of $52,000 of shares of its common stock (the “Shares”) through Barclays, as sales agent (“ATM Program”). Sales of the Shares were made under the Company’s previously filed and then effective registration statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company paid Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares.

During the three and six months ended June 30, 2017, the Company sold 305,372 and 546,926 Shares for aggregate net proceeds of $1,565 and $2,788, respectively.

On April 28, 2017, the Company terminated its Sales Agreement. Prior to termination, the Company sold approximately $18,000 of the $52,000 available to be sold under the Sales Agreement. The Company terminated the Sales Agreement because it did not intend to raise additional capital through the ATM Program, and no additional shares of the Company’s common stock were sold pursuant to the Sales Agreement. The Company did not incur any termination penalties as a result of its termination of the Sales Agreement.

Registered Direct Offering

On May 3, 2017, the Company entered into a Placement Agency Agreement (“PAA”) with Barclays, pursuant to which Barclays agreed to serve as placement agent for an offering of shares of common stock. In conjunction with the PAA, on May 3, 2017, the Company also entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 5,000,000 shares of common stock at a purchase price of $5.25 per share (the “Offering”). The shares of common stock were offered and sold pursuant to the Company’s previously filed and then effective registration statement on Form S-3 (File No. 333-197414) and a related prospectus supplement. The Company agreed to pay Barclays an aggregate fee equal to 6.0% of the gross proceeds received by the Company from the Offering. The Offering closed on May 9, 2017. During the three months ended June 30, 2017, the Company received aggregate net proceeds from the Offering of approximately $24,400, after deducting placement agent fees of $1,575 and offering expenses of $273.

11. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the six months ended June 30, 2017, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2016	65,931	$3.73	6.09	$228
Granted	—	—
Exercised	(8,537)	0.40
Forfeited	—	—
Expired	—	—
Outstanding as of June 30, 2017	57,394	$4.22	5.62	$173

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Incentive Award Plan (the “2013 Plan”). For the six months ended June 30, 2017, the total intrinsic value of options exercised was $53 and the total received from stock option exercises was $3.

2013 Incentive Award Plan

On January 1, 2017, the annual increase in the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of June 30, 2017, there were 1,609,078 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the six months ended June 30, 2017, was as follows:

			Weighed
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)

Outstanding as of December 31, 2016	2,251,518	$12.43	7.78	$2,261
Granted	503,400	7.82
Exercised	(47,416)	3.14
Forfeited	(28,351)	10.91
Expired	(83,753)	19.15
Outstanding as of June 30, 2017	2,595,398	$11.50	7.85	$2,115

For the six months ended June 30, 2017, the weighted average grant date fair value of stock options granted was $5.18. For the six months ended June 30, 2017, the total intrinsic value of options exercised was $114 and the total received from stock option exercises was $149.

Activity related to restricted stock under the 2013 Plan for the six months ended June 30, 2017, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2016	461,463	$8.30
Issued	326,700	7.89
Vested	(192,780)	10.12
Forfeited	(10,792)	7.32
Unvested restricted common stock as of June 30, 2017	584,591	$7.49

For the six months ended June 30, 2017, the total fair value of restricted common stock vested was $1,418. The Company did not receive cash proceeds for any of the restricted common stock issued during the six months ended June 30, 2017.

Stock-Based Compensation

Upon adoption of ASU 2016-09 (Compensation – Stock Compensation)  on January 1, 2017, the Company elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative-effect adjustment to accumulated deficit  of  $213 (which increased the accumulated deficit) as of January 1, 2017. Prior to adoption of this guidance the Company estimated forfeitures.

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of product sales and inventories	$44	$19	$84	$50
Research and development	238	264	488	629
Selling, general and administrative	1,562	1,913	3,086	3,770
	$1,844	$2,196	$3,658	$4,449

As of  June 30, 2017,  the Company had an aggregate of $6,634 and $3,582 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.32 years and 1.95 years, respectively.

12. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(10,380)	$21,196	$(22,992)	$3,129
Net income attributable to participating securities	—	(20)	—	(3)
Net income (loss) attributable to common stockholders	$(10,380)	$21,176	$(22,992)	$3,126

Denominator:
Weighted average shares outstanding – basic	40,206,042	34,762,533	38,486,329	34,708,006

Net income (loss) per share attributable to common stockholders – basic	$(0.26)	$0.61	$(0.60)	$0.09

Diluted net income (loss) per share attributable to common stockholders:
Numerator:
Net income (loss)	$(10,380)	$21,196	$(22,992)	$3,129
Net income attributable to participating securities	—	(20)	—	(3)
Net income (loss) attributable to common stockholders	$(10,380)	$21,176	$(22,992)	$3,126

Denominator:
Weighted average shares outstanding – basic	40,206,042	34,762,533	38,486,329	34,708,006
Dilutive effect of outstanding stock awards	—	175,922	—	71,780
Weighted average shares outstanding – diluted	40,206,042	34,938,455	38,486,329	34,779,786

Net income (loss) per share attributable to common stockholders – diluted	$(0.26)	$0.61	$(0.60)	$0.09

The Company’s participating securities consisted of unvested restricted common stock issued from early exercised stock options and restricted common stock awards granted under the 2010 Plan as these shares have non-forfeitable dividend rights.

Stock options for the purchase of 2,652,792 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2017,  because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period. Stock options for the purchase of 1,705,396 and 1,941,521 weighted average shares of common stock and 551,709 and 557,149 of unvested restricted stock awards were excluded from the computation of diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2016, respectively, because those awards had an anti-dilutive impact on the net income attributable to common stockholders.

13. Income Taxes

The Company recorded no income tax expense or benefit during the three and six months ended June 30, 2017 and 2016, due to a full valuation allowance recognized against its deferred tax assets.

14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss,  net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2016	$(9,862)	$(9,862)
Foreign currency translation adjustment	1,721	1,721
As of June 30, 2017	$(8,141)	$(8,141)

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

In February 2017, two purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and two of its current officers. Those cases have been consolidated into one purported class action lawsuit under the caption, In re Aratana Therapeutics, Inc. Securities Litigation, Case No. 1:17-cv-00880. The consolidated lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of March 16, 2015 to February 3, 2017. The Company intends to vigorously defend all claims asserted. Given the early stage of the litigation, at this time a loss is not probable or reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of launch and commercialization of therapeutic candidates, ongoing efforts in preparation for commercialization of therapeutic candidates, beliefs regarding market opportunities for our products and potential success of our therapeutic candidates; Elanco’s intent to assume manufacturing responsibility for GALLIPRANT under the Collaboration Agreement; and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets BLONTRESS, TACTRESS, AT-007 and AT-011; effects of stockholder class action lawsuits; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of our credit facility; our substantial dependence upon the commercial success of our therapeutics GALLIPRANT, ENTYCE and NOCITA; development of our biologic therapeutic candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future therapeutic candidates; failure of our therapeutics, and our current or future therapeutic candidates that may obtain regulatory approval to achieve market acceptance or commercial success; effects of product liability lawsuits; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our therapeutic candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional therapeutic candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and collaborators; regulatory restrictions on the marketing of our approved therapeutics and therapeutic candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our approved therapeutics and therapeutic candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our therapeutics; effects of system failures or security breaches; failure to perform under our agreements with Elanco Animal Health, or termination thereof; failure to obtain ownership of issued patents covering our therapeutic candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our therapeutic candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

We have three United States Food and Drug Administration (“FDA”) approved therapeutics including, GALLIPRANT ® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs; ENTYCE ® (capromorelin oral solution) for appetite stimulation in dogs; and NOCITA ® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs. BLONTRESS ® and TACTRESS ® are our two canine-specific monoclonal antibody (MAb) therapies that are fully licensed by the United States Department of Agriculture (“USDA”) to aid in the treatment of dogs with B-cell and T-cell lymphoma, respectively. Our pipeline has multiple therapeutic candidates in development for the potential treatment of pain, management of weight loss, viral diseases, allergy and cancer for dogs and cats.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of June 30, 2017, we had a deficit accumulated since inception of $208.8 million and cash, cash equivalents, restricted cash and short-term investments of $80.7 million.

Business Updates

During the three months ended June 30, 2017, we continued to grow our commercial presence by gaining access to target clinics and driving re-orders for existing accounts. The second quarter of 2017 was the first full quarter of sales of GALLIPRANT, which we are selling in collaboration with Eli Lilly and Company, operating on behalf of its Elanco Animal Health division (“Elanco”), and total GALLIPRANT revenues which included product sales for supply sold to Elanco and GALLIPRANT licensing and collaboration revenue increased sequentially during the quarter. Additionally, we continued to leverage our relationships with veterinary surgeons to increase the number of new accounts and drive existing account re-orders of NOCITA. NOCITA sales also increased sequentially during the second quarter of 2017.

We continued to advance our late-stage pipeline of therapeutic candidates for dogs and cats. Specifically, in June 2017,  we submitted final pivotal field safety study data from an evaluation of AT-014 to the USDA and we filed the target animal safety technical section for AT-003 in cats with the FDA’s Center for Veterinary Medicine (“CVM”). In July 2017, we demonstrated positive results from the AT-003 pivotal field effectiveness study in cats.

In July 2017, pursuant to the Collaboration, License, Development and Commercialization Agreement with Elanco (the “Collaboration Agreement”), Elanco provided us with notice of its intent to assume responsibility for the manufacturing of the Company’s products based on licensed grapiprant rights and technology, including GALLIPRANT (collectively, “Grapiprant Products”) and its intent to assume applicable regulatory approvals. We believe the transfers of manufacturing responsibility and such regulatory approvals in the United States to Elanco will be completed by December 31, 2017. Additionally, in late-June 2017, we re-submitted the prior-approval supplement (“PAS”) to CVM for the manufacturing transfer of ENTYCE.

Research and Development

The following table identifies the most advanced therapeutic candidates being developed under CVM or the USDA’s Center for Veterinary Biologics (“CVB”) regulations and their current regulatory status:

ENTYCE (capromorelin oral solution) for dogs

ENTYCE was approved by the FDA for appetite stimulation in dogs in 2016. We continue to anticipate that ENTYCE will be commercially available by the fall of 2017, depending on the timing of CVM’s approval, if any, of the PAS. See “Manufacturing and Supply Chain” below for additional information.

AT-003 (bupivacaine liposome injectable suspension) for cats

In June 2017, we filed the target animal safety technical section with CVM for review and in July 2017, we completed an FDA-concurred pivotal field effectiveness study evaluating bupivacaine liposome injectable suspension for post-operative pain management in cats.

The multi-center, placebo-controlled, randomized and masked pivotal field effectiveness study evaluated approximately 200 client-owned cats undergoing an elective onychectomy. Results from the study showed bupivacaine liposome injectable suspension met protocol-defined efficacy success criteria, which were statistically significant (p<0.05). The therapeutic candidate was well-tolerated. Data from the study will be used as part of the effectiveness technical section submission to CVM to support the intended NOCITA label expansion to include cats.

AT-016 (allogeneic adipose-derived stem cells) for dogs

VetStem BioPharma Inc., our exclusive license partner responsible for development of AT-016, an adipose-derived allogeneic stem cell therapeutic candidate for osteoarthritis pain in dogs, has on-going FDA-concurred target animal safety and target animal efficacy studies with results anticipated from both in 2017.

AT-014 (canine osteosarcoma vaccine) for dogs

In the first quarter of 2017, we completed enrollment in the pivotal field safety study evaluating AT-014 for the treatment of canine osteosarcoma in dogs and in June 2017, we submitted the safety data to the USDA. We continue to anticipate conditional licensure in the second half of 2017. We are finalizing our plans with respect to commercializing AT-014, assuming conditional licensure, which may include making AT-014 available to a group of veterinary oncologists as we complete the additional work required by the USDA for full licensure.

In addition to United States regulatory and development activities, we also have regulatory and development efforts outside the United States:

AT-001 (grapiprant) for dogs in Europe

Under the Collaboration Agreement, Elanco has exclusive rights to our products based on licensed grapiprant rights and technology, including GALLIPRANT (collectively, “Grapiprant Products”), globally outside the United States. We are responsible under the Collaboration Agreement for all development activities required to obtain the first regulatory approval for grapiprant for use in dogs in the European Union (“EU”) and Elanco is responsible for all other development activities. In February 2016, we filed a marketing authorization application with the European Medicines Agency (“EMA”) for grapiprant in dogs in the EU. In cooperation with Elanco, we have generated additional data and responses to questions which we plan to submit to the EMA. We believe that the filing and other interactions with the EMA will support a positive opinion in late-2017 and marketing authorization in the first half of 2018.

Other therapeutics for dogs in Europe

We continue to make progress with regulatory authorities in Europe with respect to certain of our other therapeutic candidates.

Manufacturing and Supply Chain

We manage third-party manufacturers to supply active pharmaceutical ingredient (“API”), drug product and packaged product for the development and commercialization of our small molecule product candidates. We have chosen to rely on third-party contract manufacturer organizations (“CMO”) rather than devote resources toward developing or acquiring internal manufacturing facilities.

GALLIPRANT

GALLIPRANT has been available to customers since January 2017, and as part of the Collaboration Agreement, we have agreed to provide the initial commercial supply of GALLIPRANT. On April 28, 2017, we and Elanco entered into an amendment (the “Amendment”) to the Collaboration Agreement. Under the Amendment, Elanco has agreed to submit binding purchase orders to us, within 15 days of the effective date of the Amendment, for certain finished Grapiprant Products to be produced from certain batches of API we have agreed to purchase from our third-party manufacturer (the “API Batches”). In addition, Elanco has agreed to pay us for the API Batches within 30 days after we provide Elanco with proof of payment to the manufacturer for such API Batches. The Amendment provides that, in the event Elanco provides notice of its intent to assume responsibility for manufacturing, Elanco would assume all of our responsibilities with respect to any undelivered API, including paying the third-party manufacturer for such undelivered API. In July 2017, Elanco provided us with notice of its intent to assume responsibility for manufacturing of the Grapiprant Products and its intent to assume the regulatory approvals. We believe the transfers of manufacturing responsibility and the regulatory approvals in the United States to Elanco will be completed by December 31, 2017. The companies are currently formulating a plan for the transfer of manufacturing responsibilities and the New Animal Drug Application (“NADA”).

GALLIPRANT is currently available in 20 mg and 60 mg tablets in a variety of packaging configurations, which we believe provide appropriate treatment options for the majority of dogs. The 100 mg tablets of GALLIPRANT remain on backorder, which we  anticipate resolving in the coming quarters.

ENTYCE

In late-June 2017, we re-submitted the PAS for the transfer and commercial scale-up of the API of ENTYCE to a different manufacturer from the manufacturer included in our NADA. As part of the PAS re-submission, we provided what we believe was the appropriate information related to a raw material and its vendor. However, the CVM may request additional information which could result in the need for us to amend our filing or make additional filings. If we are unable to resolve any questions from CVM, we may be required to switch commercial manufacturers, or our manufacturer may be required to source the raw material from a different vendor. We continue to anticipate that ENTYCE will be commercially available by the fall of 2017, depending on the timing of CVM’s approval, if any, of the PAS. Subsequent to the re-submission of the PAS, we resumed manufacturing additional commercial inventory of ENTYCE, including API from the manufacturer for which we are seeking approval from CVM.

Recent Developments

Effective as of July 31, 2017, we amended our Loan Agreement. See “Financial Condition, Liquidity and Capital Resources - Indebtedness” below for additional information.

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

There have been no material changes to our critical accounting policies through June 30, 2017, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$804	$38,000	(97.9)%	$1,707	$38,151	(95.5)%
Product sales	4,354	47	>100.0%	7,246	68	>100.0%
Total revenues	5,158	38,047	(86.4)%	8,953	38,219	(76.6)%
Costs and expenses:
Cost of product sales	3,691	1,741	>100.0%	6,785	1,760	>100.0%
Royalty expense	353	20	>100.0%	676	38	>100.0%
Research and development	3,700	5,303	(30.2)%	8,354	16,052	(48.0)%
Selling, general and administrative	6,918	6,148	12.5%	14,413	12,699	13.5%
Amortization of intangible assets	86	95	(9.5)%	150	190	(21.1)%
Impairment of intangible assets	—	2,780	(100.0)%	—	2,780	(100.0)%
Other income (expense):
Interest income	88	83	6.0%	173	160	8.1%
Interest expense	(871)	(846)	3.0%	(1,731)	(1,695)	2.1%
Other expense, net	(7)	(1)	>100.0%	(9)	(36)	(75.0)%

Revenues

During the three and six months ended June 30, 2017, total revenues decreased by $32.9 million and $29.3 million, respectively, as compared to the corresponding 2016 periods. The decreases in total revenues during the three and six months ended June 30, 2017, were due to decreases of $37.2 million and $36.4 million, respectively, in licensing and collaboration revenue from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco GALLIPRANT Agreements”), partially offset by increases of $4.3 million and $7.2 million in net product sales primarily due to net sales of GALLIPRANT and NOCITA. Total revenues for the three and six months ended June 30, 2016, included $38.0 million of licensing and collaboration revenue recognized from the Elanco GALLIPRANT Agreements. During the three and six months ended June 30, 2017, product sales consisted of net sales of GALLIPRANT, NOCITA, BLONTRESS and TACTRESS. GALLIPRANT product sales during the three and six months ended June 30, 2017, consisted of net sales of finished goods to Elanco under the supply terms of the Collaboration Agreement. NOCITA net sales were $0.6 million and $1.0 million during the three and six months ended June 30, 2017, respectively, as compared to $0 for the corresponding 2016 periods. We believe that the growth in NOCITA product sales is primarily a result of continued growth of new accounts, as well as strong re-order rates, which accounted for more than 75% of NOCITA revenue within the three months ended June 30, 2017.

We believe that product sales for 2017 will be composed primarily of product sales of NOCITA, GALLIPRANT,  and ENTYCE, for which sales are still anticipated to begin by the fall of 2017, depending on the timing of CVM’s approval, if any, of the PAS. We believe NOCITA future product sales in 2017 will be dependent on our continuing efforts to commercialize the product. With respect to GALLIPRANT, in July 2017, Elanco gave us notice of its intent to assume all manufacturing responsibilities for GALLIPRANT under the Collaboration Agreement, which we believe will be completed by December 31, 2017. See “Manufacturing and Supply Chain” above for additional information. The amount of any future product sales under the supply terms of the Collaboration Agreement will depend on how long Elanco utilizes us to supply GALLIPRANT. At this time, we believe customer demand does not justify manufacturing additional BLONTRESS or TACTRESS. Hence, we anticipate both therapeutics will no longer be commercially available when the current inventories are exhausted by late-2017. We believe any future licensing and collaboration revenue in 2017 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco GALLIPRANT Agreements.

Cost of product sales

During the three and six months ended June 30, 2017, cost of product sales increased by $2.0 million and $5.0 million, respectively, as compared to the corresponding 2016 periods. These increases were primarily due to cost of product sales of GALLIPRANT and NOCITA.  Cost of product sales is anticipated to increase in the second half of 2017 due to the anticipated full period sales of NOCITA and GALLIPRANT, and anticipated second half year sales of ENTYCE. We believe the cost of product sales as a percentage of overall product revenues will improve as we move GALLIPRANT, NOCITA and ENTYCE to full commercial manufacturing scale over time.

Royalty expense

During the three and six months ended June 30, 2017, royalty expense increased by $0.3 million and $0.6 million, respectively, as compared to the corresponding 2016 periods. The increases were primarily a result of sales of GALLIPRANT and NOCITA.

Research and development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$2,808	$2,735	2.7%	$6,440	$6,788	(5.1)%
Milestones	—	1,200	(100.0)%	—	6,200	(100.0)%
Personnel costs	781	1,181	(33.9)%	1,692	2,677	(36.8)%
Other costs	111	187	(40.6)%	222	387	(42.6)%
Total research and development	$3,700	$5,303	(30.2)%	$8,354	$16,052	(48.0)%

During the three and six months ended June 30, 2017, research and development expense decreased by $1.6 million and $7.7  million, respectively, as compared to the corresponding 2016 periods. The decrease during the three months ended June 30, 2017, was due primarily to a decrease of $1.2 million in milestone payments and a decrease of $0.4 million in personnel costs related to a lower headcount in 2017. The decrease during the six months ended June 30, 2017, was due primarily to a decrease of $6.2 million in milestone payments, a  decrease of $0.3 million in contracted development costs due to the prioritization of spending for ongoing programs, a  $1.0 million decrease in personnel costs related to a lower headcount in 2017, and a  $0.2 million decrease in other costs.

We expect that, in 2017, our research and development expenses will be primarily related to expanding the label of our approved therapeutics for additional indications and/or species and advancing our AT-016 and AT-018 programs.

Selling, general and administrative

During the three and six months ended June 30, 2017, selling, general and administrative expense increased by $0.8 million and $1.7 million, respectively, as compared to the corresponding 2016 periods. The increase during the three months ended June 30, 2017, was due to an increase of $1.1 million in personnel expenses primarily as a result of higher sales and marketing headcount, partially offset by a decrease of $0.3 million in other expenses. The increase during the six months ended June 30, 2017, was due to an increase of $2.4 million in personnel expenses primarily as a result of higher sales and marketing headcount, partially offset by a decrease of $0.7 million in other expenses. We expect that, in 2017, our selling, general and administrative expense will remain relatively constant as we have substantially completed the build out of our sales organization and corporate infrastructure in the support of the continued

commercialization of NOCITA and GALLIPRANT and expected commercialization of ENTYCE.

Impairment of intangible assets

During both the three and six months ended June 30, 2017, impairment of intangible assets decreased by $2.8 million, as compared to the corresponding 2016 periods as there were no intangible asset impairment charges recognized during the three and six months ended June 30, 2017. The impairment of intangible assets in 2016 was related to impairment charges of TACTRESS ($0.6 million) and AT-007 ($2.2 million).

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	June 30, 2017	December 31, 2016	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$78,823	$87,307	(9.7)%
Marketable securities - short-term	1,494	996	50.0%
Total cash, cash equivalents and marketable securities	$80,317	$88,303	(9.0)%
Borrowings:
Loans payable, net	$38,093	$40,188	(5.2)%
Working capital:
Current assets	$98,776	$101,542	(2.7)%
Current liabilities	23,301	34,688	(32.8)%
Total working capital	$75,475	$66,854	12.9%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of June 30, 2017, we had an accumulated deficit of $208.8 million and cash, cash equivalents and short-term investments of $80.3 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we may seek to fund our operations through collaborations and licensing arrangements, as well as public or private equity offerings or further debt (re)financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our therapeutics, discontinuing therapeutic development programs, or granting rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves. As disclosed in Note 7 to our consolidated financial statements, we have a term loan and a revolving credit facility with an aggregate principal balance of $37.7 million as of June 30, 2017. The terms of the loan agreement require us to maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of June 30, 2017, was approximately $22.5 million. If the minimum liquidity is not met, we may be required to repay the loans prior to their scheduled maturity dates. At June 30, 2017, we were in compliance with all financial covenants. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $80.3 million as of June 30, 2017, will allow us to fund our operations and our debt obligations for at least one year from the issuance of our consolidated financial statements. Based on our current operating plan, which contemplates the launch of ENTYCE by the fall of 2017, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations and debt obligations through at least 2018. Our current operating plan also contemplates continued growth in sales of GALLIPRANT, which we believe will result in the achievement of certain milestones under the Collaboration Agreement.

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

At-the-Market Offering

On October 16, 2015, we entered into the Sales Agreement with Barclays Capital, Inc. (“Barclays”), pursuant to which we could sell from time to time, at our option, up to an aggregate of $52.0 million of shares of its common stock (the “Shares”) through Barclays, as sales agent (“ATM Program”). Sales of the Shares were made under our previously filed and then effective registration statement on Form S-3 (Reg. No. 333-197414), by means of ordinary brokers’ transactions on the NASDAQ Global Market or otherwise. Additionally, under the terms of the Sales Agreement, the Shares could be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We paid Barclays a commission of 2.75% of the gross proceeds from the sale of the Shares.

During the three and six months ended June 30, 2017, we sold 305,372 and 546,926 Shares for aggregate net proceeds of $1.6 million and $2.8 million, respectively.

On April 28, 2017, we terminated our Sales Agreement. Prior to termination, we sold approximately $18.0 million of the $52.0 million available to be sold under the Sales Agreement. We terminated the Sales Agreement because we did not intend to raise additional capital through the ATM Program, and no additional shares of our common stock were sold pursuant to the Sales Agreement. We did not incur any termination penalties as a result of our termination of the Sales Agreement.

Registered Direct Offering

On May 3, 2017, we entered into a Placement Agency Agreement (“PAA”) with Barclays, pursuant to which Barclays agreed to serve as placement agent for an offering of shares of common stock. In conjunction with the PAA, on May 3, 2017, we also entered into a Securities Purchase Agreement with certain investors for the sale by us of 5,000,000 shares of common stock at a purchase price of $5.25 per share (the “Offering”). The shares of common stock were offered and sold pursuant to our previously filed and then effective registration statement on Form S-3 (File No. 333-197414) and a related prospectus supplement. We agreed to pay Barclays an aggregate fee equal to 6.0% of the gross proceeds received by us from the Offering. The Offering closed on May 9, 2017. We received aggregate net proceeds from the Offering of approximately $24.4 million, after deducting placement agent fees of $1.6 million and estimated offering expenses of $0.3 million.

Indebtedness

On October 16, 2015, we and Vet Therapeutics (together the “Borrowers”) entered into a Loan and Security Agreement, as amended on February 24, 2017 (the “Loan Agreement”) with Pacific Western Bank (“Pacific Western”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, a term loan in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line”), subject to certain conditions to funding. The Borrowers were required to make interest-only payments on the Term Loan for 18 months, and beginning on May 1, 2017, began to make payments of principal and accrued interest on the Term Loan in equal monthly installments over a term of 30 months. The Term Loan and the Revolving Line bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. Under the Loan Agreement, all principal and accrued interest on the Term Loan were due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line were due on October 16, 2017 (the “Revolving Maturity Date”).

As security for their obligations under the Loan Agreement, the Borrowers granted a security interest in substantially all of their existing and after-acquired assets except for their intellectual property and certain other customary exclusions. Subject to customary exceptions, the Borrowers are not permitted to encumber their intellectual property.

Upon execution of the Loan Agreement, the Borrowers were obligated to pay a facility fee to the Lenders of $0.2 million and an agency fee to the Collateral Agent of $0.1 million. In addition, the Borrowers are or will be obligated to pay a final payment fee equal to 3.30% of such Term Loan being prepaid or repaid with respect to the Term Loan upon the earliest to occur of the Term Loan Maturity Date, the acceleration of any Term Loan or the prepayment of a Term Loan. The Borrowers will also be obligated to pay a termination fee equal to 3.30% of the highest outstanding amount of the Revolving Line with respect to the Revolving Line upon the earliest to occur of the Prior Revolving Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The Borrowers will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the Revolving Line.

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

The Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of June 30, 2017, was approximately $22.5  million. If the minimum liquidity requirement is not met, the Borrowers may be required to repay the loans prior to their scheduled maturity dates. At June 30, 2017, the Borrowers were in compliance with all financial covenants, including the minimum liquidity covenant.

Effective as of July 31, 2017, we amended the Loan Agreement (“Second Amendment”). The terms of the Second Amendment, among other things, extend the maturity of the Revolving Line to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the Revolving Line beginning November 1, 2018, and provide a six (6) month interest only period for the Term Loan, starting on the date of the Second Amendment.

We are not subject to any new financial covenants as a result of the Second Amendment. At the closing of the Second Amendment, we paid the Lenders an amendment fee of $0.2 million and a facility fee of $0.1 million. We are obligated to pay a new termination fee equal to $0.2 million upon the earliest to occur of the Revolving Line Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The existing termination fee of $0.2 million will continue to be payable upon the earliest to occur of the original revolving maturity date (October 16, 2017), the acceleration of the Revolving Line or the termination of the Revolving Line.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital at June 30, 2017, from December 31, 2016, reflects a decrease in total current assets of $2.8 million and a decrease in total current liabilities of $11.4 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories, milestones and selling, general and administrative expenses. The decrease in total current liabilities was primarily a result of payments for GALLIPRANT inventories and a decrease in the current portion of loans payable due to amending payment terms under our Loan Agreement on July 31, 2017.

Cash Flows

A summary of our cash flows for the six months ended June 30, 2017 and 2016, is as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(29,922)	$23,287
Net cash provided by (used in) investing activities	$(3,509)	$58,681
Net cash provided by financing activities	$24,926	$1

Net cash provided by (used in) operating activities

During the six months ended June 30, 2017, net cash used in operating activities was $29.9 million. We had a net loss of $23.0 million which includes a non-cash expense for stock-based compensation of $3.7 million, a non-cash depreciation and amortization expense of $0.6 million and a non-cash interest expense of $0.2 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by licensing and collaboration revenues of $1.7 million from the Collaboration Agreement and product sales of $7.2 million. Net cash used in operating assets and liabilities was primarily due to a decrease in accounts payable of $5.5 million, a decrease in accrued expenses and other liabilities of $0.7 million, an increase in account receivable, net of $4.8 million, an increase in prepaid expenses and other current assets of $4.6 million and a decrease in inventories of $4.2 million. The decrease in accounts payable was primarily related to payments for GALLIPRANT inventories and trade payables. The increase in accounts receivable, net and decrease in inventories were primarily related to GALLIPRANT sales. Also, accounts receivable, net increased due to receivables from the Elanco GALLIPRANT Agreements.

During the six months ended June 30, 2016, net cash provided by operating activities was $23.3 million. We had a net income of $3.1 million which includes a non-cash expense for stock-based compensation of $4.5 million, a non-cash depreciation and amortization expense of $0.5 million, a non-cash impairment of acquired intangible assets expense of $2.8 million, and a lower of cost or market adjustment to inventories of $1.6 million. Our net income was primarily attributed to licensing and collaboration revenues of $38.0 million from the Collaboration Agreement, research and development activities related to our programs and our selling, general and administrative expenses. Net cash provided by operating assets and liabilities consisted primarily of an increase in accounts payable of $5.9 million, an increase of $7.0 million in licensing and collaboration commitment under the Collaboration Agreement and an increase in accrued expenses and other liabilities of $0.6 million, partially offset by an increase in prepaid expenses of $0.1 million and an increase in inventories of $2.8 million. The increase in inventories was primarily related to GALLIPRANT pre-launch inventories. The increase in accounts payable was primarily related to the achieved milestones relating to GALLIPRANT, ENTYCE and NOCITA. The increase in accrued expenses and other current liabilities was primarily due to the licensing and collaboration commitment related to the Collaboration Agreement.

Net cash provided by (used in) investing activities

During the six months ended June 30, 2017, net cash used in investing activities was $3.5 million, which primarily consisted of a  $3.0 million milestone payment for intangible assets for currently marketed products and the purchases of investments of $2.0 million, partially offset by proceeds from the maturities and sales of investments of $1.5 million.

During the six months ended June 30, 2016, net cash provided by investing activities was $58.7 million, which primarily consisted of the proceeds from the maturities and sales of marketable securities of $286.0 million, partially offset by the purchases of investments of $227.3 million.

Net cash provided by financing activities

During the six months ended June 30, 2017,  net cash provided by financing activities was $24.9 million. Net cash provided by financing activities consisted of the net proceeds from the issuance of common stock of $27.5 million, partially offset by $2.3 million of payments on loans payable and $0.3 million of payments for stock issuance costs.

During the six months ended June 30, 2016, net cash provided by financing activities consisted solely of proceeds from stock option exercises of $1,000.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of June 30, 2017, there were no material changes in our contractual obligations since December 31, 2016, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of June 30, 2017, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of June 30, 2017, we have committed to make potential future milestone payments to third parties of up to approximately $108.6 million, of which $77.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $68.9 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of June 30, 2017, such contingencies have not been recorded in our consolidated financial statements, except for $0.5 million due to our former commercial licensee of BLONTRESS.

We anticipate that we may pay approximately $0.6 million and $4.0 million of milestone payments during the remainder of 2017, and the next 12 months, respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and an analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2017 and December 31, 2016, we had non-cancellable open orders for the purchase of inventories of $27.7 million and $17.8 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017. As of June 30, 2017, there were no material changes to our market risks or management of such risks since December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2017, two purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and two of its current officers. Those cases have been consolidated into one purported class action lawsuit under the caption, In re Aratana Therapeutics, Inc. Securities Litigation, Case No. 1:17-cv-00880. The consolidated lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of March 16, 2015 to February 3, 2017. The Company intends to vigorously defend all claims asserted. Given the early stage of the litigation, at this time a loss is not probable or reasonably estimable.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

There have been no material changes in the six months ended June 30, 2017, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 31, 2017, we and Vet Therapeutics, Inc. (“the Borrowers”) entered into a Second Amendment (the “Second Amendment”) to the Loan and Security Agreement dated as of October 16, 2015, as previously amended (the “Loan Agreement”) with Pacific Western Bank, in its capacity as collateral agent (in such capacity, “Collateral Agent”), and the Lenders party thereto.

The terms of the Second Amendment, among other things, extend the maturity of the existing revolving credit facility (the “Revolving Line”) to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the revolving credit facility beginning November 1, 2018, and provide a six (6) month interest only period for the term loans, starting on the date of the Second Amendment.

We are not subject to any new financial covenants as a result of the Second Amendment. At the closing of the Second Amendment, we paid the Lenders an amendment fee of $150,000 and a facility fee of $60,000. We will also be obligated to pay a new termination fee equal to $165,000 upon the earliest to occur of the Revolving Line Maturity Date, the acceleration of the revolving credit facility or the termination of the revolving credit facility. The existing termination fee of $165,000 will continue to be payable upon the earliest to occur of the original revolving maturity date (October 16, 2017), the acceleration of the revolving credit facility or the termination of the revolving credit facility.

The foregoing description of the Second Amendment is a summary, and is qualified in its entirety by reference to the Second Amendment, which is filed herewith as Exhibit 10.4, and is incorporated herein by reference.

Item 6. Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

Date: August 4, 2017	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2017	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Securities Purchase Agreement, dated May 3, 2017, by and among Aratana Therapeutics, Inc. and the investors party thereto	8-K	001-35952	10.1	5/4/17
10.2	Placement Agency Agreement, dated May 3, 2017, by and between the Company and Barclays Capital, Inc.	8-K	001-35952	10.2	5/4/17
10.3+

Amendment, effective as of April 28, 2017, to the Collaboration, License, Development and Commercialization Agreement, dated April 22, 2016, by and between the Company and Eli Lilly and Company, operating on behalf of its Elanco Animal Health Division

*
10.4	Second Amendment to Loan and Security Agreement, dated as of July 31, 2017, by and among Pacific Western Bank, in its capacity as collateral agent and the Lenders party thereto.					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.

**  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

+  Confidential treatment has been requested with respect to certain portions of this exhibit, which portions have been filed separately with the Securities and Exchange Commission.