Form 10-Q
period 2017-09-30
ARATANA THERAPEUTICS, INC.
filed 2017-11-03
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 30, 2017, there were 42,999,561 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$68,849	$87,307
Short-term investments	1,494	996
Accounts receivable, net	9,436	87
Inventories	9,041	11,130
Prepaid expenses and other current assets	1,839	2,022
Total current assets	90,659	101,542
Property and equipment, net	1,271	1,948
Goodwill	41,023	39,382
Intangible assets, net	11,202	7,639
Restricted cash	350	350
Other long-term assets	506	545
Total assets	$145,011	$151,406
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,404	$7,436
Accrued expenses	3,955	5,827
Licensing and collaboration commitment	7,000	7,000
Current portion – loans payable	12,156	14,413
Other current liabilities	—	12
Total current liabilities	26,515	34,688
Loans payable, net	24,691	25,775
Other long-term liabilities	71	540
Total liabilities	51,277	61,003
Commitments and contingencies (Notes 4 and 15)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016, 42,461,335 and 36,607,922 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	43	37
Treasury stock	(1,099)	(1,088)
Additional paid-in capital	319,848	286,909
Accumulated deficit	(217,718)	(185,593)
Accumulated other comprehensive loss	(7,340)	(9,862)
Total stockholders’ equity	93,734	90,403
Total liabilities and stockholders’ equity	$145,011	$151,406

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Licensing and collaboration revenue	$2,192	$—	$3,899	$38,151
Product sales	3,971	40	11,217	108
Total revenues	6,163	40	15,116	38,259
Costs and expenses
Cost of product sales	3,690	286	10,475	2,046
Royalty expense	441	19	1,117	57
Research and development	3,220	5,334	11,574	21,386
Selling, general and administrative	6,910	6,924	21,323	19,623
Amortization of intangible assets	85	91	235	281
Impairment of intangible assets	—	—	—	2,780
Total costs and expenses	14,346	12,654	44,724	46,173
Loss from operations	(8,183)	(12,614)	(29,608)	(7,914)
Other income (expense)
Interest income	138	116	311	276
Interest expense	(870)	(859)	(2,601)	(2,554)
Other expense, net	(5)	(14)	(14)	(50)
Total other expense	(737)	(757)	(2,304)	(2,328)
Net loss	$(8,920)	$(13,371)	$(31,912)	$(10,242)
Net loss per share, basic and diluted	$(0.21)	$(0.38)	$(0.80)	$(0.29)
Weighted average shares outstanding, basic and diluted	42,445,553	35,092,686	39,820,573	34,837,169

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(8,920)	$(13,371)	$(31,912)	$(10,242)
Other comprehensive income:
Foreign currency translation adjustment	801	418	2,522	891
Other comprehensive income	801	418	2,522	891
Comprehensive loss	$(8,119)	$(12,953)	$(29,390)	$(9,351)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated  Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(31,912)	$(10,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,457	6,536
Depreciation and amortization expense	928	738
Impairment of intangible assets	—	2,780
Non-cash interest expense	369	358
Market value adjustments to inventories	394	1,552
Loss on disposition of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable, net	(9,349)	45
Inventories	1,695	(5,821)
Prepaid expenses and other current assets	185	(941)
Other assets	100	13
Accounts payable	(4,033)	3,712
Accrued expenses and other liabilities	(2,362)	(487)
Licensing and collaboration commitment	—	7,000
Net cash provided by (used in) operating activities	(38,528)	5,248
Cash flows from investing activities
Milestone payments for intangible assets	(3,000)	(1,000)
Purchases of property and equipment, net	(16)	(25)
Purchase of investments	(2,984)	(228,840)
Proceeds from maturities of investments	2,486	286,793
Net cash provided by (used in) investing activities	(3,514)	56,928
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(11)	—
Proceeds from stock option exercises	157	54
Proceeds from issuance of common stock, net of commission	27,463	12,072
Payments for common stock issuance costs	(345)	(262)
Payments for debt issuance costs	(210)	—
Payments on loans payable	(3,500)	—
Net cash provided by financing activities	23,554	11,864
Effect of exchange rate on cash	30	52
Net increase (decrease) in cash and cash equivalents	(18,458)	74,092
Cash, cash equivalents and restricted cash, beginning of period	87,657	27,105
Cash, cash equivalents and restricted cash, end of period	$69,199	$101,197
Supplemental disclosure of cash flow information
Cash paid for interest	$2,237	$2,179
Supplemental disclosure of noncash investing and financing activities:
Receivable from broker for issuance of common stock	$—	$605

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

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $217,718 as of September 30, 2017. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments will be sufficient to fund operations and debt obligations for at least one year from the issuance of these consolidated financial statements.

The Company expects to continue to incur operating losses for the next several years as it works to develop and commercialize its therapeutics and therapeutic candidates. If the Company cannot generate sufficient cash from operations in the future, it may seek to fund its operations through collaborations and licensing arrangements, as well as public or private equity offerings or further debt (re)financings. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, it may be required to curtail its operations which could include delaying the commercial launch of its therapeutics, discontinuing therapeutic development programs, or granting rights to develop and market therapeutics or therapeutic candidates that it would otherwise prefer to develop and market itself. As disclosed in Note 7 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal  balance of $36,500 as of September 30, 2017. The loan agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of September 30, 2017, was approximately $18,250. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to their scheduled maturity dates. At September 30, 2017, the Company was in compliance with all financial covenants.

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

Property and Equipment, net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,615 and $920 as of September 30, 2017 and December 31, 2016, respectively.

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

In July 2015, the FASB approved a one-year delay in the effective date of the new revenue standard. These changes become effective for the Company on January 1, 2018. Early adoption is permitted but not before the original effective date of January 1, 2017. The standard permits the use of either the retrospective or modified retrospective adoption method. The Company is currently assessing the method of adoption and the impact this new guidance will have on its consolidated financial statements. The Company expects to adopt these standards using the modified retrospective method. The timing of revenue recognition for variable consideration under the Company’s licensing and collaboration agreements may be different as a result of this new guidance. The Company is reviewing its licensing and collaboration agreements for variable consideration, and if any such consideration exists, whether it should be estimated and recognized earlier than under the current revenue guidance. The Company is also assessing its product revenues under the revised guidance. To date, no material differences have been identified with respect to product revenues, however the Company’s assessment is ongoing, and the impact of adoption, if any, will depend on arrangements in place at the adoption date.

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

		Fair Value Measurements as of
	Carrying	September 30, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,470	$—	$7,470	$—	$7,470
Short-term investments:
Short-term marketable securities - certificates of deposit	1,494	—	1,494	—	1,494
	$8,964	$—	$8,964	$—	$8,964

		Fair Value Measurements as of
	Carrying	December 31, 2016 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$7,719	$—	$7,719	$—	$7,719
Short-term investments:
Short-term marketable securities - certificates of deposit	996	—	996	—	996
	$8,715	$—	$8,715	$—	$8,715

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

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying amounts and estimated fair value of the Company’s financial liabilities which are not measured at fair value on a recurring basis was as follows:

	September 30, 2017
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$36,847	$36,847

	December 31, 2016
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$40,188	$40,709

Loans payable values above include both the current and the long-term loans balances as of September 30, 2017 and December 31, 2016.

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

	September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$1,494	$—	$—	$1,494
Total	$1,494	$—	$—	$1,494

	December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$996	$—	$—	$996
Total	$996	$—	$—	$996

At September 30, 2017 and December 31, 2016, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

4. Inventories

Inventories are stated at the lower of cost or net realizable value and consisted of the following:

	September 30, 2017	December 31, 2016
Raw materials	$1,485	$1,441
Work-in-process	2,114	8,153
Finished goods	5,442	1,536
	$9,041	$11,130

As of September 30, 2017 and December 31, 2016, the Company had non-cancellable open orders for the purchase of inventories of approximately $10,333 and $17,800, respectively.

As of September 30, 2017, raw materials included $1,124 of GALLIPRANT® inventories. As part of the manufacturing transfer of GALLIPRANT (Note 9), the Company is working to determine if these raw materials will be assumed by Eli Lilly and Company, acting on behalf of its Elanco Animal Health Division (“Elanco”). The Company anticipates to be reimbursed for any raw materials assumed by Elanco. Any raw materials not assumed by Elanco will be expensed as research and development expenses.

As of September 30, 2017, finished goods included $5,343 of GALLIPRANT inventories. These inventories were subsequently sold to Elanco in October 2017 as part of the manufacturing transfer of GALLIPRANT.

During the three and nine months ended September 30, 2017, the Company recognized inventory valuation adjustment losses in the amount of $342 and $394, respectively, from application of lower of cost or market, in cost of product sales. The losses related to GALLIPRANT inventories that were written off.

During the three and nine months ended September 30, 2016, the Company recognized inventory valuation adjustment losses in the amount of $111 and $1,664, respectively, from application of lower of cost or market, in cost of product sales. The losses related to TACTRESS® inventories that were written off and pre-launch GALLIPRANT inventories marked to market due to terms agreed upon in the Elanco collaboration agreement (Note 9).

5. Goodwill

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized to date. Goodwill is not expected to be deductible for income tax purposes.

The Company completed its annual goodwill impairment testing during the third quarter of 2017. The Company elected to bypass the qualitative assessment. The Company determined as of the testing date that it consisted of one operating segment, which is comprised of one reporting unit. In performing step one of the assessment, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, the Company determined there was no impairment of goodwill during the third quarter of 2017.

Goodwill as of September 30, 2017, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$41,023	$—	$41,023

The change in the net book value of goodwill for the nine months ended September 30, 2017, was as follows:

2017
As of January 1,	$39,382
Effect of foreign currency exchange	1,641
As of the end of the period,	$41,023

6. Intangible Assets, Net

The change in the net book value of intangible assets for the nine months ended September 30, 2017, was as follows:

2017
As of January 1,	$7,639
Additions (Note 9)	3,000
Amortization expense	(235)
Effect of foreign currency exchange	798
As of the end of the period,	$11,202

The Company recognized amortization expense of $85 and $235 for the three and nine months ended September 30, 2017,  respectively, and $91 and $281 for the three and nine months ended September 30, 2016, respectively.

Unamortized Intangible Assets

Unamortized intangible assets as of September 30, 2017, were as follows:

Net
Carrying
Value
Intellectual property rights acquired for in-process research and development	$7,472

The net carrying value above includes asset impairment charges to date of $16,765.

Amortized Intangible Assets

Amortized intangible assets as of September 30, 2017, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$42,652	$38,922	$3,730	11.7	Years

Accumulated amortization above includes both amortization expense and asset impairment charges. Asset impairment charges to date are $34,575.  Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the therapeutic candidates could result in additional impairment charges in future periods.

7. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and Vet Therapeutics, Inc., (the “Borrowers”), entered into a Loan and Security Agreement, as amended on February 24, 2017 (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC (the “Lenders”). The loan is secured by substantially all of the Borrowers’ personal property other than intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property. The outstanding principal balance under the Loan Agreement was $31,500 under the term loan facility and $5,000 under the revolving credit facility at September 30, 2017.  Under the Loan Agreement, the Company was required to make interest-only payments on the term loan for 18 months, and beginning on May 1, 2017, began to make payments of principal and accrued interest on the term loan in equal monthly installments over a term of 30 months. The Company was required to make interest-only payments on the revolving credit facility until October 16, 2017, when all principal and accrued interest were due. The term loan and revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. As of September 30, 2017, the interest rate for the term loan and the revolving credit facility was 7.91%. During the three and nine months ended September 30, 2017, the Company recognized interest expense of $870 and $2,601, respectively, and during the three and nine months ended September 30, 2016, the Company recognized interest expense of $851 and $2,538, respectively.

Effective as of July 31, 2017, the Borrowers and Lenders entered into a second amendment to the Loan Agreement (the “Second Amendment”). The terms of the Second Amendment, among other things, extend the maturity date of the existing revolving credit facility to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the revolving credit facility beginning November 1, 2018, and provide a six-month interest only period for the term loans, starting on the date of the Second Amendment. The Company is not subject to any new financial covenants as a result of the Second Amendment. At the closing of the Second Amendment, the Company paid the Lenders an amendment fee of $150 and a facility fee of $60. The Company is also obligated to pay a new termination fee equal to $165 upon the earliest to occur of the Revolving Line Maturity Date, the acceleration of the revolving credit facility or the termination of the revolving credit facility. The existing termination fee of $165 was due upon the original revolving maturity date,  October 16, 2017, and was paid on October 17, 2017.

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

The Loan Agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of September 30, 2017, was approximately $18,250. If the minimum liquidity covenant is not met, the Company may be required to repay the term loan and the revolving credit facility prior to their scheduled maturity dates. At September 30, 2017, the Company was in compliance with all financial covenants.

The Company’s loans payable balance as of September 30, 2017, was as follows:

Principal amounts
Term loan, 7.91%, principal payments from February 1, 2018 through October 16, 2019	$31,500
Revolving credit facility, 7.91%, principal payments from November 1, 2018 through October 16, 2019	5,000
Add: accretion of final payment and termination fees	724
Less: unamortized debt issuance costs	(377)
As of the end of the period	$36,847

As of September 30, 2017,  $12,000 and $156 related to the term loan and the revolving credit facility, respectively, were classified as current portion – loans payable.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
Accrued expenses:
Payroll and related expenses	$1,933	$2,321
Professional fees	244	219
Royalty expense	475	71
Interest expense	241	247
Research and development costs	429	364
Unbilled inventories	—	465
Accrued loss on a firm purchase commitment	—	1,983
Milestone	480	17
Other	153	140
Total	$3,955	$5,827

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

The Company achieved a $3,000 milestone during the nine months ended September 30, 2017, which was paid and capitalized as an intangible asset in the first quarter of 2017. As of September 30, 2017, the Company had paid $8,500 in milestone payments since execution of the RaQualia Agreements. During the fourth quarter of 2017, the Company achieved an additional $3,000 milestone related to the RaQualia Agreements, which the Company anticipates will be paid in the fourth quarter of 2017. The Company does not anticipate that any additional milestones will be achieved in the next 12 months.

Elanco

GALLIPRANT

On April 22, 2016, the Company entered into a Collaboration, License, Development and Commercialization Agreement (as amended, the “Collaboration Agreement”) with Elanco pursuant to which the Company granted Elanco rights to develop, manufacture, market and commercialize the Company’s products based on licensed grapiprant rights and technology, including GALLIPRANT (collectively, “Grapiprant Products”). Pursuant to the Collaboration Agreement, Elanco will have exclusive rights globally outside the United States and co-exclusive rights with the Company in the United States during the term of the Collaboration Agreement.

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

The Collaboration Agreement also provides that Elanco will pay the Company royalty payments on a percentage of net sales in the mid-single to low-double digits. The Company is responsible for all development activities required to obtain the first registration or regulatory approval for a Grapiprant Product for use in dogs in each of the European Union (“the EU Product Registration”) and the United States, and Elanco is responsible for all other development activities. First registration for a Grapiprant Product in the United States was achieved before the completion of the Collaboration Agreement. In addition, the Company and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018, in connection with preclinical and clinical trials necessary for any additional registration or regulatory approval of the Grapiprant Products, provided that the Company’s contribution to such development fees and expenses is capped at $7,000 (“R&D Cap”), which was recorded as licensing and collaboration commitment liability in the consolidated balance sheets at September 30, 2017 and December 31, 2016. The Company classified the licensing and collaboration commitment liability as a current liability due to the Company having no control over when R&D Cap expenses will be incurred and the expected timing of R&D Cap expenses being unknown as of September 30, 2017. The licensing and collaboration commitment liability will be reduced in future periods as the related expenses are incurred by Elanco and paid for by the Company. Any remaining balance not paid to Elanco will be recognized as licensing and collaboration revenue on December 31, 2018, when the Company’s obligation to fund 25% of Elanco’s development efforts expires.

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

In September 2017, the Company and Elanco finalized the transfer of the applicable regulatory approvals in the United States and the responsibility for manufacturing of Grapiprant Products to Elanco. In connection with this assumption of manufacturing responsibility, Elanco agreed to compensate the Company $10,832 for certain Grapiprant Product inventories and manufacturing considerations. During the three months ended September 30, 2017, the Company recognized $1,000 of licensing and collaboration revenues and $67 of product sales, as well as  $3,733 in reimbursement of previously incurred inventory costs, which is included in accounts receivable, net as of September 30, 2017, related to the assumption of manufacturing responsibility by Elanco. In addition, the Company believes all residual matters related to the assumption of manufacturing responsibility by Elanco and the sale of remaining GALLIPRANT inventories will be concluded in the fourth quarter of 2017. The Company anticipates it will recognize approximately $6,000 of remaining product sales related to the assumption of manufacturing responsibility by Elanco in the fourth quarter of 2017.

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

10. Common Stock

As of September 30, 2017, there were 42,461,335 shares of the Company’s common stock outstanding, net of 540,464 shares of unvested restricted common stock.

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

Prior to the termination of the Sales Agreement, the Company sold 546,926 Shares for aggregate net proceeds of $2,788 in 2017.

Registered Direct Offering

On May 3, 2017, the Company entered into a Placement Agency Agreement (“PAA”) with Barclays, pursuant to which Barclays agreed to serve as placement agent for an offering of shares of common stock. In conjunction with the PAA, on May 3, 2017, the Company also entered into a Securities Purchase Agreement with certain investors for the sale by the Company of 5,000,000 shares of common stock at a purchase price of $5.25 per share (the “Offering”). The shares of common stock were offered and sold pursuant to the Company’s previously filed and then effective registration statement on Form S-3 (File No. 333-197414) and a related prospectus supplement. The Company agreed to pay Barclays an aggregate fee equal to 6.0% of the gross proceeds received by the Company from the Offering. The Offering closed on May 9, 2017, and the Company received aggregate net proceeds from the Offering of approximately $24,400, after deducting placement agent fees of $1,575 and offering expenses of $273.

Shelf Registration Statement

On August 4, 2017, the Company filed a shelf registration statement on Form S-3 (Reg. No. 333-219681) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Shelf Registration Statement was declared effective by the SEC on August 16, 2017.

The Shelf Registration Statement allows the Company to offer and sell, from time to time, up to $100,000 of common stock, preferred stock, debt securities, warrants, units or any combination of the foregoing in one or more future public offerings. The terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company’s Board of Directors. Any offering of securities covered by the Shelf Registration Statement will be made only by means of a written prospectus and prospectus supplement authorized and filed by the Company.

11. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the nine months ended September 30, 2017, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2016	65,931	$3.73	6.09	$228
Granted	—	—
Exercised	(8,537)	0.40
Forfeited	—	—
Expired	—	—
Outstanding as of September 30, 2017	57,394	$4.22	5.36	$110

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Incentive Award Plan (the “2013 Plan”). For the nine months ended September 30, 2017, the total intrinsic value of options exercised was $53 and the total received from stock option exercises was $3.

2013 Incentive Award Plan

On January 1, 2017, the annual increase in the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of September 30, 2017, there were 1,598,005 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the nine months ended September 30, 2017, was as follows:

			Weighed
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in years)

Outstanding as of December 31, 2016	2,251,518	$12.43	7.78	$2,261
Granted	530,900	7.80
Exercised	(48,947)	3.14
Forfeited	(29,508)	11.23
Expired	(112,023)	18.96
Outstanding as of September 30, 2017	2,591,940	$14.03	7.69	$1,235

For the nine months ended September 30, 2017, the weighted average grant date fair value of stock options granted was $5.15. For the nine months ended September 30, 2017, the total intrinsic value of options exercised was $120 and the total received from stock option exercises was $154.

Activity related to restricted stock under the 2013 Plan for the nine months ended September 30, 2017, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2016	461,463	$8.30
Issued	339,700	7.85
Vested	(249,907)	9.44
Forfeited	(10,792)	7.32
Unvested restricted common stock as of September 30, 2017	540,464	$7.51

For the nine months ended September 30, 2017, the total fair value of restricted common stock vested was $1,810. The Company did not receive cash proceeds for any of the restricted common stock issued during the nine months ended September 30, 2017.

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

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of product sales and inventories	$42	$30	$126	$79
Research and development	229	227	717	856
Selling, general and administrative	1,528	1,831	4,614	5,601
	$1,799	$2,088	$5,457	$6,536

As of  September 30, 2017,  the Company had an aggregate of $5,595 and $3,021 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.29 years and 1.85 years, respectively.

12. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(8,920)	$(13,371)	$(31,912)	$(10,242)
Denominator:
Weighted average shares outstanding, basic and diluted	42,445,553	35,092,686	39,820,573	34,837,169
Net loss per share, basic and diluted	$(0.21)	$(0.38)	$(0.80)	$(0.29)

Stock options for the purchase of 2,649,334 and 2,412,238 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

13. Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended September 30, 2017 and 2016, due to a full valuation allowance recognized against its deferred tax assets.

14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss,  net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2016	$(9,862)	$(9,862)
Foreign currency translation adjustment	2,522	2,522
As of September 30, 2017	$(7,340)	$(7,340)

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

In February 2017, two purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and two of its current officers. Those cases have been consolidated into one purported class action lawsuit under the caption, In re Aratana Therapeutics, Inc. Securities Litigation, Case No. 1:17-cv-00880. The consolidated lawsuit, which was amended in August 2017, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of March 16, 2015 to March 13, 2017. The Company intends to vigorously defend all claims asserted, including by filing a motion to dismiss. Given the early stage of the litigation, at this time a loss is not probable or reasonably estimable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of launch and commercialization of therapeutic candidates, ongoing efforts in preparation for commercialization of therapeutic candidates, beliefs regarding market opportunities for our products and potential success of our therapeutic candidates; the transfer of manufacturing responsibility for GALLIPRANT under the Collaboration Agreement with Elanco; and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets; risks relating to the anticipated discontinuation of BLONTRESS and TACTRESS; effects of stockholder class action lawsuits; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of our credit facility; our substantial dependence upon the commercial success of our therapeutics GALLIPRANT, ENTYCE and NOCITA; development of our biologic therapeutic candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future therapeutic candidates; failure of our therapeutics, and our current or future therapeutic candidates that may obtain regulatory approval to achieve market acceptance or commercial success; effects of product liability lawsuits; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our therapeutic candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional therapeutic candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and collaborators; regulatory restrictions on the marketing of our approved therapeutics and therapeutic candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our approved therapeutics and therapeutic candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the restatement of our financial statements for the year ended December 31, 2013, and the identification of a material weakness in our internal control over financial reporting; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; impacts of generic products; safety or efficacy concerns with respect to our therapeutics; effects of system failures or security breaches; failure to perform under our agreements with Elanco Animal Health, or termination thereof; failure to obtain ownership of issued patents covering our therapeutic candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our therapeutic candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2017, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

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

We have three United States Food and Drug Administration (“FDA”) approved therapeutics including, GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs; ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs; and NOCITA® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs. BLONTRESS® and TACTRESS® are our two canine-specific monoclonal antibody (MAb) therapies that are fully licensed by the United States Department of Agriculture (“USDA”) to aid in the treatment of dogs with B-cell and T-cell lymphoma, respectively, which we plan to discontinue in November 2017 pursuant to our previously communicated rationale (see “Manufacturing and Supply Chain” below for additional information). Our pipeline has multiple therapeutic candidates in development for the potential treatment of pain, management of weight loss, viral diseases, allergy and cancer for dogs and cats.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of September 30, 2017, we had a deficit accumulated since inception of $217.7 million and cash, cash equivalents, restricted cash and short-term investments of $70.7 million.

Business Updates

During the three months ended September 30, 2017, we continued to grow our account base for GALLIPRANT with a majority of accounts reordering. The third quarter of 2017 included sequential increases for both GALLIPRANT product revenues, which we are selling in the United States in collaboration with Eli Lilly and Company, operating on behalf of its Elanco Animal Health division (“Elanco”), and GALLIPRANT licensing and collaboration revenue. Additionally, as of September 22, 2017, pursuant to the Collaboration, License, Development and Commercialization Agreement (the “Collaboration Agreement”), Elanco assumed ownership of regulatory filings and manufacturing responsibility for the applicable products based on licensed grapiprant rights and technology, including GALLIPRANT (collectively, the “Grapiprant Products”). We believe all residual matters related to the assumption by Elanco of manufacturing responsibility for Grapiprant Products will be concluded during the fourth quarter of 2017.

In the third quarter of 2017, for NOCITA, we continued to increase the number of accounts and the penetration within those accounts, with re-order rates continuing to increase compared to the second quarter of 2017.

As of late-October 2017, our third FDA-approved therapeutic, ENTYCE, is commercially available to veterinarians in the United States. ENTYCE is the only FDA-approved therapeutic for appetite stimulation in dogs.

We continued to advance our late-stage pipeline of therapeutic candidates for dogs and cats. Specifically, in October 2017, the AT-003 pivotal field effectiveness study in cats was submitted as part of the effectiveness technical section to the FDA’s Center for Veterinary Medicine (“CVM”) to support the intended NOCITA label expansion. Additionally, VetStem BioPharma Inc., our exclusive license partner responsible for development of AT-016, submitted the chemistry, manufacturing and controls (“CMC”) technical section to CVM in late-October 2017.

Research and Development

The following table identifies the most advanced therapeutic candidates being developed under CVM or the USDA’s Center for Veterinary Biologics (“CVB”) regulations and their current regulatory status:

ENTYCE (capromorelin oral solution) for dogs

ENTYCE was approved by the FDA for appetite stimulation in dogs in 2016. On October 13, 2017, we announced that we received CVM approval of the prior-approval supplement (“PAS”) submission for the transfer and scale-up of manufacturing of ENTYCE, and as of late-October 2017, the therapeutic is commercially available to veterinarians in the United States.

AT-003 (bupivacaine liposome injectable suspension) for cats

In July 2017, we completed an FDA-concurred pivotal field effectiveness study evaluating bupivacaine liposome injectable suspension for post-operative pain management in cats. The multi-center, placebo-controlled, randomized and masked pivotal field effectiveness study evaluated approximately 200 client-owned cats undergoing an elective onychectomy. Results from the study showed bupivacaine liposome injectable suspension met protocol-defined efficacy success criteria, which were statistically significant (p<0.05). The therapeutic candidate was well-tolerated. In October 2017, data from the study was submitted as part of the effectiveness technical section to CVM. We have now submitted all major technical sections to CVM, which if approved, would support the filing of a supplemental New Animal Drug Application (“NADA”) with CVM to expand the NOCITA label to include cats in 2018.

AT-016 (allogeneic adipose-derived stem cells) for dogs

VetStem BioPharma Inc., our exclusive license partner responsible for development of AT-016, an adipose-derived allogeneic stem cell therapeutic candidate for osteoarthritis pain in dogs, submitted the CMC technical section to CVM in late-October 2017.

In addition to United States regulatory and development activities, we also have regulatory and development efforts outside the United States:

AT-001 (grapiprant) for dogs in Europe

Under the Collaboration Agreement, Elanco has exclusive rights to our Grapiprant Products globally outside the United States. We are responsible under the Collaboration Agreement for all development activities required to obtain the first regulatory approval for grapiprant for use in dogs in the European Union (“EU”) and Elanco is responsible for all other development activities. In February 2016, we filed a marketing authorization application with the European Medicines Agency (“EMA”) for grapiprant in dogs in the EU. In cooperation with Elanco, in October 2017, we submitted additional information to the EMA. We continue to anticipate that the EMA will issue a positive opinion for GALLIPRANT in dogs in the EU in late-2017 and marketing authorization in the first half of 2018. We anticipate Elanco and Aratana will make additional EMA regulatory filings in 2018, which if successful, could result in achieving a $4.0 million milestone payment in 2019.

Manufacturing and Supply Chain

We manage third-party manufacturers to supply active pharmaceutical ingredient (“API”), drug product and packaged product for the development and commercialization of our small molecule product candidates. We have chosen to rely on third-party contract manufacturer organizations (“CMOs”) rather than devote resources toward developing or acquiring internal manufacturing facilities.

ENTYCE

On October 13, 2017, we received approval of our PAS from CVM for the transfer and commercial scale-up of the API of ENTYCE, and we made ENTYCE commercially available in late-October 2017. We continue to manufacture additional commercial inventory of ENTYCE and we expect that we will be able to maintain continuous supply of ENTYCE to meet anticipated demand.

GALLIPRANT

GALLIPRANT has been available to customers since January 2017, and as part of the Collaboration Agreement, we agreed to provide the initial commercial supply of GALLIPRANT. In July 2017, Elanco provided us with notice of its intent to assume responsibility for manufacturing of the Grapiprant Products and its intent to assume the regulatory approvals. As of September 22, 2017, Elanco assumed ownership of the NADA and manufacturing responsibility for GALLIPRANT. GALLIPRANT is currently available in 20 mg and 60 mg tablets in a variety of packaging configurations. The 100 mg tablets of GALLIPRANT remain on backorder and with the transfer of manufacturing responsibility, Elanco is responsible for determining when the 100 mg tablets will become commercially available.

BLONTRESS and TACTRESS

As previously disclosed, we believe customer demand does not justify manufacturing additional BLONTRESS or TACTRESS and therefore, we intend to discontinue BLONTRESS and TACTRESS in November 2017. We intend to close our USDA-licensed facility in San Diego by the end of the year, which will result in us no longer holding a USDA establishment license nor the USDA product licenses for BLONTRESS and TACTRESS. We intend to focus our oncology research and development efforts on other therapeutic candidates in our pipeline, including the Live Listeria Vector platform. Notwithstanding the shift in the focus of our research and development efforts, we plan to remain opportunistic with respect to potential development and commercial collaboration opportunities for monoclonal antibodies.

Recent Developments

Shelf Registration Statement

On August 4, 2017, we filed a shelf registration statement on Form S-3 (Reg. No. 333-219681) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Shelf Registration Statement was declared effective by the SEC on August 16, 2017.

The Shelf Registration Statement allows us to offer and sell, from time to time, up to $100.0 million of common stock, preferred stock, debt securities, warrants, units or any combination of the foregoing in one or more future public offerings. The terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company’s Board of Directors. Any offering of securities covered by the Shelf Registration Statement will be made only by means of a written prospectus and prospectus supplement authorized and filed by us.

Amendment to Loan Agreement

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

There have been no material changes to our critical accounting policies through September 30, 2017, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$2,192	$—	NA	$3,899	$38,151	(89.8)%
Product sales	3,971	40	>100.0%	11,217	108	>100.0%
Total revenues	6,163	40	>100.0%	15,116	38,259	(60.5)%
Costs and expenses:
Cost of product sales	3,690	286	>100.0%	10,475	2,046	>100.0%
Royalty expense	441	19	>100.0%	1,117	57	>100.0%
Research and development	3,220	5,334	(39.6)%	11,574	21,386	(45.9)%
Selling, general and administrative	6,910	6,924	(0.2)%	21,323	19,623	8.7%
Amortization of intangible assets	85	91	(6.6)%	235	281	(16.4)%
Impairment of intangible assets	—	—	NA	—	2,780	(100.0)%
Other income (expense):
Interest income	138	116	19.0%	311	276	12.7%
Interest expense	(870)	(859)	1.3%	(2,601)	(2,554)	1.8%
Other expense, net	(5)	(14)	(64.3)%	(14)	(50)	(72.0)%

Revenues

During the three and nine months ended September 30, 2017, total revenues increased and decreased by $6.1 million and $23.1 million, respectively, as compared to the corresponding 2016 periods. The increase in total revenues during the three months ended September 30, 2017, was due to an increase in net product sales of NOCITA and GALLIPRANT inventory sales to Elanco of $3.9 million and an increase of $2.2 million in licensing collaboration revenue from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco GALLIPRANT Agreements”). The decrease in total revenues during the nine months ended September 30, 2017,  was due to  a decrease of $34.3 million in licensing and collaboration revenue from the Elanco GALLIPRANT Agreements, partially offset by an increase of $11.1 million in net product sales primarily due to net sales of GALLIPRANT and NOCITA. Total revenues for the nine months ended September 30, 2016, included $38.0 million of licensing and collaboration revenue recognized from the Elanco GALLIPRANT Agreements. During the three and nine months ended September 30, 2017, product sales consisted of net sales of GALLIPRANT, NOCITA, BLONTRESS and TACTRESS.  GALLIPRANT product sales during the three and nine months ended September 30, 2017, consisted of net sales of finished goods to Elanco under the supply terms of the Collaboration Agreement. NOCITA net sales were $0.7 million and $1.7 million during the three and nine months ended September 30, 2017, respectively, as compared to $0 for each of the corresponding 2016 periods. Since the third quarter of 2016, we believe growth in NOCITA product sales is primarily a result of strong re-order rates, which accounted for more than 85% of NOCITA revenues since the launch in October 2016.

We believe that product sales for the remainder of 2017 will be composed primarily of product sales of NOCITA, GALLIPRANT, and ENTYCE, for which sales began in late-October 2017. We believe NOCITA and ENTYCE product sales in the remainder of 2017 will be dependent on our continuing efforts to commercialize the products. With respect to GALLIPRANT, in September 2017, Elanco assumed all manufacturing responsibilities for GALLIPRANT under the Collaboration Agreement, and we believe the transition of such responsibilities will be completed by December 31, 2017. See “Manufacturing and Supply Chain” above for additional information. Future product sales of GALLIPRANT under the supply terms of the Collaboration Agreement will be limited to the agreed residual inventories sold to Elanco. At this time, we believe customer demand does not justify manufacturing additional BLONTRESS or TACTRESS. Therefore, both therapeutics will no longer be commercially available after mid-November 2017. We believe any future licensing and collaboration revenue in the remainder of 2017 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco GALLIPRANT Agreements.

Cost of product sales

During the three and nine months ended September 30, 2017, cost of product sales increased by $3.4 million and $8.4 million, respectively, as compared to the corresponding 2016 periods. These increases were primarily due to cost of product sales of GALLIPRANT and NOCITA.  During the three and nine months ended September 30, 2017,  we recognized inventory valuation adjustment losses in the amount of $0.3 million and $0.4 million, respectively, from application of lower of cost or market, in cost of product sales. The losses related to GALLIPRANT inventories that were written off. During the three and nine months ended September 30, 2016, we recognized inventory valuation adjustment losses in the amount of $0.1 million and $1.7 million, respectively, from the write-off of TACTRESS inventories and pre-launch GALLIPRANT inventories marked to market due to terms agreed upon in the Collaboration Agreement.

For the remainder of 2017, we anticipate improvement in cost of product sales as a percentage of product revenues as process validation batches of ENTYCE, which were previously written down, are being sold. After all manufacturing responsibilities for GALLIPRANT are transferred and current inventories are sold to Elanco, we believe the cost of product sales as a percentage of overall product revenues will improve as compared to 2017.

Royalty expense

During the three and nine months ended September 30, 2017, royalty expense increased by $0.4 million and $1.1 million, respectively, as compared to the corresponding 2016 periods. The increases were primarily a result of sales of GALLIPRANT and NOCITA. We believe any future royalty expense in the remainder of 2017 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco GALLIPRANT Agreements, and our continuing efforts to commercialize NOCITA and ENTYCE.

Research and development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$2,229	$4,014	(44.5)%	$8,669	$10,802	(19.7)%
Milestones	—	250	(100.0)%	—	6,450	(100.0)%
Personnel costs	835	900	(7.2)%	2,527	3,577	(29.4)%
Other costs	156	170	(8.2)%	378	557	(32.1)%
Total research and development	$3,220	$5,334	(39.6)%	$11,574	$21,386	(45.9)%

During the three and nine months ended September 30, 2017, research and development expense decreased by $2.1 million and $9.8  million, respectively, as compared to the corresponding 2016 periods. The decrease during the three months ended September 30, 2017, was due primarily to a decrease of $1.8 million in contracted development costs, specifically fewer ongoing pivotal programs, and due to the prioritization of spending for ongoing programs, a decrease of $0.3 million in milestone payments and a decrease of $0.1 million in personnel and other costs. The decrease during the nine months ended September 30, 2017, was due primarily to a decrease of $6.5 million in milestone payments, a decrease of $2.1 million in contracted development costs due to the prioritization of spending for ongoing programs, a $1.1 million decrease in personnel costs due to lower headcount in 2017, and a $0.2 million decrease in other costs.

We expect that in the remainder of 2017 our research and development expenses will be primarily related to expanding the label of our approved therapeutics for additional indications and/or species and advancing our AT-016 and AT-018 programs.

Selling, general and administrative

During the three and nine months ended September 30, 2017, selling, general and administrative expense decreased by $14,000 and increased by $1.7 million, respectively, as compared to the corresponding 2016 periods. The increase during the  nine months ended September 30, 2017, was due to an increase of $2.9 million in personnel expenses primarily as a result of higher sales and marketing headcount, partially offset by a decrease of $1.2 million in other expenses due to the substantial completion of the build out of our corporate infrastructure and market preparation. We expect that in the remainder of 2017 our selling, general and administrative expense will remain relatively constant as we have substantially completed the build out of our sales organization and corporate infrastructure in the support of the continued commercialization of NOCITA and ENTYCE.

Impairment of intangible assets

During the nine months ended September 30, 2017, impairment of intangible assets decreased by $2.8 million, as compared to the corresponding 2016 period as there were no intangible asset impairment charges recognized during the nine months ended September 30, 2017. The impairment of intangible assets during the nine months ended September 30, 2016, was related to impairment charges of TACTRESS ($0.6 million) and AT-007 ($2.2 million).

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	September 30, 2017	December 31, 2016	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$68,849	$87,307	(21.1)%
Marketable securities - short-term	1,494	996	50.0%
Total cash, cash equivalents and marketable securities	$70,343	$88,303	(20.3)%
Borrowings:
Loans payable, net	$36,847	$40,188	(8.3)%
Working capital:
Current assets	$90,659	$101,542	(10.7)%
Current liabilities	26,515	34,688	(23.6)%
Total working capital	$64,144	$66,854	(4.1)%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of September 30, 2017, we had an accumulated deficit of $217.7 million and cash, cash equivalents and short-term investments of $70.3 million.

We expect to continue to incur operating losses for the next several years as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we may seek to fund our operations through collaborations and licensing arrangements, as well as public or private equity offerings or further debt (re)financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we may be required to curtail our operations which could include delaying the commercial launch of our therapeutics, discontinuing therapeutic development programs, or granting rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves. As disclosed in Note 7 to our consolidated financial statements, we have a term loan and a revolving credit facility with an aggregate principal balance of $36.5 million as of September 30, 2017. The terms of the loan agreement require us to maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of September 30, 2017, was approximately $18.3 million. If the minimum liquidity is not met, we may be required to repay the loans prior to their scheduled maturity dates. At September 30, 2017, we were in compliance with all financial covenants. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $70.3 million as of September 30, 2017,  will allow us to fund our operations and our debt obligations for at least one year from the issuance of our consolidated financial statements. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations and debt obligations through at least 2018. Our current operating plan contemplates continued growth in sales of GALLIPRANT and market adoption of ENTYCE.

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

Prior to the termination of the Sales Agreement, we sold 546,926 Shares for aggregate net proceeds of approximately $2.8 million in 2017.

Registered Direct Offering

On May 3, 2017, we entered into a Placement Agency Agreement (“PAA”) with Barclays, pursuant to which Barclays agreed to serve as placement agent for an offering of shares of common stock. In conjunction with the PAA, on May 3, 2017, we also entered into a Securities Purchase Agreement with certain investors for the sale by us of 5,000,000 shares of common stock at a purchase price of $5.25 per share (the “Offering”). The shares of common stock were offered and sold pursuant to our previously filed and then effective registration statement on Form S-3 (File No. 333-197414) and a related prospectus supplement. We agreed to pay Barclays an aggregate fee equal to 6.0% of the gross proceeds received by us from the Offering. The Offering closed on May 9, 2017. We received aggregate net proceeds from the Offering of approximately $24.4 million, after deducting placement agent fees of $1.6 million and offering expenses of $0.3 million.

Shelf Registration Statement

On August 4, 2017, we filed a shelf registration statement on Form S-3 (Reg. No. 333-219681) (the “Shelf Registration Statement”) with the Securities and Exchange Commission (“SEC”). The Shelf Registration Statement was declared effective by the SEC on August 16, 2017.

The Shelf Registration Statement allows us to offer and sell, from time to time, up to $100.0 million of common stock, preferred stock, debt securities, warrants, units or any combination of the foregoing in one or more future public offerings. The terms of any future offering would be determined at the time of the offering and would be subject to market conditions and approval by the Company’s Board of Directors. Any offering of securities covered by the Shelf Registration Statement will be made only by means of a written prospectus and prospectus supplement authorized and filed by us.

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

Upon execution of the Loan Agreement, the Borrowers were obligated to pay a facility fee to the Lenders of $0.2 million and an agency fee to the Collateral Agent of $0.1 million. In addition, the Borrowers are or will be obligated to pay a final payment fee equal to 3.30% of such Term Loan being prepaid or repaid with respect to the Term Loan upon the earliest to occur of the Term Loan Maturity Date, the acceleration of any Term Loan or the prepayment of a Term Loan. The Borrowers were obligated to pay a termination fee equal to 3.30% of the highest outstanding amount of the Revolving Line with respect to the Revolving Line upon the earliest to occur of the Prior Revolving Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The Borrowers will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the Revolving Line.

Effective as of July 31, 2017, we amended the Loan Agreement (the “Second Amendment”). The terms of the Second Amendment, among other things, extend the maturity of the Revolving Line to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the Revolving Line beginning November 1, 2018, and provide a six (6) month interest only period for the Term Loan, starting on the date of the Second Amendment.

We are not subject to any new financial covenants as a result of the Second Amendment. At the closing of the Second Amendment, we paid the Lenders an amendment fee of $0.2 million and a facility fee of $0.1 million. We are obligated to pay a new termination fee equal to $0.2 million upon the earliest to occur of the Revolving Line Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The existing termination fee of $0.2 million was due on the original revolving maturity date, October 16, 2017, and was paid on October 17, 2017.

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

The Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of September 30, 2017, was approximately $18.3  million. If the minimum liquidity requirement is not met, the Borrowers may be required to repay the loans prior to their scheduled maturity dates. At September 30, 2017, the Borrowers were in compliance with all financial covenants, including the minimum liquidity covenant.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital at September 30, 2017,  from December 31, 2016, reflects a decrease in total current assets of $10.9 million and a decrease in total current liabilities of $8.2 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories, milestones and selling, general and administrative expenses. The decrease in total current liabilities was primarily a result of payments for GALLIPRANT inventories and a decrease in the current portion of loans payable due to amending payment terms under our Loan Agreement on July 31, 2017.

Cash Flows

A summary of our cash flows for the nine months ended September 30, 2017 and 2016, is as follows:

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
Net cash provided by (used in) operating activities	$(38,528)	$5,248
Net cash provided by (used in) investing activities	$(3,514)	$56,928
Net cash provided by financing activities	$23,554	$11,864

Net cash provided by (used in) operating activities

During the nine months ended September 30, 2017, net cash used in operating activities was $38.5 million. We had a net loss of $31.9 million which includes a non-cash expense for stock-based compensation of $5.5 million, a non-cash depreciation and amortization expense of $0.9 million, a non-cash interest expense of $0.4 million, and market value adjustments to inventories of $0.4 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by licensing and collaboration revenues of $3.9 million from the Elanco GALLIPRANT Agreements and product sales of $11.2 million. Net cash used in operating assets and liabilities was primarily due to a decrease in accounts payable of $4.0 million, a decrease in accrued expenses and other liabilities of $2.4 million, and an increase in accounts receivable of $9.3 million, partially offset by a decrease in inventories of $1.7 million, a decrease in prepaid expenses and other current assets of $0.2 million and a decrease in other assets of $0.1 million. The decrease in accounts payable was primarily related to payments for GALLIPRANT inventories and trade payables. The increase in accounts receivable and the decrease in inventories were primarily related to GALLIPRANT sales. Also, accounts receivable increased due to receivables under the Elanco GALLIPRANT Agreements.

During the nine months ended September 30, 2016, net cash provided by operating activities was $5.2 million. We had a net loss of $10.2 million which includes an adjustment of a non-cash expense for stock-based compensation of $6.5 million, a non-cash depreciation and amortization expense of $0.7 million, a non-cash impairment of intangible assets of $2.8 million, a non-cash interest expense of $0.4 million, and market value adjustments to inventories of $1.6 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by licensing and collaboration revenues of $38.0 million from the Collaboration Agreement. Net cash provided by operating assets and liabilities consisted primarily of an increase in accounts payable of $3.7 million, an increase of $7.0 million in licensing and collaboration commitment under the Collaboration Agreement, partially offset by a decrease in accrued expenses and other liabilities of $0.5 million, an increase in prepaid expenses and other current assets of $0.9 million, and an increase in inventories of $5.8 million.

The increase in inventories was primarily related to GALLIPRANT and ENTYCE pre-launch inventories. The increase in accounts payable was primarily related to ENTYCE inventories and trade payables. The increase in prepaid expenses and other current assets was primarily due to advance payments made for our outsourced research and development activities.

Net cash provided by (used in) investing activities

During the nine months ended September 30, 2017, net cash used in investing activities was $3.5 million, which primarily consisted of a $3.0 million milestone payment for intangible assets for currently marketed products and the purchases of investments of $3.0 million, partially offset by proceeds from the maturities and sales of investments of $2.5 million.

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

Net cash provided by financing activities

During the nine months ended September 30, 2017,  net cash provided by financing activities was $23.6 million. Net cash provided by financing activities consisted of the net proceeds from the issuance of common stock of $27.5 million and proceeds from stock option exercises of $0.2 million, partially offset by $3.5 million of payments on loans payable, $0.3 million of payments for common stock issuance costs and $0.2 million of payments for debt issuance costs.

During the nine months ended September 30, 2016, net cash provided by financing activities was $11.9 million. Net cash provided by financing activities consisted of the net proceeds from issuance of common stock of $12.1 million, partially offset by $0.3 million of payments for common stock issuance costs, and the proceeds of stock option exercises of $0.1 million.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of September 30, 2017, there were no material changes in our contractual obligations since December 31, 2016, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of September 30, 2017, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of September 30, 2017, we have committed to make potential future milestone payments to third parties of up to approximately $108.6 million, of which $77.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $68.9 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of September 30, 2017, such contingencies have not been recorded in our consolidated financial statements, except for $0.5 million due to our former commercial licensee of BLONTRESS.

We anticipate that we may pay approximately $3.6 million and $5.0 million of milestone payments during the remainder of 2017, and the next 12 months, respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and an analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of September 30, 2017 and December 31, 2016, we had non-cancellable open orders for the purchase of inventories of $10.3 million and $17.8 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 14, 2017. As of September 30, 2017, there were no material changes to our market risks or management of such risks since December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2017, two purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company and two of its current officers. Those cases have been consolidated into one purported class action lawsuit under the caption, In re Aratana Therapeutics, Inc. Securities Litigation, Case No. 1:17-cv-00880. The consolidated lawsuit, which was amended in August 2017, asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and is premised on allegedly false and/or misleading statements, and alleged non-disclosure of material facts, regarding the Company’s business, operations, prospects and performance during the proposed class period of March 16, 2015 to March 13, 2017. The Company intends to vigorously defend all claims asserted, including by filing a motion to dismiss. Given the early stage of the litigation, at this time a loss is not probable or reasonably estimable.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

There have been no material changes in the nine months ended September 30, 2017, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

ARATANA THERAPEUTICS, INC.

Date: November 3, 2017	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2017	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)