Form 10-K/A
period 2017-12-31
ARATANA THERAPEUTICS, INC.
filed 2018-04-27
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Aratana Therapeutics, Inc. (the “Company” or “Aratana”) for the year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2018 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2017. At this time, Aratana is filing this Amendment to include Part III information in its Annual Report on Form 10-K because Aratana does not intend to file a definitive proxy statement within 120 days of December 31, 2017.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, Aratana is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Aratana has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

ARATANA THERAPEUTICS, INC.

FORM 10-K/A

For the Year Ended December 31, 2017

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The information concerning the Company’s executive officers and directors is contained in Part I of the Original Filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act (collectively, the “Reporting Persons”) to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2017.

Code of Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We have posted a current copy of the code on our website, www.aratana.com.  In addition, we intend to post on our website all disclosures that are required by law or the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) concerning any amendments to, or waivers from, any provision of the code.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). The members of the Audit Committee are Ms. Brege, Mr. Brinkley and Ms. Raines. Ms. Brege serves as the Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq.  Our Board of Directors has determined that each of Ms. Brege and Ms. Raines is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Item 11.  Executive Compensation

This section discusses the material components of the executive compensation program for our named executive officers and our other executive officer named in the 2017 Summary Compensation Table below.  In 2017, our named executive officers and their positions were as follows:

•	Steven St. Peter, M.D., President and Chief Executive Officer
•	Ernst Heinen, D.V.M., Ph.D., Chief Development Officer
•	Craig A. Tooman, Chief Financial Officer and Treasurer

In addition, we have elected to provide disclosure in this section for Brent Standridge, our Chief Operating Officer, who is not a named executive officer but to whom we refer as a named executive officer in this section for simplicity.

2017 Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2017 and 2016:

Name and Principal Position	Year	Salary	Stock Awards[1]	Option Awards [1]	Non-Equity Incentive Plan Compensation[2]	All Other Compensation [3]	Total
Steven St. Peter, M.D.	2017	$513,000	$1,121,998	$982,434	$213,000	$10,800	$2,841,232
President and CEO	2016	$467,500	$306,150	$337,060	$219,700	$10,600	$1,341,010
Ernst Heinen, D.V.M, Ph.D.	2017	$315,000	$204,510	$199,142	$83,200	$—	$801,852
Chief Development Officer	2016	$302,500	$135,020	$147,464	$99,800	$—	$684,784
Craig A. Tooman	2017	$360,000	$245,412	$238,970	$95,100	$10,800	$950,282
Chief Financial Officer	2016	$350,000	$110,685	$121,131	$114,800	$10,600	$707,216
Brent Standridge	2017	$307,500	$109,072	$106,209	$81,300	$10,800	$614,881
Chief Operating Officer	2016	$150,000	$348,919	$362,285	$49,200	$140,204	$1,050,608

__________________________________

1 Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures.  The assumptions used in the valuation of these awards are discussed in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018.

2 Represents awards earned under our annual Cash Bonus Plan.

3  Amounts shown for Dr. St. Peter,  Mr. Tooman and Mr. Standridge for 2017 represent employer contributions under our 401(k) plan.

Narrative Disclosure to Compensation Tables

Employment Agreements

Steven St. Peter, M.D.

In September 2012, we entered into an employment agreement with Dr. St. Peter to serve as our President and Chief Executive Officer for an unspecified term.  The agreement was amended effective June 26, 2013 in connection with our initial public offering.  The employment agreement, as amended, provides for a cash bonus under our annual cash incentive bonus program, or the Cash Bonus Plan, targeted at 50% of Dr. St. Peter’s annual base salary.  During 2017, the Board of Directors increased Dr. St. Peter’s target bonus opportunity under the Cash Bonus Plan to 55% of his annual base salary.

Under the terms of Dr. St. Peter’s employment agreement, if we terminate his employment without cause or he resigns for good reason, then, subject to his executing a general release of claims, Dr. St. Peter will be entitled to receive 12 months of continued base salary, reimbursement of up to 12 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting of all equity awards which would have vested during the 12 months following his termination had he remained employed with us, provided that if we terminate Dr. St. Peter’s employment without cause after providing him notice that his performance of certain services or activities for other entities is interfering with his performance of duties for us, then Dr. St. Peter shall only be entitled to one-half of these severance benefits.  If we terminate Dr. St. Peter’s employment without cause or he resigns for good reason on account of or within the 12-month period following a change in control, referred to below as the Double-Trigger Period, then in lieu of the foregoing amounts and subject to his executing a general release of claims, Dr. St. Peter will be entitled to receive 150% of the sum of his base salary in effect at the time of termination plus the target cash bonus in effect for the year of termination, paid in equal installments over a period of 18 months, reimbursement of up to 18 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting in full of all outstanding equity awards.  If Dr. St. Peter’s employment is terminated due to his death or disability, he will be entitled to receive accelerated vesting of all equity awards which would have vested during the 12 months following his termination had he remained employed with us.

“Cause” for purposes of Dr. St. Peter’s employment agreement means (i) the conviction of a felony or crime involving moral turpitude or dishonesty, (ii) participation in a fraud against the Company, (iii) willful and material breach of duties, (iv) intentional and material damage to Company property or (v) material breach of his non-disclosure and assignment agreement with the Company, in each case, after a reasonable opportunity (or 30 days with respect to willful and material breach of duties) to cure the condition constituting cause has expired.  “Good reason” means (a) a material diminution in authority, duties or responsibilities, (b) a material change in work location, (c) a material diminution in base compensation or (d) a material breach of the employment agreement which remains uncured for 30 days following receipt of notice.

Dr. St. Peter’s employment agreement contains covenants pursuant to which Dr. St. Peter has agreed not to compete with the Company or solicit Company employees for one year following his termination of employment for any reason, provided that this period is extended to 18 months if Dr. St. Peter’s employment is terminated by us without cause or by him for good reason during the Double-Trigger Period.  The agreement further provides that any payments received by Dr. St. Peter under the employment agreement in connection with a change in control that are subject to excise taxes under Section 4999 of the Internal Revenue Code will be reduced to the extent the reduction results in a greater amount being paid to Dr. St. Peter on an after-tax basis.

Ernst Heinen, D.V.M., Ph.D.

In March 2013, we entered into an employment agreement with Dr. Heinen for an unspecified term.  The agreement was amended effective June 26, 2013 in connection with our initial public offering.  The employment agreement, as amended, provides for a bonus under the Cash Bonus Plan targeted at 35% of Dr. Heinen’s base salary.

Under the terms of Dr. Heinen’s employment agreement, if we terminate his employment without cause or he resigns for good reason, then, subject to his executing a general release of claims, Dr. Heinen will be entitled to receive six months of continued base salary and reimbursement for up to six months of insurance premiums for continuation coverage under our group health plans, provided that if the termination occurs during the Double-Trigger Period, Dr. Heinen will instead be entitled to receive 12 months of continued base salary, reimbursement for up to 12 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting in full of all outstanding equity awards.  If Dr. Heinen’s employment is terminated due to his death or disability, he will be entitled to receive accelerated vesting of all equity awards which would have vested during the 12 months following his termination had he remained employed with us.

The terms “cause” and “good reason” have substantially the same definition in Dr. Heinen’s employment agreement as in Dr. St. Peter’s employment agreement.

Dr. Heinen’s employment agreement contains covenants pursuant to which Dr. Heinen has agreed not to compete with the Company for six months or solicit Company employees for one year following his termination of employment for any reason.  The agreement further provides that any payments received by Dr. Heinen under the employment agreement in connection with a change in control which are subject to excise taxes under Section 4999 of the Internal Revenue Code will be reduced to the extent the reduction results in a greater amount being paid to Dr. Heinen on an after-tax basis.

Craig A. Tooman

In November 2013, we entered into an employment agreement with Mr. Tooman to serve as our Chief Financial Officer for an unspecified term.  Mr. Tooman’s employment agreement provides for a bonus under the Cash Bonus Plan targeted at 35% of Mr. Tooman’s annual base salary.

Under the terms of Mr. Tooman’s employment agreement, if we terminate his employment without cause or he resigns for good reason, then, subject to his executing a general release of claims, Mr. Tooman will be entitled to receive six months of continued base salary and reimbursement of up to six months of insurance premiums for continuation coverage under our group health plans, provided that if the termination occurs during the Double-Trigger Period, Mr. Tooman will instead be entitled to receive 12 months of continued base salary, reimbursement of up to 12 months of insurance premiums for continuation coverage under our group health plans and accelerated vesting in full of all outstanding equity awards.  If Mr. Tooman’s employment is terminated due to his death or disability, he will be entitled to receive accelerated vesting of all equity awards which would have vested during the 12 months following his termination had he remained employed with us.

The terms “cause” and “good reason” have substantially the same definition in Mr. Tooman’s employment agreement as in Dr. St. Peter’s employment agreement.

Mr. Tooman’s employment agreement contains covenants pursuant to which Mr. Tooman has agreed not to compete with the Company for six months or solicit Company employees for one year following his termination of employment for any reason.  The agreement further provides that any payments received by Mr. Tooman under the employment agreement in connection with a change in control which are subject to excise taxes under Section 4999 of the Internal Revenue Code will be reduced to the extent the reduction results in a greater amount being paid to Mr. Tooman on an after-tax basis.

Brent Standridge

On June 24, 2016, we entered into an employment agreement with Mr. Standridge to serve as our Chief Operating Officer for an unspecified term. The employment agreement provides for a cash bonus under the Cash Bonus Plan targeted at 35% of Mr. Standridge’s base salary.

Under the terms of Mr. Standridge’s employment agreement, if we terminate his employment without cause or he resigns for good reason, then, subject to his executing a general release of claims, he will be entitled to receive six months of continued base salary and reimbursement for up to six months of continuation coverage under our group health plans, provided that if the termination occurs during the Double-Trigger Period, Mr. Standridge will instead be entitled to receive 12 months of continued base salary and reimbursement for up to 12 months of insurance premiums for continuation coverage under our group health plans and, in addition, accelerated vesting in full of all outstanding equity awards. If Mr. Standridge’s employment is terminated due to his death or disability, he will be entitled to receive accelerated vesting of all equity awards which would have vested during the 12 months following his termination had he remained employed with us.

The terms “cause” and “good reason” have substantially the same definition in Mr. Standridge’s employment agreement as in Dr. St. Peter’s employment agreement.

Mr. Standridge’s employment agreement contains covenants pursuant to which Mr. Standridge has agreed not to compete with the Company for six months or solicit Company employees for one year following his termination of employment for any reason. The agreement further provides that any payments received by Mr. Standridge under the employment agreement in connection with a change in control which are subject to excise taxes under Section 4999 of the Internal Revenue Code will be reduced to the extent the reduction results in a greater amount being paid to Mr. Standridge on an after-tax basis.

Base Salaries

We pay our named executive officers a base salary to compensate them for the satisfactory performance of services rendered to our Company.  The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.  Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

In January 2017, the Compensation Committee reviewed executive officer compensation and determined that increases in the base salaries of our named executive officers were appropriate.  As part of its review, the Compensation Committee considered an analysis of market compensation provided by Radford.  Effective January 1, 2017, our Board of Directors, after considering the recommendation of the Compensation Committee, approved an increase in Dr. St. Peter’s base salary from $467,500 to $513,000 to maintain his base salary at a market competitive level.  Also, effective January 1, 2017, our Compensation Committee approved increases in the base salaries of Mr. Tooman to $360,000 (from $350,000), Dr. Heinen to $315,000 (from $302,500) and Mr. Standridge to $307,500 (from $300,000) in recognition of their efforts and to maintain their base salaries at market competitive levels.

2017 Cash Bonus Plan

All named executive officers are eligible to participate in our discretionary Cash Bonus Plan.  For each named executive officer, bonuses under the Cash Bonus Plan are generally determined by multiplying (a) base salary, by (b) target cash bonus percentage, by (c) the level of achievement of Company performance objectives and, in prior years, for each named executive officer other than Dr. St. Peter, individual performance objectives were also factored when determining cash bonuses under the Cash Bonus Plan.  However, during 2017, the Compensation Committee and the Board of Directors decided that for each named executive officer, the achievement of their 2017 bonus would be weighted 100% on corporate objectives.

The Board of Directors reserves discretion to adjust bonuses for our named executive officers based on its own evaluations and recommendations of our Compensation Committee. The named executive officers’ employment agreements establish their target annual cash bonuses, expressed as a percentage of base salary, as described above in the section titled “—Employment Agreements.”

Corporate objectives for the 2017 Cash Bonus Plan were approved in January 2017 by our Board of Directors in consultation with management and based on recommendations by our Compensation Committee.  The 2017 goals (and their relative weighting) generally related to successful commercial launch of multiple products (40%), achievement of desired clinical and regulatory outcomes (20%), optimization of commercial manufacturing (17.5%), successful business and corporate development initiatives (10%), optimization of financial resources (7.5%) and extension of organizational capabilities and competencies (5%).    In January 2018, the Compensation Committee determined, in consultation with management, that the Company’s percentage achievement of corporate objectives under the 2017 Cash Bonus Plan was 75.5% and, recommended bonuses for our named executive officers to the Board for approval.  The actual award granted to each named executive officer under the 2017 Cash Bonus Plan is set forth in our 2017 Summary Compensation Table above.

Equity Compensation

We offer stock options and restricted stock awards to our employees, including the named executive officers, as the long-term incentive component of our compensation program.  We typically grant equity awards to new hires upon their commencing employment with us and from time to time thereafter.  Our stock options allow employees to purchase shares of our common stock at a price per share equal to the fair market value of our common stock on the date of grant and may or may not be intended to qualify as “incentive stock options” for U.S. federal income tax purposes.  Generally, the stock options we grant vest as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months, subject to the employee’s continued employment with us on the vesting date.

We also grant restricted stock awards to our employees consisting of shares of our common stock which are subject to forfeiture at the time the employee’s service with us terminates.  Generally, these forfeiture restrictions lapse over a number of years in accordance with time-based vesting schedules designed to encourage the recipient’s continued employment.

Stock options and restricted stock awards granted to our named executive officers may be subject to accelerated vesting in certain circumstances.  For additional discussion, please see “—Employment Agreements” above and “—Other Elements of Compensation—Change in Control Benefits” below.

The following table sets forth the number of options and restricted shares granted to our named executive officers in 2017:

Named Executive Officer	Number of Options (#)	Number of Restricted Shares (#)
Steven St. Peter, M.D.	185,000	139,900
Ernst Heinen, D.V.M., Ph.D.	37,500	25,500
Craig A. Tooman	45,000	30,600
Brent Standridge	20,000	13,600

__________________________________

These stock option awards vest according to our standard stock option vesting schedule described above.  The restricted stock awards for our named executive officers vest in equal quarterly installments over three years following the date of grant, subject to the named executive officer’s continued employment with us through each vesting date, provided that if the named executive officer’s employment with us terminates for a reason other than cause or due to the named executive officer’s resignation without good reason, a prorated portion of the shares otherwise scheduled to vest on the next scheduled vesting date will vest, with the proration based on the number of whole months elapsed since the vesting date immediately preceding the employment termination date.

Other Elements of Compensation

Retirement Plans

We maintain a 401(k) retirement savings plan that allows eligible employees to defer a portion of their compensation, within limits prescribed by the Internal Revenue Code, on a pre-tax basis through contributions to the plan.  Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees generally.  Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage, and these matching contributions are fully vested as of the date on which the contribution is made.  We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Our named executive officers are eligible to participate in our health and welfare plans to the same extent as all full-time employees generally.  We do not generally provide our named executive officers with perquisites or other personal benefits, although we have on occasion reimbursed moving expenses for named executive officers who relocate in connection with performing services for us.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation paid or provided by our Company.

Change in Control Benefits

As described above in the section titled “—Employment Agreements,” our named executive officers may become entitled to enhanced severance benefits upon a qualifying termination of employment that occurs in connection with a change in control of our Company.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2017.

	Option Awards							Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)[5]
Steven St. Peter, M.D.	6/26/2013	125,421		—		6.00	6/26/2023	—		—
	1/13/2014	220,312		4,688	[1]	18.42	1/12/2024	—		—
	1/29/2015	91,145		33,855	[1]	17.18	1/28/2025	28,634	[4]	150,615
	1/22/2016	3,333		83,334	[1]	3.14	1/21/2026	40,625	[3]	213,688
	1/13/2017	—		185,000	[1]	8.02	1/12/2027	104,925	[3]	551,906
Ernst Heinen, D.V.M., Ph.D.	6/26/2013	30,084		—		6.00	6/26/2023	—		—
	1/13/2014	48,958		1,042	[1]	18.42	1/12/2024	—		—
	1/29/2015	18,229		6,771	[1]	17.18	1/28/2025	5,734	[4]	30,161
	1/22/2016	33,541		36,459	[1]	3.14	1/21/2026	17,917	[3]	94,243
	1/13/2017	—		37,500	[1]	8.02	1/12/2027	19,125	[3]	100,598
Craig A. Tooman	8/2/2012	15,042	[2]	—		0.40	8/2/2022	—		—
	4/17/2013	6,016	[2]	—		5.57	4/16/2023	—		—
	11/8/2013	90,450		—		21.14	11/7/2023	—		—
	1/13/2014	24,479		521	[1]	18.42	1/12/2024	—		—
	1/29/2015	23,697		8,803	[1]	17.18	1/28/2025	7,434	[4]	39,103
	1/22/2016	25,552		29,948	[1]	3.14	1/21/2026	14,688	[3]	77,259
	1/13/2017	—		45,000	[1]	8.02	1/12/2027	22,950	[3]	120,717
Brent Standridge	7/1/2016	29,513		53,820	[1]	6.46	6/30/2026	27,778	[4]	146,112
	1/13/2017	—		20,000	[1]	8.02	1/12/2027	10,200	[3]	53,652

__________________________________

1 The option vests and becomes exercisable as to 25% of the total number of option shares on the first anniversary of the date of grant and in equal monthly installments over the ensuing 36 months.

2 The option was granted to Mr. Tooman as compensation for his services as a director prior to becoming an employee in November 2013.

3 The restricted stock vests in equal quarterly installments over three years following the date of grant, as described in “—Equity Compensation” above.

4 The restricted stock vests in equal annual installments on the first three anniversaries of the date of grant.

5 Determined by multiplying the number of unvested shares by $5.26, the closing price of our common stock on December 29,  2017.

Prohibitions on Hedging and Pledging of Company Stock

Our Insider Trading Policy prohibits hedging or monetization transactions, such as zero-cost collars and forward sale contracts, which allow officers, directors or employees to continue to own the Company’s securities, but without the full risks and rewards of ownership.  In addition, our Insider Trading Policy prohibits purchases of our securities on margin and pledging our securities as collateral to secure a loan. The prohibition on pledging does not apply to any broker-assisted cashless exercise of equity awards.

Director Compensation

Our director compensation program is intended to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.  Directors who are also employees of our Company do not receive compensation for their service on our Board of Directors.

Under our director compensation program, non-employee directors receive a cash retainer for service on the Board of Directors and for service on each committee of which the director is a member.  The Chairperson of the Board and of each committee receives a higher retainer for such service.  Cash retainers are payable quarterly in arrears and prorated for any partial year of service.  The fees paid to non-employee directors for service on the Board of Directors and for service on each committee of the Board of Directors on which the director is a member are as follows:

Name	Member Annual Fee	Chairman Additional Annual Fee
Board of Directors	$35,000	$25,000
Audit Committee	$7,500	$7,500
Compensation Committee	$5,000	$5,000
Nominating and Corporate Governance Committee	$3,500	$4,000

We also continue to reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board of Directors and committee meetings.

In addition, under our director compensation program, each non-employee director elected to our Board of Directors receives an option to purchase 30,000 shares of our common stock upon commencing service on the Board.  These options vest in equal annual installments over a four-year period measured from the date of grant, subject to full accelerated vesting upon a change in control of our Company.  Further, on the date of each annual meeting of stockholders, each non-employee director that has served on our Board of Directors for at least six months and will continue to serve immediately following such meeting receives an option to purchase 7,500 shares of our common stock and 4,500 shares of restricted stock.  These awards vest in full on the earlier of (a) the first anniversary of the date of grant and (b) the day immediately preceding the next annual meeting of stockholders following the date of grant, subject to accelerated vesting upon a change in control of our Company.    All options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth information regarding the compensation of our non-employee directors earned during 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)[1]	Option Awards ($)[1]	Total ($)
Robert "Rip" B. Gerber, Jr.	38,500	30,780	33,650	102,930
John Vander Vort, Esq.	42,500	30,780	33,650	106,930
Wendy L. Yarno	65,000	30,780	33,650	129,430
David Brinkley	47,500	30,780	33,650	111,930
Laura A. Brege	50,000	30,780	33,650	114,430
Robert P. Roche, Jr.	45,000	30,780	33,650	109,430
Irvine "Irv" O. Hockaday, Jr., Esq.	38,500	30,780	33,650	102,930
Merilee Raines	42,500	30,780	33,650	106,930

__________________________________

1 Amounts represent the aggregate grant date fair value of awards computed in accordance with ASC Topic 718, excluding the effects of any estimated forfeitures.  The assumptions used in the valuation of these awards are discussed in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018.  The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held by each non-employee director as of December 31, 2017.

Name	Options Outstanding at Fiscal Year End (#)	Unvested Restricted Shares Outstanding at Fiscal Year End (#)
Robert "Rip" B. Gerber, Jr.	39,011	4,500
John Vander Vort, Esq.	48,237	4,500
Wendy L. Yarno	48,237	4,500
David Brinkley	38,237	4,500
Laura A. Brege	38,237	4,500
Robert P. Roche, Jr.	45,000	4,500
Irvine "Irv" O. Hockaday, Jr., Esq.	45,000	4,500
Merilee Raines	38,237	4,500

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2017, David L. Brinkley, Robert P. Roche, Jr. and Wendy L. Yarno served as members of our Compensation Committee. No member of our Compensation Committee during 2017 is or was our current or former officer or employee.  During 2017, none of our executive officers served as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options Warrants and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders[1]	2,614,537	[2]	11.29	[3]	1,608,667
Equity compensation plans not approved by security holders	—		—		—
Total	2,614,537		11.29		1,608,667

__________________________________

1 Consists of the 2010 Equity Incentive Plan (the “2010 Plan”) and the 2013 Incentive Award Plan (the “2013 Plan”).

2 Includes 57,394 outstanding options to purchase stock under the 2010 Plan and 2,557,143 outstanding options to purchase stock under the 2013 Plan. As of June 26, 2013, in connection with our initial public offering, no further grants are made under the 2010 Plan.

3 As of December 31, 2017, the weighted-average exercise price of outstanding options under the 2010 Plan was $4.22 and the weighted-average exercise price of outstanding options under the 2013 Plan was $11.45.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of April 1, 2018, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.  Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power.  Applicable percentage ownership is based on 46,843,534 shares of Common Stock outstanding as of April 1, 2018.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of April 1, 2018 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 11400 Tomahawk Creek Parkway, Suite 340, Leawood, Kansas 66211.  We believe, based on information provided to us that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number	Percentage
5% or Greater Stockholders
Franklin Resources, Inc.[1]	5,940,402	12.7%
Broadfin Capital, LLC and affiliated entities[2]	4,294,426	9.2%
BlackRock, Inc.[3]	3,064,115	6.5%
Executive Officers and Directors
Laura A. Brege[4]	39,737	*
David L. Brinkley[5]	39,737	*
Robert “Rip” B. Gerber, Jr.[6]	55,553	*
Ernst Heinen, D.V.M., Ph.D.[7]	324,944	*
Irvine “Irv” O. Hockaday, Jr., Esq.[8]	106,485	*
Merilee Raines[9]	39,737	*
Robert P. Roche, Jr.[10]	41,500	*
Brent Standridge[11]	154,827	*
Steven St. Peter, M.D12	1,295,509	2.7%
Craig A. Tooman[13]	324,856	*
John Vander Vort, Esq[14]	74,737	*
Wendy L. Yarno[15]	49,737	*
All executive officers and directors as a group (12 persons)	2,547,359	5.3%

*Less than one percent.

1 Based solely on a Schedule 13G/A filed with the SEC on February 5, 2018 by Franklin Resources, Inc. (“Franklin Resources”), Charles B. Johnson, Rupert H. Johnson, Jr. and Franklin Advisers, Inc. (the “Reporting Persons”). Franklin Advisors, Inc. is an investment management subsidiary of Franklin Resources, Inc. Charles B. Johnson and Rupert H. Johnson, Jr. are the principal stockholders of Franklin Resources, Inc. According to the Schedule 13G, Franklin Resources, Charles B. Johnson and Rupert H. Johnson, Jr. may be deemed to beneficially own all of the shares of Common Stock. Franklin Advisers, Inc. has sole voting and dispositive power over 5,881,897 shares of Common Stock. The address of the Reporting Persons is One Franklin Parkway, San Mateo, CA 94403‑1906.

2 Based solely on a Schedule 13G/A filed with the SEC on February 13, 2018, Broadfin Capital, LLC Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler (together, “Broadfin”) have shared voting and dispositive power over all shares of Common Stock. The address for Broadfin is Broadfin Capital, LLC, 300 Park Avenue, 25th Floor, New York, New York 10022.

3 Based solely on a Schedule 13G/A filed with the SEC on January 29, 2018, BlackRock, Inc. has sole voting power over 3,017,041 shares of Common Stock and sole dispositive power over all shares of Common Stock. The shares were acquired by the following subsidiaries of BlackRock, Inc.: BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, Blackrock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A. and BlackRock Investment Management, LLC. The address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10055.

4 Consists of (i) 4,500 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (iii) 30,737 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

5 Consists of (i) 4,500 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (ii) 30,737 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

6  Consists of (i) 19,542 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (iii) 31,511 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

7 Consists of (i) 99,660 shares of Common Stock held directly, (ii) 71,034 shares of restricted stock, 9,017 of which will be vested within 60 days of April 1, 2018 and (iii) 154,250 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

8 Consists of (i) 69,485 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (iii) 32,500 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

9 Consists of (i) 4,500 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (ii) 30,737 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

10 Consists of (i) 4,500 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (ii) 32,500 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

11 Consists of (i) 33,422 shares of Common Stock held directly, (ii) 76,545 shares of restricted stock, 4,441 of which will be vested within 60 days of April 1, 2018 and (iii) 44,860 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

12 Represents (i) 410,892 shares of Common Stock held directly, (ii) 86,997 shares of Common Stock held by Vie Venture LLC, a Delaware limited liability company of which Dr. St. Peter is the sole manager, (iii) 261,367 shares of restricted stock, 31,083 of which will be vested within 60 days of April 1, 2018 and (iv) 536,253 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

13 Consists of (i) 42,874 shares of Common Stock held directly, (ii) 71,850 shares of restricted stock, 8,795 of which will be vested within 60 days of April 1, 2018 and (iii) 210,132 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

14 Consists of (i) 29,500 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (iii) 40,737 shares of Common Stock issuable upon exercise of an option that is exercisable within 60 days of April 1, 2018.

15 Consists of (i) 4,500 shares of Common Stock held directly, (ii) 4,500 shares of restricted stock, all of which will be unvested within 60 days of April 1, 2018 and (ii) 40,737 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of April 1, 2018.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions.  This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest.  In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction.  The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock.

Employment Agreements

We have entered into employment agreements with our named executive officers.  For more information regarding these agreements, see Item 11. Executive Compensation—Narrative Disclosure to Compensation Tables—Employment Agreements.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers.  These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Director Independence

All of our directors, other than Steven St. Peter, M.D., qualify as “independent” in accordance with the listing requirements of Nasdaq.  The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.  In addition, as required by Nasdaq rules, our Board of Directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, our Board of Directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.  Dr. St. Peter is not independent because he is the President and Chief Executive Officer of Aratana.  There are no family relationships among any of our directors or executive officers.

Item 14.  Principal Accounting Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2017	2016
Audit Fees	$629,007	$592,802
All Other Fees	2,782	2,970
Total Fees	$631,789	$595,772

Audit Fees

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the unaudited interim financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.

All Other Fees

All other fees comprise fees for access to the PricewaterhouseCoopers LLP on-line accounting research database. These fees were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals.  Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval.  For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  All such factors will be considered as a whole, and no one factor should necessarily be determinative.  On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approval from the Audit Committee.  The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(b) Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

BY:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer

Date: April 27, 2018