Form 10-Q
period 2018-03-31
ARATANA THERAPEUTICS, INC.
filed 2018-05-04
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of April 30, 2018, there were 46,844,907 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$66,427	$66,868
Short-term investments	498	747
Accounts receivable, net	2,438	2,406
Inventories	13,952	13,576
Prepaid expenses and other current assets	1,263	1,642
Total current assets	84,578	85,239
Property and equipment, net	1,047	1,166
Goodwill	41,683	41,295
Intangible assets, net	6,486	6,616
Restricted cash	350	350
Other long-term assets	528	526
Total assets	$134,672	$135,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,929	$7,451
Accrued expenses and other current liabilities	2,875	3,712
Licensing and collaboration commitment	200	7,000
Current portion – loans payable	20,083	17,333
Total current liabilities	25,087	35,496
Loans payable, net	13,882	19,492
Other long-term liabilities	67	70
Total liabilities	39,036	55,058
Commitments and contingencies (Notes 5 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2018 and December 31, 2017, and 46,033,850 and 42,532,725 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	46	43
Treasury stock, at cost; 89,604 and 80,916 shares at March 31, 2018 and December 31, 2017, respectively	(1,149)	(1,107)
Additional paid-in capital	338,483	321,599
Accumulated deficit	(235,064)	(233,316)
Accumulated other comprehensive loss	(6,680)	(7,085)
Total stockholders’ equity	95,636	80,134
Total liabilities and stockholders’ equity	$134,672	$135,192

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Licensing and collaboration revenue	$1,706	$903
Product sales	2,337	2,892
Total revenues	4,043	3,795
Costs and expenses
Cost of product sales	536	3,094
Royalty expense	806	323
Research and development	2,205	4,654
Selling, general and administrative	7,699	7,495
Amortization of intangible assets	130	64
In-process research and development	500	—
Total costs and expenses	11,876	15,630
Loss from operations	(7,833)	(11,835)
Other income (expense)
Interest income	141	85
Interest expense	(853)	(860)
Other expense, net	(3)	(2)
Total other expense	(715)	(777)
Net loss	$(8,548)	$(12,612)
Net loss per share, basic and diluted	$(0.19)	$(0.34)
Weighted average shares outstanding, basic and diluted	44,788,068	36,711,601

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(8,548)	$(12,612)
Other comprehensive income:
Foreign currency translation adjustment	405	299
Other comprehensive income	405	299
Comprehensive loss	$(8,143)	$(12,313)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated  Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(8,548)	$(12,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,384	1,814
Depreciation and amortization expense	249	392
Non-cash interest expense	140	119
Changes in operating assets and liabilities:
Accounts receivable, net	(32)	(3,452)
Inventories	(376)	2,075
Prepaid expenses and other current assets	360	706
Other assets	10	33
Accounts payable	(5,561)	(6,222)
Accrued expenses and other liabilities	(840)	(1,289)
Net cash used in operating activities	(13,214)	(18,436)
Cash flows from investing activities
Milestone payments for intangible assets	—	(3,000)
Purchase of investments	(498)	(494)
Proceeds from maturities and sales of investments	747	996
Net cash provided by (used in) investing activities	249	(2,498)
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(42)	(11)
Proceeds from stock option exercises	5	6
Proceeds from issuance of common stock, net of commission	15,614	1,223
Payments for common stock issuance costs	(57)	(67)
Payments on loans payable	(3,000)	—
Net cash provided by financing activities	12,520	1,151
Effect of exchange rate on cash	4	5
Net decrease in cash, cash equivalents and restricted cash	(441)	(19,778)
Cash, cash equivalents and restricted cash, beginning of period	67,218	87,657
Cash, cash equivalents and restricted cash, end of period	$66,777	$67,879
Supplemental disclosure of cash flow information
Cash paid for interest	$728	$733
Supplemental disclosure of noncash investing and financing activities:
Unpaid common stock issuance costs included in accounts payable	$38	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2017 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2018 (“2017 Annual Report”). In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $235,064 as of March 31, 2018. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments at March 31, 2018, will be sufficient to fund operations and debt obligations at least through June 30, 2019.

As disclosed in Note 8 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal balance of $33,500 as of March 31, 2018. The loan agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of March 31, 2018, was approximately $26,950. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to their scheduled maturity dates. At March 31, 2018, the Company was in compliance with all financial covenants.

The Company expects an increase in its investment related to commercial activities, including procuring of inventories needed to supply the marketplace, investing to further support adoption and awareness of the Company’s marketed products and payment of milestones related to approval and commencement of commercial sales. This will impact the minimum liquidity that needs to be maintained under the loan agreement. As a result, the Company will need additional capital to fund its operations and debt obligations beyond June 30, 2019, which the Company may obtain from corporate collaborations and licensing arrangements, or other sources, such as public or private equity offerings and further debt (re)financings. The future viability of the Company beyond June 30, 2019, is dependent on its ability to raise additional capital to finance its operations, to fund on-going research and development costs, commercialization of its therapeutics and therapeutic candidates and to satisfy debt covenants. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, the Company would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that it would otherwise prefer to develop and market itself, which could otherwise adversely affect its business prospects. The Company’s failure to raise capital, as and when needed, would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for it to perform the research and development and commercial activities required to generate future revenue streams.

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

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective transition method. Prior to January 1, 2018, the Company recognized revenue using the guidance of ASC 605 “Revenue Recognition” (“ASC 605”).

The Company recognizes revenue when its customer obtains control of the promised goods or services, in an amount that reflects the consideration which the Company expects to be entitled to in exchange for those goods or services.

The Company determines revenue recognition from contracts with customers as follows:

•	identify the contract(s);
•	identify the performance obligations in the contract(s);
•	determine the transaction price;
•	allocate the transaction price to the performance obligations in the contract; and
•	recognize revenue when (or as) the Company satisfies a performance obligation.

The Company’s principal revenue streams and their respective accounting treatments are discussed below and further in Note 2, “Revenue”:

(i)	Product Sales, Net

The Company sells its products to its customers who could either be the end users (such as veterinarians, clinics, or animal hospitals) of the product or distributors who subsequently resell the Company’s products to end users.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, upon delivery to the customer. The Company’s delivery of its products to customers constitutes a single performance obligation as there are no other promises to deliver goods or services beyond what is specified in each accepted customer order.

Product sales are recorded net of applicable reserves for variable consideration, including product returns, allowances, discounts, and rebates.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. Components of variable consideration include product returns, allowances, discounts, and rebates. These reserves, as detailed below, are based on the amounts earned, or to be claimed on the related sales, and are classified as reductions of accounts receivable (generally, for credits that the Company issues for free goods provided by distributors to end customers in conjunction with promotional programs) or a current liability (generally, reserves for products that remained in the distribution channel inventories at each reporting period end that the Company expects the distributors will provide to end customers free of charge in conjunction with promotional programs). These estimates take into consideration a range of possible outcomes for the expected value (probability-weighted estimate) or relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which it is entitled based on the terms of the respective underlying contracts.

The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with the industry practice, the Company generally offers customers a limited right of return of damaged or expired product that has been purchased from the Company or the Company’s distributors in exchange for an unexpired product. Exchanges due to expiry are typically allowed for a period of six months after the product’s expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records these estimates as a reduction of product revenues in the period the related product revenues are recognized, as well as within accrued expenses and other current liabilities, net in the consolidated balances sheets. The Company currently estimates product return liabilities using available industry data, its own sales data and data provided by the Company’s distributors such as the inventories remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of its products in future periods will be minimal. The Company does not record a return asset associated with the returned damaged or expired goods due to such asset is deemed to be fully impaired at the time of product return.

Sales Discounts and Allowances

The Company compensates its distributors for sales order management, data and distribution and other services through sales discounts and allowances. However, such services are not distinct from the Company’s sale of products to distributors and, therefore, these discounts and allowances are recorded as a reduction of revenue in the statements of operations, as well as a reduction to accounts receivable, net in the consolidated balance sheets.

(ii)	Licensing and Collaboration Revenues

Revenues derived from product out-licensing arrangements typically consist of an initial non-refundable, up-front payment at inception of the license, subsequent milestone payments contingent on the achievement of certain regulatory, development and commercial milestones, and royalties on the net sales of the Company’s products.

Licenses of Intellectual Property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the contract, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestones

Revenues from achievement of milestones generally represent a form of variable consideration as the payments are likely to be contingent on the occurrence of future events. The Company estimates milestones probable to be achieved and includes in the transaction price based on either the expected value (probability-weighted estimate) or most likely amount approach. The most likely amount is used by the Company for milestone payments with a binary outcome (i.e., the Company receives all or none of the milestone payment). Milestone payments that are not within the control of the Company or the customer, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The estimated milestone-related variable consideration is only recognized as revenue when the related performance obligation is satisfied and the Company determines that it is probable that there will not be a significant reversal of cumulative revenue recognized in future periods (i.e. variable consideration constraint). At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect licensing and collaboration revenues and earnings in the period of adjustment.

For milestones not able to overcome the variable consideration constraint, not considered probable or that are determined to be sales-or usage royalties, as described later, the Company recognizes revenue when the milestones are achieved.

Sales-Based Royalty Revenue

The Company’s sales-based royalty revenue could consist of sales-based milestones or percentage of net sales royalties. The Company recognizes sales-based royalties related to the Company’s out-licensed intellectual property when (or as) the later of the following events occurs:

•	the sale occurs; or
•	the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Sales-based royalties revenues recorded by the Company are based on the licensee’s or sub-licensee’s sales that occurred during the relevant period. Differences between actual and estimated royalty revenues are adjusted in the period in which they become known, typically in the following quarter. If the Company is unable to reasonably estimate royalty revenue or does not have access to the information, then the Company records royalty revenue when the information needed for a reliable estimate becomes available. Royalty revenue is included in licensing and collaboration revenue in the consolidated statements of operations.

The Company recognizes revenue from sales-based milestones when the milestones are achieved.

Property and Equipment, Net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,310 and $1,188, as of March 31, 2018 and December 31, 2017, respectively.

New Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on recognizing revenue in contracts with customers. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This guidance superseded the revenue recognition requirements in topic, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018. The impact of adoption is described further in Note 2, “Revenue.”

Leases

In February 2016, the FASB issued guidance that requires, for operating leases, a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a modified retrospective transition. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements. The Company currently expects that its operating lease commitments will be subject to the new guidance which will result in recognition of operating lease liabilities and right-of-use assets in the consolidated balance sheets upon the adoption of the new guidance. However, the Company’s assessment of the impact of adoption is still ongoing.

Compensation – Stock Compensation

In May 2017, the FASB issued guidance on determining which changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on its consolidated financial statements.

2.  Revenue

Adoption of ASC 606

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC 605.

The Company recorded a net reduction of $6,800, net of $0 tax, to the opening balance of accumulated deficit within stockholders’ equity, and a corresponding reduction to licensing and collaboration commitment as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact solely related to the Company’s variable consideration within its licensing and collaboration agreement with Elanco Animal Health, Inc., a division of Eli Lilly & Co. (“Elanco”).  Under previous guidance of ASC 605, this commitment was fully deferred and recognized as a liability until such time as payments under the obligation were made, or any unpaid portion would have been recognized as revenue when the commitment expired on December 31, 2018. Under ASC 606, this obligation is accounted for as variable consideration. The Company records a contract liability based on the amount of the obligation that it expects to pay which was $200 as of March 31, 2018. This amount was determined based on management estimates, which included consideration of Elanco’s development plan. Since inception of the arrangement, no amounts had been paid out or submitted to the Company for reimbursement.

Had the Company still applied ASC 605 for the three months ended March 31, 2018, revenues would have been the same as compared to ASC 606.

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated by revenue source. All product sales are derived from United State sources and sales taxes are excluded from revenues.

	Three Months Ended
	March 31,
	2018	2017 (1)
Revenues
Licensing and collaboration revenue
GALLIPRANT	$1,706	$903
Total licensing and collaboration revenue	1,706	903
Product sales
NOCITA	$1,547	$327
ENTYCE	790	—
GALLIPRANT	—	2,545
Other	—	20
Total product sales	2,337	2,892
Total revenues	$4,043	$3,795
(1)	Prior period amounts have not been adjusted under the modified retrospective method

Product Sales

The Company generates product sales revenues primarily by selling its marketed therapeutics directly to end users (such as veterinarians, clinics, or animal hospitals) and distributors. Direct to end user sales revenues consist primarily of NOCITA, and distributor product sales revenues consist primarily of ENTYCE.

As of March 31, 2018 and December 31, 2017, respectively, reserves for product returns and allowances related to NOCITA and ENTYCE were $145 and $114.

Licensing and Collaboration Revenue

The Company generates licensing and collaboration revenue solely from the Elanco Collaboration, License, Development and Commercialization Agreement (as amended, the “Collaboration Agreement”) and Co-Promotion agreement (“the Co-Promotion Agreement”) (collectively, “the Elanco Agreements”) as follows:

•

sales-based royalties from the Elanco Agreements consisting of a percentage of net sales of GALLIPRANT by Elanco that are recognized as revenue as the underlying sales of GALLIPRANT are made by Elanco;

•

sales-based royalties from the Collaboration Agreement consisting of sales-based milestones of GALLIPRANT by Elanco that are recognized as revenue if and when the sales threshold is achieved by Elanco;

•	regulatory milestones from the Collaboration Agreement that are recognized as revenue if and when achieved; and
•

variable consideration related to the Collaboration Agreement licensing and collaboration commitment (contract liability) that is recognized as revenue when it is not subject to variable consideration constraint.

Reconciliation of Contract Balances

The change in contract liability balances for the three months ended March 31, 2018, was as follows:

Licensing and Collaboration Commitment

2018
As of January 1,	$7,000
ASC 606 adoption	(6,800)
Revenue recognized	—
As of the end of period,	$200

The Company recorded a net reduction of $6,800,  net of $0 tax, to the opening balance of accumulated deficit within stockholders' equity as of January 1, 2018, due to the cumulative impact of adopting ASC 606.

The Company reviewed the current facts and circumstances and concluded that no changes to the previously estimated transaction price for the Collaboration Agreement at March 31, 2018, are required, and therefore, no change in variable consideration was recognized as revenue for the three months ended March 31, 2018.

Unsatisfied Performance Obligations

As of the adoption date of ASC 606 and March 31, 2018, the Company had no unsatisfied performance obligations.

Significant Judgements

The Company’s significant judgements relate to the updating of the transaction price and variable consideration of the Collaboration Agreement. The Company used current facts and circumstances to calculate the updated transaction price using the expected value (probability weighted estimate). Facts and circumstances considered included the current Elanco development plan for GALLIPRANT.

Practical Expedients and Exemptions

The Company has deemed that there is no significant financing component present in the agreements with the Company’s customers as trade payment terms with its customers do not exceed one year. The Company expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses.

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial assets which are measured at fair value on a recurring basis were as follows:

		Fair Value Measurements as of
	Carrying	March 31, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$9,462	$—	$9,462	$—	$9,462
Short-term investments:
Short-term marketable securities - certificates of deposit	498	—	498	—	498
	$9,960	$—	$9,960	$—	$9,960

		Fair Value Measurements as of
	Carrying	December 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$8,964	$—	$8,964	$—	$8,964
Short-term investments:
Short-term marketable securities - certificates of deposit	747	—	747	—	747
	$9,711	$—	$9,711	$—	$9,711

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

The Company had no financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial liabilities which are not measured at fair value on a recurring basis were as follows:

	March 31, 2018
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$33,965	$33,807

	December 31, 2017
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$36,825	$36,973

Loans payable values above include both the current and the long-term loans balances as of March 31, 2018 and December 31, 2017.

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

The Company had no financial assets not measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

4. Investments

Marketable Securities

Marketable securities consisted of the following:

	March 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$498	$—	$—	$498
Total	$498	$—	$—	$498

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$747	$—	$—	$747
Total	$747	$—	$—	$747

At March 31, 2018 and December 31, 2017, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

5. Inventories

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$627	$1,132
Work-in-process	11,033	12,322
Finished goods	2,292	122
	$13,952	$13,576

As of March 31, 2018 and December 31, 2017, the Company had non-cancellable open orders for the purchase of inventories of approximately $2,687, which is expected to be paid in the next 12 months, and $7,132, respectively.

As of December 31, 2017, raw materials included $777 of GALLIPRANT inventories. As part of the manufacturing transfer of GALLIPRANT (Note 10), the Company transferred these raw materials to Elanco, and was reimbursed for the raw materials by Elanco during the three months ended March 31, 2018.

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

Goodwill as of March 31, 2018, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$41,683	$—	$41,683

The change in the net book value of goodwill for the three months ended March 31, 2018, was as follows:

2018
As of January 1,	$41,295
Effect of foreign currency exchange	388
As of the end of the period,	$41,683

7. Intangible Assets, Net

The change in the net book value of intangible assets for the three months ended March 31, 2018, was as follows:

2018
As of January 1,	$6,616
Amortization expense	(130)
As of the end of the period,	$6,486

The Company recognized amortization expense of $130 and $64 for the three months ended March 31, 2018 and 2017, respectively.

Amortized Intangible Assets

Amortized intangible assets as of March 31, 2018, were as follows (excluding intellectual property rights for formerly marketed products that were fully impaired in prior periods):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$7,000	$514	$6,486	14.1	Years

Amortized intangible assets as of December 31, 2017, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$7,000	$384	$6,616	14.1	Years
Intellectual property rights for formerly marketed products	38,652	38,652	—	N/A
	$45,652	$39,036	$6,616

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the therapeutic candidates could result in additional impairment charges in future periods.

Intellectual Property Rights for Currently Marketed Products

As of March 31, 2018 and December 31, 2017, intellectual property rights for currently marketed products relate to intangible assets capitalized for NOCITA, GALLIPRANT and ENTYCE in conjunction with approval/post-approval milestone payments made under the Company's licensing agreements.

8. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and its wholly-owned subsidiary Vet Therapeutics, Inc. (the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC  (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to the Company  a term loan in an aggregate principal amount up to $35,000 and a revolving credit facility in an aggregate principal amount up to $5,000 subject to certain conditions to funding. The term loan and the revolving credit facility are secured by all of the Borrowers’ personal property other than intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property. The outstanding principal balance under the Loan Agreement was $28,500 under the term loan facility and $5,000 under the revolving credit facility at March 31, 2018. During the three months ended March 31, 2018 and 2017, the Company recognized interest expense of $853 and $860, respectively. Amortization of debt issuance costs, recognized as interest expense, was $140 and $119 for the three months ended March 31, 2018 and 2017, respectively.

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

The term loan and the revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. As of March 31, 2018, interest rate for the term loan and the revolving credit facility was 8.41%. In addition, the Company is obligated to pay a final payment fee equal to 3.30% of the principal amount of such term loan, if the term loan is being prepaid or repaid with respect to the term loan upon the earliest to occur of October 16, 2019, the acceleration of any term loan or the prepayment of a term loan. The Company will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the revolving credit facility.

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

The Loan Agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of March 31, 2018, was approximately $26,950. If the minimum liquidity covenant is not met, the Company may be required to repay the term loan and the revolving credit facility prior to their scheduled maturity dates. At March 31, 2018, the Company was in compliance with all financial covenants.

The Company’s loans payable balance as of March 31, 2018, was as follows:

Principal amounts
Term loan, 8.41%, principal payments from February 1, 2018 through October 1, 2019	$28,500
Revolving credit facility, 8.41%, principal payments from November 1, 2018 through October 1, 2019	5,000
Add: accretion of final payment and termination fees	748
Less: unamortized debt issuance costs	(283)
As of the end of the period	$33,965

As of March 31, 2018, $18,000 and $2,083 related to the term loan and the revolving credit facility, respectively, were classified as current portion – loans payable.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Payroll and related expenses	$1,126	$2,314
Professional fees	206	208
Royalty expense	806	718
Interest expense	235	249
Research and development costs	57	5
Other	445	218
Total	$2,875	$3,712

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

As of March 31, 2018, the Company had paid $11,500 in milestone payments since execution of the RaQualia Agreements, and no milestone payments were accrued. No milestones were achieved during the three months ended March 31, 2018. It is possible that a milestone related to the RaQualia Agreements will be achieved within the next twelve months totaling $2,000.

Elanco

GALLIPRANT

On April 22, 2016, the Company entered into the Collaboration Agreement pursuant to which the Company granted Elanco rights to develop, manufacture, market and commercialize the Company’s products based on licensed grapiprant rights and technology, including GALLIPRANT (collectively, “Grapiprant Products”). Pursuant to the Collaboration Agreement, Elanco will have exclusive rights globally outside the United States and co-promotion rights with the Company in the United States during the term of the Collaboration Agreement.

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

The Collaboration Agreement also provides that Elanco will pay the Company royalty payments on a percentage of net sales in the mid-single to low-double digits. The Company was responsible for all development activities required to obtain the first registration or regulatory approval for a Grapiprant Product for use in dogs in each of the European Union (“the EU Product Registration”) and the United States, and Elanco is responsible for all other development activities. First registration for a Grapiprant Product in the United States was achieved before the completion of the Collaboration Agreement and EU Product Registration was achieved in January

2018. In addition, the Company and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018, in connection with preclinical and clinical trials necessary for any additional registration or regulatory approval of Grapiprant Products, provided that the Company’s contribution to such development fees and expenses is capped at $7,000, which was recorded as licensing and collaboration commitment liability in the consolidated balance sheets at December 31, 2017. Upon adoption of ASC 606 (Note 2), the Company relieved $6,800 of its licensing and collaboration commitment liability leaving a  balance of $200 as of March 31, 2018. The licensing and collaboration commitment liability balance in future periods will be updated at each future reporting date to reflect current facts and circumstances. Any remaining balance will be recognized as licensing and collaboration revenue on December 31, 2018, when the Company’s obligation to fund 25% of Elanco’s development efforts expires.

Commencing on the effective date of the Collaboration Agreement, the Company was responsible for the manufacture and supply of all of Elanco’s reasonable requirements of active pharmaceutical ingredient (“API”) and/or finished Grapiprant Products under the supply terms agreed upon pursuant to the Collaboration Agreement. However, Elanco retained the ability to assume all or a portion of the manufacturing responsibility during the term of the Collaboration Agreement. On April 28, 2017, the Company and Elanco entered into an amendment (the “Amendment”) to the Collaboration Agreement. Under the Amendment, Elanco agreed to submit binding purchase orders to the Company, within 15 days of the effective date of the Amendment, for certain finished Grapiprant Products to be produced from certain batches of API the Company agreed to purchase from its third-party manufacturer (the “API Batches”). In addition, Elanco agreed to pay the Company for the API Batches within 30 days after the Company provides Elanco with proof of payment to the manufacturer for such API Batches. The Amendment provides that, in the event Elanco provided notice of its intent to assume responsibility for manufacturing, Elanco would assume all responsibilities of the Company with respect to any undelivered API, including paying the third-party manufacturer for such undelivered API. In July 2017, pursuant to Sections 8.2.2 and 10.1(c) of the Collaboration Agreement, as amended, Elanco provided the Company notice of its intent to assume responsibility for manufacturing of the Grapiprant Products and its intent to assume the applicable regulatory approvals. In September 2017, the Company and Elanco finalized the transfer of the applicable regulatory approvals in the United States and the responsibility for manufacturing of Grapiprant Products to Elanco. In connection with this assumption of manufacturing responsibility, Elanco compensated the Company $10,832 for certain Grapiprant Product inventories and manufacturing considerations.

As of March 31, 2018, the Company had not earned any milestone payments since execution of the Collaboration Agreement, and no milestone payments were accrued. The Company will recognize revenue from the milestones if and when they are achieved by Elanco.

On April 22, 2016, in connection with the Collaboration Agreement, the Company entered into the Co-Promotion Agreement to co-promote Grapiprant Products in the United States.

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

In January 2018, the Company exercised its right to terminate the VetStem Agreement, and on April 19, 2018,  the termination became effective. During the three months ended March 31, 2018, the Company did not incur any development expenses or milestones. As a result of the termination of the VetStem Agreement, the Company does not anticipate having to reimburse any further development expenses or make milestone payments to VetStem.

AskAt Inc. (“AskAt”)

AT-019

On February 28, 2018, the Company entered into an Exclusive License Agreement with AskAt (the “AskAt Agreement”) that granted the Company an exclusive global license for development and commercialization of compound AT-019 in the field of animal health. Under the terms of the AskAt Agreement, the Company paid an initial upfront license fee of $500 in the second quarter of 2018. The AskAt Agreement was accounted for as an asset acquisition. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development expense of $500 was recorded upon acquisition in the first quarter of 2018. As of March 31, 2018, the initial upfront license fee was included in the accounts payable in the consolidated balance sheets.

The Company will be required to pay remaining milestone payments of up to $15,500 upon the Company’s achievement of $3,000 of certain development/regulatory and $12,500 of commercial milestones, as well as tiered single digit royalties on the Company’s product sales, if any. The commercial milestones owed to AskAt under the AskAt Agreement begin to be triggered upon the first commercial sale with the final tier being owed to AskAt once annual net sales reach $100,000. Milestones, at the discretion of the

Company, can be paid 50% in cash and 50% in a number of the Company’s shares as determined per the terms of the AskAt Agreement. As of March 31, 2018, the Company had not accrued or paid any milestone or royalty payments since execution of the AskAt Agreement. The Company does not expect to achieve any milestones related to the AskAt Agreement in the next twelve months.

Collaboration and Option Agreement

On February 28, 2018, in connection with the AskAt Agreement, the Company entered into Collaboration and Option Agreement (the “COA”) with AskAt for animal health research, including a right of first negotiation agreement for multiple therapeutic candidates with potential in pain, allergy and cancer. During the three months ended March 31, 2018, the Company paid an initial upfront option fee of $500 under the terms of the COA, which was recognized as research and development expense in the consolidated statements of operations.

11. Common Stock

Authorized Common Stock

As of March 31, 2018 and December 31, 2017, the authorized number of shares of common stock was 100,000,000, par value $0.001 per share.

Common Stock Outstanding

As of March 31, 2018, and December 31, 2017 there were 46,033,850 and 42,532,725 shares of the Company’s common stock outstanding, net of 809,684 and 491,861 shares of unvested restricted common stock, respectively.

Treasury Stock

As of March 31, 2018 and December 31, 2017, there were 89,604 and 80,916 shares of the Company’s common stock held as treasury stock at a cost of $1,149 and $1,107, respectively. During the three months ended March 31, 2018 and 2017,  8,688 and 1,342 shares of restricted stock at a cost of $4.90 and $7.88 per share, respectively, were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to the Company’s 2013 Incentive Award Plan (the “2013 Plan”).

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

At-the-Market Offering

Cowen and Company, LLC

On December 18, 2017, the Company entered into a Sales Agreement (“Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may sell from time to time, at its option, up to an aggregate of $50,000 of shares of its common stock through Cowen, as sales agent. Any sales of the shares of common stock would be made under the Company’s effective Registration Statement on Form S-3 (Reg. No. 333-219681), by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise. Additionally, under the terms of the Cowen Sales Agreement, the shares of common stock may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. The Company has agreed to pay Cowen a commission of 3% of the gross proceeds from the sale of such shares of common stock.

During the three months ended March 31, 2018, the Company sold 3,383,963 shares of common stock for aggregate net proceeds of $15,498, after deducting commission fees of $483 and issuance costs of $117. As of the date of this filing, approximately $33,900 of shares of common stock remained available for sale under the Cowen Sales Agreement.

12. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the three months ended March 31, 2018, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2017	57,394	$4.22	5.11	$73
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2018	57,394	$4.22	4.86	$60

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Plan.

2013 Plan

On January 1, 2018, the annual increase in the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of March 31, 2018, there were 1,728,761 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the three months ended March 31, 2018, was as follows:

			Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in Years)

Outstanding as of December 31, 2017	2,557,143	$11.45	7.41	$794
Granted	672,500	4.83
Exercised	(1,708)	3.14
Forfeited	(9,835)	8.89
Expired	(21,355)	25.45
Outstanding as of March 31, 2018	3,196,745	$9.97	7.74	$470

For the three months ended March 31, 2018, the weighted average grant date fair value of stock options granted was $3.17. For the three months ended March 31, 2018, the total intrinsic value of options exercised was $3 and the total received from stock option exercises was $5.

Activity related to restricted stock under the 2013 Plan for the three months ended March 31, 2018, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2017	491,861	$7.59
Issued	444,500	4.83
Vested	(124,142)	10.48
Forfeited	(2,535)	4.77
Unvested restricted common stock as of March 31, 2018	809,684	$5.64

For the three months ended March 31, 2018, the total fair value of restricted common stock vested was $608. The Company did not receive cash proceeds for any of the restricted common stock issued during the three months ended March 31, 2018.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended
	March 31,
	2018	2017
Cost of product sales and inventories	$31	$40
Research and development	170	250
Selling, general and administrative	1,183	1,524
	$1,384	$1,814

As of March 31, 2018, the Company had an aggregate of $5,808 and $3,939 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.71 years and 2.22 years, respectively.

13. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(8,548)	$(12,612)
Denominator:
Weighted average shares outstanding, basic and diluted	44,788,068	36,711,601
Net loss per share, basic and diluted	$(0.19)	$(0.34)

Stock options for the purchase of 3,254,139 and 2,653,163 shares of common stock were excluded from the computation of diluted net loss per share attributable to common stockholders for the three months ended March 31, 2018 and 2017, respectively, because those options had an anti-dilutive impact due to the net loss attributable to common stockholders incurred for the period.

14. Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2018 and 2017, due to a full valuation allowance recognized against its deferred tax assets.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. Although the Company made a reasonable estimate of the gross amounts of the deferred tax assets as discussed in the 2017 Annual Report, a final determination of the TCJA’s impact on the deferred tax assets and related valuation allowance requirements remains incomplete pending a full analysis of the provisions of the TCJA and their interpretations. The ultimate impact of the TCJA on the Company’s reported results in 2018 and beyond may differ from the estimates provided therein, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the TCJA, different from what is presently contemplated. As of March 31, 2018, the Company has not recorded incremental accounting adjustments related to the TCJA as it continues to consider interpretations of its application, however, we expect to complete the accounting by December 2018.

15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2017	$(7,085)	$(7,085)
Foreign currency translation adjustment	405	405
As of March 31, 2018	$(6,680)	$(6,680)

16. Legal Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of launch and commercialization of therapeutic candidates, ongoing efforts regarding the commercialization of therapeutic candidates, beliefs regarding market opportunities for our products and potential success of our therapeutic candidates, and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets; effects of stockholder class action lawsuits; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of our credit facility; our substantial dependence upon the commercial success of our therapeutics GALLIPRANT, ENTYCE and NOCITA; development of our biologic therapeutic candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future therapeutic candidates; failure of our therapeutics, and our current or future therapeutic candidates that may obtain regulatory approval to achieve market acceptance or commercial success; effects of product liability lawsuits; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our therapeutic candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional therapeutic candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and collaborators; regulatory restrictions on the marketing of our approved therapeutics and therapeutic candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our approved therapeutics and therapeutic candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the effectiveness of our internal controls; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; the impact of new legislation on tax reform on our financial position or results of operations; impacts of generic products; safety or efficacy concerns with respect to our therapeutics; effects of system failures or security breaches; failure to perform under our agreements with Elanco Animal Health, or termination thereof; failure to obtain ownership of issued patents covering our therapeutic candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our therapeutic candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; our status as an emerging growth company, which could make our common stock less attractive to investors; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018, and the “Risk Factors” section of this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Overview

Aratana Therapeutics, Inc. (“Aratana,” the “Company,” “we,” “us” or “our”) is a pet therapeutics company focused on licensing, developing and commercializing innovative therapeutics for dogs and cats. As a pioneer in pet therapeutics, Aratana’s mission is to deliver safe and effective therapeutics that elevate the standard of care in veterinary medicine. We work with companion animal veterinarians to bring new therapeutics to market that support the needs of pets and their owners.

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

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of March 31, 2018, we had a deficit accumulated since inception of $235.1 million and cash, cash equivalents, restricted cash and short-term investments of $67.3 million.

Business Updates

During the three months ended March 31, 2018, our three Food and Drug Administration (“FDA”) approved and marketed therapeutics continued to gain awareness and we recorded $4.0 million in net revenues. In the first quarter 2018, we recorded $0.8 million in ENTYCE net product sales, which was an anticipated decrease compared to the fourth quarter of 2017 when distributors were building their inventory. ENTYCE continues to have strong clinic penetration and as of March 31, 2018, approximately one-third of the approximately 25,000 veterinary clinics in the United States have ordered ENTYCE and more than half of those accounts re-ordered in the first quarter. For the quarter ended March 31, 2018, we recorded approximately $1.5 million in NOCITA net product sales, which was driven by new accounts and strong re-order rates of approximately 60 percent.  We also recorded $1.7 million in licensing and collaboration revenue from Elanco for GALLIPRANT in the first quarter of 2018 and based on market research conducted by Elanco, GALLIPRANT continues to gain market share.

We continue to make progress on our late-stage pipeline of therapeutic candidates, specifically AT-003 (bupivacaine liposome injectable suspension) and Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014). In April 2018, we received a technical section complete letter for effectiveness from the FDA’s Center for Veterinary Medicine (“CVM”) for AT-003 and in the coming weeks, we plan on filing a supplemental New Animal Drug Application (“NADA”) to expand the NOCITA label to include its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats. The United States Department of Agriculture (“USDA”) granted conditional licensure of Canine Osteosarcoma Vaccine in December 2017 and as of March 31, 2018, we initiated the extended field study sites and started enrollment at approximately two dozen veterinarian oncology practice groups across the United States. Additionally, in the first quarter of 2018, we grew our therapeutic candidate pipeline with the addition of AT-019, an EP4 receptor antagonist with potential in pain, inflammation and other indications.

Now that our initial FDA-approved therapeutics have been launched, we have been exploring a wider set of business opportunities and outcomes given the dynamic and attractive nature of the companion animal health industry. While our operational priority remains on execution of the business, we anticipate discussing this on-going review over the coming quarters.

Sales and Marketing

We reported $4.0 million in net revenues in the first quarter of 2018 related to ENTYCE sales, NOCITA sales, and GALLIPRANT licensing and collaboration revenues, which compares to $3.8 million in net revenues in the first quarter of 2017. Revenues in the first quarter of 2017 were primarily related to product sales of GALLIPRANT sold to Elanco prior to the manufacturing transfer.

ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs.

ENTYCE is commercially available to veterinarians in the United States through our direct sales organization and our network of national and regional distributors. Approximately five months after its launch, in the first quarter of 2018, we recorded $0.8 million in ENTYCE net product sales. As previously communicated, approximately half of the $1.3 million in revenues recorded in fourth quarter of 2017 were initial stocking orders from distributors building their inventory. According to clinic level sales data provided by distributors, move-out of ENTYCE to veterinary clinics was higher in the first quarter of 2018 as compared to the previous quarter.

As we get further into 2018, we anticipate inventory levels across the sales channels will stabilize and we believe we will see growth and a tighter correlation between shipments to distributors and move-out to veterinary clinics. ENTYCE continues to have strong clinic penetration and as of March 31, 2018, approximately one-third of the approximately 25,000 veterinary clinics in the United States have ordered ENTYCE. We believe that clinic penetration is an early indicator that veterinarians are pleased to have a new tool with which to manage the frustrating and common symptom of inappetence in dogs. ENTYCE penetration continues to exceed internal expectations and we anticipate achieving our objective of placement in approximately 40% of clinics by December 31, 2018. Additionally, more than half of ENTYCE customers have re-ordered in the first quarter of 2018. While we have secured initial orders, as we continue into 2018, we are focused on increasing the frequency with which a veterinarian reaches for ENTYCE and increasing the average days of therapy. We believe frequency and duration of therapy have the potential to increase as veterinarians become increasingly comfortable with the use of ENTYCE in all cases of inappetence. We anticipate as the therapeutic establishes itself in clinical practice, we will see a shift toward extended use and increased sales per clinic.

NOCITA® (bupivacaine liposome injectable suspension) to provide local postoperative analgesia for cranial cruciate ligament surgery in dogs.

NOCITA is commercially available to veterinarians in the United States through our direct sales organization. In the first quarter of 2018, we recorded $1.5 million in NOCITA net product sales as compared to $0.3 million in the first quarter of 2017. We believe the quarter-over-quarter sequential increase in sales since launch is primarily driven from new accounts and strong re-order rates of approximately 60% in the first quarter of 2018.

Corporate account penetration accounted for more than 30% of revenues in the first quarter of 2018. In 2018, we will continue to market NOCITA as the standard of care for cranial cruciate ligament surgeries and anticipate filing for a label expansion to include its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats.

GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs.

GALLIPRANT is commercially available to veterinarians in the United States through our commercial collaborator Elanco, our sales organization and distributors. In the first quarter of 2018, Aratana recorded $1.7 million in licensing and collaboration revenue from Elanco as compared to $0.9 million in the first quarter of 2017. We believe our sales organization, which details the top-40 metropolitan statistical areas (“MSAs”) throughout the United States, is in MSAs where approximately 50% of GALLIPRANT sales occur based on therapeutic specialist co-coverage with Elanco. Additionally, since launch, GALLIPRANT was purchased by more than two-thirds of veterinary clinics in the United States.

According to third-party market research as of February 2018, GALLIPRANT remains the second-leading therapeutic in the competitive NSAID category and has achieved approximately 12% market share. In the first quarter of 2018, GALLIPRANT was awarded Best Companion Animal Product of 2017 by Animal Pharm. Based on recent trends of GALLIPRANT net product sales and assuming the GALLIPRANT quarterly sales for the remainder of the year remain consistent with the first quarter of 2018 sales, Aratana expects to achieve a $15.0 million commercial milestone in 2018.

Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) for the treatment of dogs diagnosed with osteosarcoma, one year of age or older.

In December 2017, the USDA’s Center for Veterinary Biologics granted conditional licensure for Canine Osteosarcoma Vaccine. As of the first quarter of 2018, we made the therapeutic available to approximately two dozen veterinary oncology practice groups participating in an extended field study across the United States. The study is required by USDA to progress from conditional licensure to full licensure and our goal is to gain more experience with the therapeutic. The therapeutic is initially commercially available to those veterinarians participating in the study and while the study is on-going, any product purchased for use in the clinical study will offset research and development expenses.

Research and Development

The following summarizes our regulatory and development advances in the first quarter of 2018 for therapeutic candidates being developed under FDA and USDA regulations:

AT-003 (bupivacaine liposome injectable suspension) for cats.
In July 2017, we announced positive results of a pivotal field effectiveness study evaluating AT-003 (in-licensed from Pacira Pharmaceuticals, Inc. (“Pacira”) in more than 200 client-owned cats undergoing an elective onychectomy. Data showed AT-003 met protocol-defined efficacy success criteria, which were statistically significant (p < 0.05) and the data were submitted to CVM in October. In April 2018, we received the effectiveness technical section complete letter from CVM and we plan to file a supplemental NADA in the coming weeks. Approximately two months after the filing, we anticipate the NOCITA label, if approved, will be expanded to include its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats.

Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) for dogs.
Canine Osteosarcoma Vaccine is a novel listeria antigen delivery system based immunotherapy in-licensed from Advaxis, Inc. We have developed a lyophilized formulation of a modified live, attenuated strain of listeria that activates cytotoxic T-cells. In December 2017, the USDA granted Aratana conditional licensure and as is required by USDA to progress from conditional licensure to full licensure, Aratana has initiated an extended field study at approximately two dozen veterinarian oncology practice groups across the United States and the sites have started enrolling dogs.

AT-016 (allogeneic adipose-derived stem cells) for dogs.
In December 2017, our license partner responsible for the development of AT-016, VetStem BioPharma (“VetStem”), shared results of a pivotal study, that did not achieve protocol-defined efficacy success criteria. We are not committing future resources to the program and in January 2018, we exercised our right to terminate the license agreement with VetStem, which was effective mid-April 2018.

AT-019.

In February 2018, we licensed exclusive, worldwide rights to develop and commercialize AT-019 from AskAt Inc. (“AskAt”). AT-019 is a potent and innovative EP4 receptor antagonist therapeutic candidate with potential in pain, inflammation and other indications. We started early development work in the first quarter of 2018.

Regulatory and development advances in the first quarter of 2018 for therapeutic candidates outside the United States:

Grapiprant Products.
Under the Elanco Collaboration, License, Development and Commercialization Agreement (as amended, the “Collaboration Agreement”), Elanco has exclusive rights to Grapiprant Products globally outside the United States for development, manufacturing, marketing and commercialization in additional species and/or indications. Aratana was responsible under the Collaboration Agreement for all development activities required to obtain the first regulatory approval for grapiprant for use in dogs in the European Union (“EU”) and Elanco is responsible for all other development activities going forward. In January 2018, Elanco and Aratana announced that the European Commission had adopted the decision to grant marketing authorization of GALLIPRANT in the EU. If Elanco successfully expands the EU label for GALLIPRANT to include inflammation, we are eligible to receive a $4.0 million milestone payment, which may occur after 2019.

Other therapeutics for dogs and cats in Europe.
In the first quarter of 2018, we started to develop a dossier for EMA regulatory authorities on bupivacaine liposome injectable suspension in Europe. Separately, based on conversations with the EMA, we believe the path forward for capromorelin may be informed by studies investigating weight gain in cats.

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

ENTYCE® (capromorelin oral solution).
During the first quarter of 2018, we paid approximately $7.2 million for ENTYCE API. Given these and prior investments in ENTYCE commercial supply, we believe we have sufficient inventories of ENTYCE. Over time, we intend to initiate process improvements to improve our margins.

NOCITA® (bupivacaine liposome injectable suspension).
For NOCITA, Pacira is our exclusive supplier and under our supply agreement, Pacira is responsible for supplying us with finished drug product in vials. We are responsible for the labeling, packaging and shipping of NOCITA. Based on strong demand trends, we are currently working to balance appropriate inventory levels to maintain continuous commercial supply of NOCITA.

GALLIPRANT® (grapiprant tablets).
GALLIPRANT has been available to customers since January 2017, and as of September 2017, Elanco assumed ownership of the NADA and manufacturing responsibility for GALLIPRANT. Elanco is also working on a technology transfer at its expense to secure redundant supply and capture process improvements. If Elanco successfully establishes this alternate supply source, we are eligible for a $4.0 million milestone payment, which may occur after 2019. GALLIPRANT is currently available in 20 mg and 60 mg tablets in a variety of packaging configurations. The 100 mg tablets of GALLIPRANT remain on backorder due to isolated reports of 100 mg tablets breaking in the bottle. With the transfer of manufacturing responsibility, Elanco is responsible for the timing and availability of the 100 mg tablets.

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

Except as discussed in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards”, and Note 2, “Revenue”, to our consolidated financial statements included within this report, there have been no material changes to our critical accounting policies through March 31, 2018, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

	Three Months Ended
	March 31,
	2018	2017	% Change
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$1,706	$903	88.9%
Product sales	2,337	2,892	(19.2)%
Total revenues	4,043	3,795	6.5%
Costs and expenses:
Cost of product sales	536	3,094	(82.7)%
Royalty expense	806	323	>100.0%
Research and development	2,205	4,654	(52.6)%
Selling, general and administrative	7,699	7,495	2.7%
Amortization of intangible assets	130	64	>100.0%
In-process research and development	500	—	NA
Other income (expense):
Interest income	141	85	65.9%
Interest expense	(853)	(860)	(0.8)%
Other expense, net	(3)	(2)	50.0%

Revenues

During the three months ended March 31, 2018, total revenues increased by $0.2 million as compared to the corresponding 2017 period. The increase in total revenues was due to an increase of $0.8 million in licensing and collaboration revenue recognized from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco Agreements”), partially offset by a decrease of $0.6 million in net product sales. During the three months ended March 31, 2018, product sales consisted of net sales of NOCITA and ENTYCE.  During the three months ended March 31, 2017, product sales consisted of net sales of GALLIPRANT, which began in the first quarter of 2017 and ended in the fourth quarter of 2017, NOCITA, BLONTRESS, and TACTRESS.

We believe that product sales for the remainder of 2018 will be a combination of sales of ENTYCE and NOCITA. Any licensing and collaboration revenue in 2018 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco Agreements and the amount of research and development expenditures we incur towards the licensing and collaboration commitment in accordance with the Collaboration Agreement. Assuming GALLIPRANT quarterly sales for the remainder of the year remain consistent with the first quarter 2018 sales, we expect to achieve a $15.0 million commercial milestone in 2018.

Cost of product sales

During the three months ended March 31, 2018, cost of product sales decreased by $2.6 million as compared to the corresponding 2017 period. The decrease was primarily due to cost of product sales of GALLIPRANT, which we sold to Elanco during 2017, partially offset by an increase in cost of product sales of ENTYCE and NOCITA.

We anticipate cost of product sales as a percentage of product sales will improve in 2018 as compared to 2017. This improvement is expected to be largely due to the fact that GALLIPRANT manufacturing responsibilities have been assumed by Elanco. However, this margin improvement related to GALLIPRANT is expected to be partially offset by lower margins on ENTYCE as we replenish inventories and deplete the residual process validation batches that were previously expensed throughout the course of 2018.

Royalty expense

During the three months ended March 31, 2018, royalty expense increased by $0.5 million as compared to the corresponding 2017 period. The increase was primarily a result of sales of our product sales of NOCITA and ENTYCE, and GALLIPRANT product sales by Elanco. We believe any future royalty expense for the remainder of 2018 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco Agreements, and our continuing efforts to commercialize NOCITA and ENTYCE.

Research and development

	Three Months Ended
	March 31,
	2018	2017	% Change
	(Dollars in thousands)

Contracted development costs	$761	$3,632	(79.0)%
Personnel costs	844	911	(7.4)%
Other costs	600	111	>100.0%
Total research and development	$2,205	$4,654	(52.6)%

During the three months ended March 31, 2018, research and development expense decreased by $2.4 million as compared to the corresponding 2017 period. The decrease was due primarily to a decrease of $2.9 million in contracted development costs due to fewer ongoing pivotal programs,  partially offset by an increase of $0.5 million in other costs primarily from an initial upfront option fee of $0.5 million pursuant to the collaboration and option agreement with AskAt.

Since we have completed several of our pivotal studies and achieved several development milestones for GALLIPRANT, ENTYCE and NOCITA, we expect in the remainder of 2018 our research and development expenses to be lower than in 2017. Research and development expenses in 2018 are expected to be primarily related to expanding the label of our approved therapeutics for additional indications and/or species and advancing our development portfolio.

Selling, general and administrative expense

During the three months ended March 31, 2018, selling, general and administrative expense increased by $0.2 million as compared to the corresponding 2017 period.  The increase was primarily due to expanded adoption and awareness efforts for the Company’s marketed therapeutics. We expect selling, general and administrative expense to remain relatively consistent throughout 2018 as we have substantially completed the build out of our sales organization and corporate infrastructure in support of the commercialization of NOCITA and ENTYCE, and our co-promotion of GALLIPRANT, with a slight increase to support further adoption and awareness for our marketed brands.

In-process research and development

During the three months ended March 31, 2018, in-process research and development expense increased by $0.5 million as compared to the corresponding 2017 period. The increase was solely due to an initial upfront license fee of $0.5 million pursuant to the exclusive license agreement with AskAt.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	March 31, 2018	December 31, 2017	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$66,427	$66,868	(0.7)%
Marketable securities - short-term	498	747	(33.3)%
Total cash, cash equivalents and marketable securities	$66,925	$67,615	(1.0)%
Borrowings:
Loans payable, net	$33,965	$36,825	(7.8)%
Working capital:
Current assets	$84,578	$85,239	(0.8)%
Current liabilities	25,087	35,496	(29.3)%
Total working capital	$59,491	$49,743	19.6%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of March 31, 2018, we had an accumulated deficit of $235.1 million and cash, cash equivalents and short-term investments of $66.9 million.

We expect to continue to incur operating losses for the foreseeable future as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we may seek to fund our operations through corporate collaborations and licensing arrangements, or other sources such as public or private equity offerings and further debt (re)financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves, which could otherwise adversely affect our business prospects. Our failure to raise capital, as and when needed, would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. As disclosed in Note 8 to our consolidated financial statements, we have a term loan and a revolving credit facility with an aggregate principal balance of $33.5 million as of March 31, 2018. The terms of the loan agreement require us to maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of March 31, 2018, was approximately $27.0 million. If the minimum liquidity is not met, we may be required to repay the loans prior to their scheduled maturity dates. At March 31, 2018, we were in compliance with all financial covenants. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $66.9 million at March 31, 2018,  will allow us to fund our operations and our debt obligations for at least one year from the issuance of our consolidated financial statements. Based on our current operating plan, we believe that our cash, cash equivalents and short-term investments will be sufficient to fund our operations and debt obligations at least through June 30, 2019.

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

At-the-Market Offering

Cowen and Company, LLC

On December 18, 2017, we entered into a Sales Agreement (“Cowen Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may sell from time to time, at our option, up to an aggregate of $50.0 million of shares of our common stock through Cowen, as sales agent. Any sales of the shares of common stock would be made under our effective Registration Statement on Form S-3 (Reg. No. 333-219681), by means of ordinary brokers’ transactions on the Nasdaq Global Market or otherwise. Additionally, under the terms of the Cowen Sales Agreement, the shares of common stock may be sold at market prices, at negotiated prices or at prices related to the prevailing market price. We have agreed to pay Cowen a commission of 3% of the gross proceeds from the sale of such shares of common stock.

During the three months ended 2018, we sold 3,383,963 shares of common stock for aggregate net proceeds of $15.5 million, after deducting commission fees of $0.5 million and issuances costs of $0.1 million. As of the date of this filing, approximately $33.9 million of shares of common stock remained available for sale under the Cowen Sales Agreement.

Indebtedness

On October 16, 2015, we and our wholly-owned subsidiary Vet Therapeutics, Inc. (together the “Borrowers”) entered into a Loan and Security Agreement, as amended on February 24, 2017 (the “Loan Agreement”), with Pacific Western Bank (“Pacific Western”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, a term loan in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line”), subject to certain conditions to funding. The Term Loan and the Revolving Line bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. Under the Loan Agreement, all principal and accrued interest on the Term Loan is due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line was due on October 16, 2017 (the “Prior Revolving Maturity Date”). Effective as of July 31, 2017, we amended the Loan Agreement (the “Second Amendment”). The terms of the Second Amendment, among other things, extend the maturity of the Revolving Line to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the Revolving Line beginning November 1, 2018, and provide a six (6) month interest only period for the Term Loan, starting on the date of the Second Amendment.

As security for their obligations under the Loan Agreement, the Borrowers granted a security interest in substantially all of their existing and after-acquired assets except for their intellectual property and certain other customary exclusions. Subject to customary exceptions, the Borrowers are not permitted to encumber their intellectual property.

The Borrowers are obligated to pay a final payment fee equal to 3.30% of the principal amount of such Term Loan, if the Term Loan is being prepaid or repaid upon the earliest to occur of the Term Loan Maturity Date, the acceleration of any Term Loan or the prepayment of a Term Loan. The Borrowers were obligated to pay a termination fee equal to 3.30% of the highest outstanding amount of the Revolving Line with respect to the Revolving Line upon the earliest to occur of the Prior Revolving Maturity Date, the acceleration of the Revolving Line or the termination of the Revolving Line. The Borrowers will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the Revolving Line.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Borrowers’ ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. In addition, the Loan Agreement contains customary events of default that entitle the Lenders to cause the Borrowers’ indebtedness under the Loan Agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change in our business, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement. The Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of March 31, 2018, was approximately $27.0  million. If the minimum liquidity requirement is not met, the Borrowers may be required to repay the loans prior to their scheduled maturity dates. At March 31, 2018, the Borrowers were in compliance with all financial covenants, including the minimum liquidity covenant.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital at March 31, 2018, from December 31, 2017, reflects a decrease in total current assets of $0.7 million and a decrease in total current liabilities of $10.4 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories, selling, general and administrative expenses, and payments of debt principal and interest, partially offset by proceeds from the at-the-market offering and customer payments. The decrease in total current liabilities was primarily a result of payments for ENTYCE inventories and a decrease in the current portion of loans payable due to payments of principal balance.

Cash Flows

A summary of our cash flows for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended
	March 31,
	2018	2017
	(Dollars in thousands)
Net cash used in operating activities	$(13,214)	$(18,436)
Net cash provided by (used in) investing activities	$249	$(2,498)
Net cash provided by financing activities	$12,520	$1,151

Net cash used in operating activities

During the three months ended March 31, 2018, net cash used in operating activities was $13.2 million. We had a net loss of $8.5 million which includes a non-cash expense for stock-based compensation of $1.4 million, a non-cash depreciation and amortization expense of $0.2 million and a non-cash interest expense of $0.1 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by product sales revenues and licensing and collaboration revenues from the Collaboration Agreement. Net cash used in operating assets and liabilities was primarily due to a decrease in accounts payable of $5.6 million, a decrease in accrued expenses and other liabilities of $0.8 million and an increase in inventories of $0.4 million, partially offset by a decrease in prepaid expenses and other current assets of $0.4 million. The decrease in accounts payable was primarily related to payments for ENTYCE inventories and trade payables.

During the three months ended March 31, 2017, net cash used in operating activities was $18.4 million. We had a net loss of $12.6 million which includes an adjustment of a non-cash expense for stock-based compensation of $1.8 million, a non-cash depreciation and amortization expense of $0.4 million and a non-cash interest expense of $0.1 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by licensing and collaboration revenues from the Collaboration Agreement and product sales. Net cash used in operating assets and liabilities consisted primarily of a decrease in accounts payable of $6.2 million, a decrease in accrued expenses and other liabilities of $1.3 million, an increase in account receivable, net of $3.5 million, partially offset by a decrease in prepaid expenses and other current assets of $0.7 million and a decrease in inventories of $2.1 million.

Net cash provided by (used in) investing activities

During the three months ended March 31, 2018, net cash provided by investing activities was $0.2 million, which primarily consisted of the proceeds from the maturities and sales of investments of $0.7 million, partially offset by the purchases of investments of $0.5 million.

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

Net cash provided by financing activities

During the three months ended March 31, 2018,  net cash provided by financing activities was $12.5 million. Net cash provided by financing activities consisted of the proceeds, net of commission, from the issuance of common stock of $15.6 million, partially offset by $3.0 million of payments on loans payable and less than $0.1 million of payments for common stock issuance costs.

During the three months ended March 31, 2017, net cash provided by financing activities was $1.2 million. Net cash provided by financing activities consisted of the proceeds, net of commission, from the issuance of common stock of $1.2 million, partially offset by less than $0.1 million of payments for common stock issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of March 31, 2018, there were no material changes in our contractual obligations since December 31, 2017, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of March 31, 2018, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of March 31, 2018, we have committed to make potential future milestone payments to third parties of up to approximately $116.9 million, of which $86.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $79.4 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of March 31, 2018, such contingencies have not been recorded in our consolidated financial statements.

We anticipate that we may pay approximately $0.0 million and $2.0 million of milestone payments during the remainder of 2018, and the next 12 months, respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and an analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of March 31, 2018 and December 31, 2017, we had non-cancellable open orders for the purchase of inventories of $2.7 million and $7.1 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018. As of March 31, 2018, there were no material changes to our market risks or management of such risks since December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in the three months ended March 31, 2018, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The repurchase activity for the three months ended March 31, 2018, was as follows:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased	Shares That May Yet Be
	of Shares		Price Paid	As Part of Publicly	Purchased Under the
	Purchased		Per Share	Announced Plan or Program	Plan or Program
January 1, 2018 - January 31, 2018	8,688	(1)	$4.90	—	N/A
February 1, 2018 - February 28, 2018	—		—	—	N/A
March 1, 2018 - March 31, 2018	—		—	—	N/A

(1) 8,688 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2013 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Form of Confidentiality Agreement for Non-Employee Directors					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.

**  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

Date: May 4, 2018	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2018	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)