Form 10-Q
period 2018-06-30
ARATANA THERAPEUTICS, INC.
filed 2018-08-03
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of July 30, 2018, there were 47,671,117 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$59,290	$66,868
Short-term investments	744	747
Accounts receivable, net	2,835	2,406
Inventories	15,196	13,576
Prepaid expenses and other current assets	928	1,642
Total current assets	78,993	85,239
Property and equipment, net	929	1,166
Goodwill	40,846	41,295
Intangible assets, net	6,357	6,616
Restricted cash	350	350
Other long-term assets	502	526
Total assets	$127,977	$135,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,146	$7,451
Accrued expenses and other current liabilities	3,449	3,712
Licensing and collaboration commitment	200	7,000
Current portion – loans payable	21,333	17,333
Total current liabilities	26,128	35,496
Loans payable, net	8,271	19,492
Other long-term liabilities	64	70
Total liabilities	34,463	55,058
Commitments and contingencies (Notes 5 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at June 30, 2018 and December 31, 2017, and 46,934,304 and 42,532,725 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	47	43
Treasury stock, at cost; 90,366 and 80,916 shares at June 30, 2018 and December 31, 2017, respectively	(1,153)	(1,107)
Additional paid-in capital	343,615	321,599
Accumulated deficit	(241,437)	(233,316)
Accumulated other comprehensive loss	(7,558)	(7,085)
Total stockholders’ equity	93,514	80,134
Total liabilities and stockholders’ equity	$127,977	$135,192

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Licensing and collaboration revenue	$1,891	$804	$3,597	$1,707
Product sales	3,017	4,354	5,354	7,246
Total revenues	4,908	5,158	8,951	8,953
Costs and expenses
Cost of product sales	1,305	3,691	1,841	6,785
Royalty expense	915	353	1,721	676
Research and development	1,576	3,700	3,781	8,354
Selling, general and administrative	6,709	6,918	14,408	14,413
Amortization of intangible assets	129	86	259	150
In-process research and development	—	—	500	—
Total costs and expenses	10,634	14,748	22,510	30,378
Loss from operations	(5,726)	(9,590)	(13,559)	(21,425)
Other income (expense)
Interest income	141	88	282	173
Interest expense	(788)	(871)	(1,641)	(1,731)
Other expense, net	—	(7)	(3)	(9)
Total other expense	(647)	(790)	(1,362)	(1,567)
Net loss	$(6,373)	$(10,380)	$(14,921)	$(22,992)
Net loss per share, basic and diluted	$(0.14)	$(0.26)	$(0.33)	$(0.60)
Weighted average shares outstanding, basic and diluted	46,258,395	40,206,042	45,527,293	38,486,329

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(6,373)	$(10,380)	$(14,921)	$(22,992)
Other comprehensive income (loss):
Foreign currency translation adjustment	(878)	1,422	(473)	1,721
Other comprehensive income (loss)	(878)	1,422	(473)	1,721
Comprehensive loss	$(7,251)	$(8,958)	$(15,394)	$(21,271)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated  Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(14,921)	$(22,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,641	3,658
Depreciation and amortization expense	496	605
Non-cash interest expense	279	237
Market value adjustments to inventories	335	—
Changes in operating assets and liabilities:
Accounts receivable, net	(429)	(4,806)
Inventories	(1,955)	4,169
Prepaid expenses and other current assets	714	(4,582)
Other assets	10	33
Accounts payable	(6,305)	(5,535)
Accrued expenses and other liabilities	(267)	(709)
Net cash used in operating activities	(19,402)	(29,922)
Cash flows from investing activities
Milestone payments for intangible assets	—	(3,000)
Purchases of property and equipment, net	—	(11)
Purchase of investments	(1,242)	(1,988)
Proceeds from maturities of investments	1,245	1,490
Net cash provided by (used in) investing activities	3	(3,509)
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(46)	(11)
Proceeds from stock option exercises	12	152
Proceeds from issuance of common stock, net of commissions and underwriter fees	19,510	27,462
Payments for common stock issuance costs	(143)	(345)
Payments on loans payable	(7,500)	(2,332)
Net cash provided by financing activities	11,833	24,926
Effect of exchange rate on cash	(12)	21
Net decrease in cash, cash equivalents and restricted cash	(7,578)	(8,484)
Cash, cash equivalents and restricted cash, beginning of period	67,218	87,657
Cash, cash equivalents and restricted cash, end of period	$59,640	$79,173
Supplemental disclosure of cash flow information
Cash paid for interest	$1,409	$1,499

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

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $241,437 as of June 30, 2018. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments at June 30, 2018, will be sufficient to fund operations and debt obligations for at least one year from the issuance of these consolidated financial statements.

As disclosed in Note 8 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal balance of $29,000 as of June 30, 2018. The loan agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of June 30, 2018, was approximately $14,500. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to their scheduled maturity dates. At June 30, 2018, the Company was in compliance with all financial covenants.

The Company expects continued investment related to commercial activities, including procuring of inventories needed to supply the marketplace, investing to further support adoption and awareness of the Company’s marketed products and payment of milestones related to approval and commencement of commercial sales. This will impact the minimum liquidity that needs to be maintained under the loan agreement. As a result, the Company will need additional capital to fund its operations and debt obligations beyond one year from the issuance of these consolidated financial statements, which the Company may obtain from corporate collaborations and licensing arrangements, or other sources, such as public or private equity offerings and further debt (re)financings. The future viability of the Company beyond one year from the issuance of these consolidated financial statements is dependent on its ability to raise additional capital to finance its operations, to fund on-going research and development costs, commercialization of its therapeutics and therapeutic candidates and to satisfy debt covenants. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, the Company would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that it would otherwise prefer to develop and market itself, which could otherwise adversely affect its business prospects. The Company’s failure to raise capital, as and when needed, would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for it to perform the research and development and commercial activities required to generate future revenue streams.

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

The amount of variable consideration included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized under the contract will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Sales Discounts and Allowances

The Company compensates its distributors for sales order management, data and distribution and other services through sales discounts and allowances. However, such services are not distinct from the Company’s sale of products to distributors and, therefore, these discounts and allowances are recorded as a reduction of revenue in the consolidated statements of operations, as well as a reduction to accounts receivable, net in the consolidated balance sheets.

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

Property and Equipment, Net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,427 and $1,188, as of June 30, 2018 and December 31, 2017, respectively.

New Accounting Standards

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on recognizing revenue in contracts with customers. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This guidance superseded the revenue recognition requirements in ASC 605 and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted this guidance on January 1, 2018. The impact of adoption is described further in Note 2, “Revenue.”

Leases

In February 2016, the FASB issued guidance that requires, for operating leases, a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted and is to be applied on a modified retrospective transition. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements. The Company currently expects that its operating lease commitments will be subject to the new guidance which will result in recognition of operating lease liabilities and right-of-use assets in the consolidated balance sheets upon the adoption of the new guidance. However, the Company’s assessment of the impact of adoption, which may be material, is still ongoing.

Compensation – Stock Compensation: Scope of Modification Accounting

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

Compensation – Stock Compensation:  Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued guidance that largely aligns the accounting for share-based payment awards issued to employees and nonemployees. Under the new guidance, the existing employee guidance generally will apply to nonemployee share-based transactions, with the exception of specific guidance related to inputs to an option pricing model and the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including in interim periods, but no earlier than an entity’s adoption of ASC 606. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

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

The Company recorded a net reduction of $6,800, net of $0 tax, to the opening balance of accumulated deficit within stockholders’ equity, and a corresponding reduction to licensing and collaboration commitment as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact solely related to the Company’s variable consideration within its licensing and collaboration agreement with Elanco Animal Health, Inc., a division of Eli Lilly & Co. (“Elanco”).  Under previous guidance of ASC 605, this commitment was fully deferred and recognized as a liability until such time as payments under the obligation were made, or any unpaid portion would have been recognized as revenue when the commitment expired on December 31, 2018. Under ASC 606, this obligation is accounted for as variable consideration. At the adoption date, the Company recorded a contract liability based on the amount of the obligation expected to be paid which was $200. This amount was determined based on management estimates, which included consideration of Elanco’s development plan. Since inception of the arrangement, no amounts had been paid out or submitted to the Company for reimbursement.

Had the Company still applied ASC 605 for the three and six months ended June 30, 2018, revenues would have been the same as compared to ASC 606.

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated by revenue source. All product sales are derived from United States sources and sales taxes are excluded from revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017 (1)	2018	2017 (1)
Revenues
Licensing and collaboration revenue
GALLIPRANT	$1,891	$804	$3,597	$1,707
Total licensing and collaboration revenue	1,891	804	3,597	1,707
Product sales
NOCITA	$1,756	$637	$3,303	$965
ENTYCE	1,261	—	2,051	—
GALLIPRANT	—	3,702	—	6,246
Other	—	15	—	35
Total product sales	3,017	4,354	5,354	7,246
Total revenues	$4,908	$5,158	$8,951	$8,953
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

As of June 30, 2018 and December 31, 2017, reserves for product returns related to NOCITA and ENTYCE were $199 and $90, respectively.

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

Reconciliation of Contract Balances

The change in contract liability balances for the six months ended June 30, 2018, was as follows:

Licensing and Collaboration Commitment

2018
As of January 1,	$7,000
ASC 606 adoption	(6,800)
Revenue recognized	—
Payments made	—
As of the end of period,	$200

The Company recorded a net reduction of $6,800, net of $0 tax, to the opening balance of accumulated deficit within stockholders' equity as of January 1, 2018, due to the cumulative impact of adopting ASC 606.

The Company reviewed the current facts and circumstances and concluded that no changes to the previously estimated transaction price for the Collaboration Agreement at June 30, 2018, are required, and therefore, no change in variable consideration was recognized as revenue for the three and six months ended June 30, 2018.

Unsatisfied Performance Obligations

As of the adoption date of ASC 606 and June 30, 2018, the Company had no unsatisfied performance obligations.

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

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial assets which are measured at fair value on a recurring basis were as follows:

		Fair Value Measurements as of
	Carrying	June 30, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$9,424	$—	$9,424	$—	$9,424
Short-term investments:
Short-term marketable securities - certificates of deposit	744	—	744	—	744
	$10,168	$—	$10,168	$—	$10,168

		Fair Value Measurements as of
	Carrying	December 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$8,964	$—	$8,964	$—	$8,964
Short-term investments:
Short-term marketable securities - certificates of deposit	747	—	747	—	747
	$9,711	$—	$9,711	$—	$9,711

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

The Company had no financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial liabilities which are not measured at fair value on a recurring basis were as follows:

	June 30, 2018
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$29,604	$29,275

	December 31, 2017
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$36,825	$36,973

Loans payable values above include both the current and the long-term loans balances as of June 30, 2018 and December 31, 2017.

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

The Company had no material financial assets not measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

4. Investments

Marketable Securities

Marketable securities consisted of the following:

	June 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$744	$—	$—	$744
Total	$744	$—	$—	$744

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$747	$—	$—	$747
Total	$747	$—	$—	$747

At June 30, 2018 and December 31, 2017, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

5. Inventories

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	June 30, 2018	December 31, 2017
Raw materials	$914	$1,132
Work-in-process	8,857	12,322
Finished goods	5,425	122
	$15,196	$13,576

During the three and six months ended June 30, 2018, the Company recognized inventory valuation adjustment losses in cost of product sales in the amount of $335 from application of the lower of cost and net realizable value. The losses related to ENTYCE inventories that were written down.

As of December 31, 2017, raw materials included $777 of GALLIPRANT inventories. As part of the manufacturing transfer of GALLIPRANT (Note 10), the Company transferred these raw materials to Elanco, and was reimbursed for the raw materials by Elanco during the first quarter of 2018.

As of June 30, 2018 and December 31, 2017, the Company had non-cancellable open orders for the purchase of inventories of approximately $1,752, which is expected to be paid in the next twelve months, and $7,132, respectively.

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

Goodwill as of June 30, 2018, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$40,846	$—	$40,846

The change in the net book value of goodwill for the six months ended June 30, 2018, was as follows:

2018
As of January 1,	$41,295
Effect of foreign currency exchange	(449)
As of the end of the period,	$40,846

7. Intangible Assets, Net

The change in the net book value of intangible assets for the six months ended June 30, 2018, was as follows:

2018
As of January 1,	$6,616
Amortization expense	(259)
As of the end of the period,	$6,357

The Company recognized amortization expense of $129 and $259 for the three and six months ended June 30, 2018, respectively, and $86 and $150 for the three and six months ended June 30, 2017, respectively.

Amortized Intangible Assets

Amortized intangible assets as of June 30, 2018, were as follows (excluding intellectual property rights for formerly marketed products that were fully impaired in prior periods):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$7,000	$643	$6,357	14.1	Years

Amortized intangible assets as of December 31, 2017, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$7,000	$384	$6,616	14.1	Years
Intellectual property rights for formerly marketed products	38,652	38,652	—	N/A
	$45,652	$39,036	$6,616

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for the therapeutic candidates could result in additional impairment charges in future periods.

Intellectual Property Rights for Currently Marketed Products

As of June 30, 2018 and December 31, 2017, intellectual property rights for currently marketed products relate to intangible assets capitalized for NOCITA, GALLIPRANT and ENTYCE in conjunction with approval/post-approval milestone payments made under the Company's licensing agreements.

8. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and its wholly-owned subsidiary Vet Therapeutics, Inc. (the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC  (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to the Company  a term loan in an aggregate principal amount up to $35,000 and a revolving credit facility in an aggregate principal amount up to $5,000 subject to certain conditions to funding. The term loan and the revolving credit facility are secured by all of the Borrowers’ personal property other than intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property. The outstanding principal balance under the Loan Agreement was $24,000 under the term loan facility and $5,000 under the revolving credit facility at June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized interest expense of $788 and $1,641, respectively, and during the three and six months ended June 30, 2017, the Company recognized interest expense of $871 and $1,731, respectively. Amortization of debt issuance costs and accretion of final payment and termination fees, recognized as interest expense, were $139 and $278 for the three and six months ended June 30, 2018, respectively, and $120 and $239 for the three and six months ended June 30, 2017, respectively.

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

The term loan and the revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. As of June 30, 2018, the interest rate for the term loan and the revolving credit facility was 8.66%. In addition, the Company is obligated to pay a final payment fee equal to 3.30% of the principal amount of such term loan, if the term loan is being prepaid or repaid with respect to the term loan upon the earliest to occur of October 16, 2019, the acceleration of any term loan or the prepayment of a term loan. The Company will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the revolving credit facility.

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

The Loan Agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of June 30, 2018, was approximately $14,500. If the minimum liquidity covenant is not met, the Company may be required to repay the term loan and the revolving credit facility prior to their scheduled maturity dates. At June 30, 2018, the Company was in compliance with all financial covenants.

The Company’s loans payable balance as of June 30, 2018, was as follows:

Principal amounts
Term loan, 8.66%, principal payments from February 1, 2018 through October 1, 2019	$24,000
Revolving credit facility, 8.66%, principal payments from November 1, 2018 through October 1, 2019	5,000
Add: accretion of final payment and termination fees	840
Less: unamortized debt issuance costs	(236)
As of the end of the period	$29,604

As of June 30, 2018, $18,000 and $3,333 related to the term loan and the revolving credit facility, respectively, were classified as current portion – loans payable.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Payroll and related expenses	$1,519	$2,314
Professional fees	375	208
Royalty expense	922	718
Interest expense	203	249
Research and development costs	36	5
Other	394	218
Total	$3,449	$3,712

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

As of June 30, 2018, the Company had paid $11,500 in milestone payments since execution of the RaQualia Agreements, and no milestone payments were accrued.  No milestones were achieved during the three and six months ended June 30, 2018. It is possible that a milestone related to the RaQualia Agreements will be achieved within the next twelve months totaling $2,000.

Pacira Pharmaceuticals, Inc. (“Pacira”)

On December 5, 2012, the Company entered into an Exclusive License, Development, and Commercialization Agreement with Pacira (the “Pacira License Agreement”) that granted the Company global rights for development and commercialization of licensed animal health products for NOCITA® (also known as AT-003). On the same date, the Company also entered into a supply agreement with Pacira (the “Pacira Supply Agreement”, and together with the Pacira License Agreement, the “Pacira Agreements”).

On July 5, 2018 (the “Effective Date”), the Company and Pacira entered into an amendment and restatement of the Pacira License Agreement (“A&R License Agreement”) and an amendment and restatement of the Pacira Supply Agreement (the “A&R Supply Agreement”, and together with the A&R Pacira Agreement, the “Amended Agreements”).

Under the A&R Supply Agreement, Pacira has agreed to manufacture and supply the licensed product in a 10 mL vial size in addition to the 20 mL vial size that is currently supplied to the Company. The supply price for the 10 mL vial size will remain fixed until December 31, 2021. Prior to December 31, 2021, the Company and Pacira have agreed to negotiate in good faith the applicable terms related to the 10 mL vial, including the price, for after December 31, 2021. If the Company and Pacira are unable to reach agreement, then as of January 1, 2022 and on each anniversary thereafter during the term of the A&R Supply Agreement, the price for the 10 mL vial will be automatically increased by a low single-digit percentage.

The A&R License Agreement amended various sections of the Pacira License Agreement, including milestone payments and royalties, to incorporate the introduction of the 10 mL vial size. Prior to December 31, 2021, the Company will not be obligated to pay any royalty payments to Pacira on the sales of the 10 mL vial and thereafter, the Company and Pacira have agreed to negotiate in good faith the applicable terms relating to the 10 mL vial in accordance with the A&R Supply Agreement. The tiered royalties on the Company’s product sales of 20 mL vials remain unchanged. In addition, the A&R License Agreement reduces the annual net sales thresholds for achieving each of the potential commercial milestone payments owed to Pacira. The remaining $40,000 of commercial milestones per the A&R License Agreement begin to be triggered once NOCITA annual net sales reach $50,000 with the final tier being owed to Pacira once NOCITA annual net sales reach $250,000. Further, the A&R License Agreement lowered the minimum annual revenue payment to be provided to Pacira by the Company and delayed by one year the first period in which this minimum annual revenue payment requirement would be triggered such that the period is now expected to commence on January 1, 2023. The definition of a competing product was specified and narrowed to those injectable analgesic products preventing pain for at least forty-eight to seventy-two hours post-surgery as an active pharmaceutical ingredient labelled for the control of post-operative pain for surgical veterinary use. The term of the A&R License Agreement was extended with the initial term commencing as of the new Effective Date.

As of June 30, 2018, the Company had paid $2,500 in milestone payments since execution of the Pacira License Agreement, and no milestone payments were accrued.  No milestones were achieved during the three and six months ended June 30, 2018. The Company does not expect to achieve any milestones related to the A&R License Agreement in the next twelve months.

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

The Collaboration Agreement also provides that Elanco will pay the Company royalty payments on a percentage of net sales in the mid-single to low-double digits. The Company was responsible for all development activities required to obtain the first registration or regulatory approval for a Grapiprant Product for use in dogs in each of the European Union (“the EU Product Registration”) and the United States, and Elanco is responsible for all other development activities. First registration for a Grapiprant Product in the United States was achieved before the completion of the Collaboration Agreement and EU Product Registration was achieved in January 2018. In addition, the Company and Elanco have agreed to pay 25% and 75%, respectively, of all third-party development fees and expenses through December 31, 2018, in connection with preclinical and clinical trials necessary for any additional registration or regulatory approval of Grapiprant Products, provided that the Company’s contribution to such development fees and expenses is capped at $7,000, which was recorded as licensing and collaboration commitment liability in the consolidated balance sheets at December 31, 2017. Upon adoption of ASC 606 (Note 2), the Company relieved $6,800 of its licensing and collaboration commitment liability. The licensing and collaboration commitment liability balance in future periods will be updated at each future reporting date to reflect current facts and circumstances. Any remaining balance will be recognized as licensing and collaboration revenue on December 31, 2018, when the Company’s obligation to fund 25% of Elanco’s development efforts expires.

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

As of June 30, 2018, the Company had not earned any milestone payments since execution of the Collaboration Agreement, and no milestone payments were accrued. The Company will recognize revenue from the milestones if and when they are achieved by Elanco.

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

In January 2018, the Company exercised its right to terminate the VetStem Agreement, and on April 19, 2018, the termination became effective. During the six months ended June 30, 2018, the Company did not incur any development expenses or milestones. As a result of the termination of the VetStem Agreement, the Company does not anticipate having to reimburse any further development expenses or make milestone payments to VetStem.

AskAt Inc. (“AskAt”)

AT-019

On February 28, 2018, the Company entered into an Exclusive License Agreement with AskAt (the “AskAt Agreement”) that granted the Company an exclusive global license for development and commercialization of compound AT-019 in the field of animal health. Under the terms of the AskAt Agreement, the Company paid an initial upfront license fee of $500 in the second quarter of 2018. The AskAt Agreement was accounted for as an asset acquisition. On the date of acquisition, the licensed technology had not reached technological feasibility in animal health indications and had no alternative future use in the field of animal health. Accordingly, in-process research and development expense of $500 was recorded upon acquisition in the first quarter of 2018 and paid in the second quarter of 2018.

The Company will be required to pay remaining milestone payments of up to $15,500 upon the Company’s achievement of $3,000 of certain development/regulatory and $12,500 of commercial milestones, as well as tiered single digit royalties on the Company’s product sales, if any. The commercial milestones owed to AskAt under the AskAt Agreement begin to be triggered upon the first commercial sale with the final tier being owed to AskAt once annual net sales reach $100,000. Milestones, at the discretion of the Company, can be paid 50% in cash and 50% in a number of the Company’s shares as determined per the terms of the AskAt Agreement. As of June 30, 2018, the Company had not accrued or paid any milestone or royalty payments since execution of the AskAt Agreement. The Company does not expect to achieve any milestones related to the AskAt Agreement in the next twelve months.

Collaboration and Option Agreement

On February 28, 2018, in connection with the AskAt Agreement, the Company entered into Collaboration and Option Agreement (the “COA”) with AskAt for animal health research, including a right of first negotiation agreement for multiple therapeutic candidates with potential in pain, allergy and cancer. During the first quarter of 2018, the Company paid an initial upfront option fee of $500 under the terms of the COA, which was recognized as research and development expense in the consolidated statements of operations.

11. Common Stock

Authorized Common Stock

As of June 30, 2018 and December 31, 2017, the authorized number of shares of common stock was 100,000,000, par value $0.001 per share.

Common Stock Outstanding

As of June 30, 2018 and December 31, 2017, there were 46,934,304 and 42,532,725 shares of the Company’s common stock outstanding, net of 706,097 and 491,861 shares of unvested restricted common stock, respectively.

Treasury Stock

As of June 30, 2018 and December 31, 2017, there were 90,366 and 80,916 shares of the Company’s common stock held as treasury stock at a cost of $1,153 and $1,107, respectively. During the six months ended June 30, 2018 and 2017, 9,450 and 1,342 shares of restricted stock at a cost of $4.91 and $7.88 per share, respectively, were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to the Company’s 2013 Incentive Award Plan (the “2013 Plan”).

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

During the six months ended June 30, 2018, the Company sold 4,182,191 shares of common stock for aggregate net proceeds of $19,367, after deducting commission fees of $603 and issuance costs of $143. As of the date of this filing, approximately $29,887 of shares of common stock remained available for sale under the Cowen Sales Agreement.

Barclays Capital Inc. (“Barclays”)

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

On April 28, 2017, the Company terminated its Barclays sales agreement. As of that date, the Company had sold an aggregate of approximately $18,000 of the $52,000 available to be sold under the Barclays sales agreement.

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

12. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the six months ended June 30, 2018, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2017	57,394	$4.22	5.11	$73
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of June 30, 2018	57,394	$4.22	4.29	$58

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Plan.

2013 Plan

On January 1, 2018, the annual increase in the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of June 30, 2018, there were 1,717,963 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the six months ended June 30, 2018, was as follows:

			Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in Years)

Outstanding as of December 31, 2017	2,557,143	$11.45	7.41	$794
Granted	735,500	4.87
Exercised	(3,843)	3.14
Forfeited	(23,873)	7.39
Expired	(56,785)	20.74
Outstanding as of June 30, 2018	3,208,142	$9.81	7.49	$408

For the six months ended June 30, 2018, the weighted average grant date fair value of stock options granted was $3.19. For the six months ended June 30, 2018, the total intrinsic value of options exercised was $6 and the total received from stock option exercises was $12.

Activity related to restricted stock under the 2013 Plan for the six months ended June 30, 2018, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2017	491,861	$7.59
Issued	444,500	4.83
Vested	(224,995)	8.41
Forfeited	(5,269)	5.12
Unvested restricted common stock as of June 30, 2018	706,097	$5.61

For the six months ended June 30, 2018, the total fair value of restricted common stock vested was $1,100. The Company did not receive cash proceeds for any of the restricted common stock issued during the six months ended June 30, 2018.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of product sales and inventories	$32	$44	$63	$84
Research and development	162	238	332	488
Selling, general and administrative	1,063	1,562	2,246	3,086
	$1,257	$1,844	$2,641	$3,658

As of June 30, 2018, the Company had an aggregate of $5,216 and $3,379 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.64 years and 2.04 years, respectively.

13. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(6,373)	$(10,380)	$(14,921)	$(22,992)
Denominator:
Weighted average shares outstanding, basic and diluted	46,258,395	40,206,042	45,527,293	38,486,329
Net loss per share, basic and diluted	$(0.14)	$(0.26)	$(0.33)	$(0.60)

Stock options for the purchase of 3,265,536 and 2,652,792 shares of common stock were excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017, respectively, because those options had an anti-dilutive impact due to the net loss incurred for the period.

14. Income Taxes

The Company recorded no income tax expense or benefit during the three and six months ended June 30, 2018 and 2017, due to a full valuation allowance recognized against its deferred tax assets.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. Although the Company made a reasonable estimate of the gross amounts of the deferred tax assets as discussed in the 2017 Annual Report, a final determination of the TCJA’s impact on the deferred tax assets and related valuation allowance requirements remains incomplete pending a full analysis of the provisions of the TCJA and their interpretations. The ultimate impact of the TCJA on the Company’s reported results in 2018 and beyond may differ from the estimates provided therein, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the TCJA, different from what is presently contemplated. As of June 30, 2018, the Company has not recorded incremental accounting adjustments related to the TCJA as it continues to consider interpretations of its application, however, the Company expects to complete the accounting by December 2018.

15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2017	$(7,085)	$(7,085)
Foreign currency translation adjustment	(473)	(473)
As of June 30, 2018	$(7,558)	$(7,558)

16. Legal Contingencies

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business, including those related to patents, product liability and government investigations. The Company is not presently a party to any litigation which it believes to be material, and is not aware of any pending or threatened litigation against the Company which it believes could have a material effect on its consolidated financial statements. The Company accrues contingent liabilities when it is probable that a future liability has been incurred and such liability can be reasonably estimated.

As the Company previously disclosed, the Company and two of its current officers were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Court”) under the caption, In re Aratana Therapeutics, Inc. Securities Litigation, Case No. 1:17-cv-00880. The lawsuit alleged that the Company and its senior officers made false and/or misleading statements and omitted material facts regarding the Company’s business, operations, prospects and performance during the proposed class period of March 16, 2015 to March 13, 2017. The Company vigorously defended all claims asserted, including by filing a motion to dismiss. On June 11, 2018, the Court issued an Opinion and Order granting the motion to dismiss in its entirety and dismissing with prejudice all claims asserted against the Company and its senior officers (the “Opinion and Order”). The plaintiffs have not filed a notice of appeal of the Court’s Opinion and Order, and the time to file such notice has expired. The Company now considers the matter to be closed.

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

We have three marketed therapeutics, including ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs; NOCITA® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs and for use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats; and GALLIPRANT®  (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs, which we co-promote under an agreement with Elanco Animal Health, Inc., a division of Eli Lilly & Co. (“Elanco”). Our Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) is conditionally licensed and is available at approximately two dozen study sites across the United States. Our pipeline has multiple therapeutic candidates in development for the potential treatment of pain, allergy, viral disease and cancer for dogs and cats.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of June 30, 2018, we had a deficit accumulated since inception of $241.4 million and cash, cash equivalents, restricted cash and short-term investments of $60.4 million.

Business Updates

During the three months ended June 30, 2018, we recorded $4.9 million in net revenues for our three Food and Drug Administration (“FDA”) approved and marketed therapeutics. In the second quarter of 2018, we recorded $1.3 million in ENTYCE net product sales. ENTYCE continues to have strong clinic penetration. We saw a sequential increase in the number of accounts that re-ordered and initial market research shows positive feedback from veterinarians on ENTYCE. As of June 30, 2018, approximately 40% of the approximately 25,000 veterinary clinics in the United States have ordered ENTYCE and more than half of those accounts re-ordered in the second quarter. For the three months ended June 30, 2018, we recorded $1.8 million in NOCITA net product sales, which was driven by strong re-order rates. We also recorded $1.9 million in licensing and collaboration revenue from Elanco for GALLIPRANT in the second quarter of 2018. According to Elanco, GALLIPRANT continues to show growth in net product sales, strong account penetration and has gained market share.

We continue to make progress on our late-stage pipeline of therapeutic candidates for cats, in particular with regard to progress on NOCITA (bupivacaine liposome injectable suspension). In June 2018, we filed a supplemental New Animal Drug Application (“NADA”) to expand the NOCITA label and on August 3, 2018, we received FDA approval for its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats.

In accordance with the terms of the Cooperation Agreement between Aratana and Engaged Capital, LLC and certain of its affiliates, effective May 18, 2018, we have established an ad hoc Strategic Review Committee of the Board to conduct a strategic review of our business and make recommendations to the Board with respect to our strategy and opportunities to enhance stockholder value.

Sales and Marketing

We reported $4.9 million in net revenues in the second quarter of 2018 related to ENTYCE sales, NOCITA sales, and GALLIPRANT licensing and collaboration revenues, which compares to $5.2 million in net revenues in the second quarter of 2017. Revenues in the second quarter of 2017 were primarily related to $3.7 million in product sales of GALLIPRANT finished goods sold to Elanco prior to the manufacturing transfer.

ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs.

ENTYCE is commercially available to veterinarians in the United States through our direct sales organization and our network of national and regional distributors. In the second quarter of 2018, we recorded $1.3 million in ENTYCE net product sales. According to clinic level sales data provided by distributors, move-out of ENTYCE to veterinary clinics was higher in the second quarter of 2018 compared to the previous quarters. We believe inventory levels across the sales channels have stabilized, which is resulting in a tighter correlation between distributor purchases and move-out into veterinary clinics.

ENTYCE continues to have strong clinic penetration and as of June 30, 2018, approximately 10,000 of the approximately 25,000 veterinary clinics in the United States have ordered ENTYCE, thus achieving one of our 2018 corporate objectives of placement in 40% of clinics by December 31, 2018. Additionally, the number of accounts re-ordering continues to increase quarter-over-quarter along with the growing account base. In the second quarter of 2018, more than half of the approximately 10,000 total ENTYCE customers re-ordered, which is compared to a 48% re-order rate in the first quarter of 2018 and a 35% re-order rate among initial accounts in the fourth quarter of 2017. In the second quarter of 2018, clinic level sales data shows that within targeted accounts in territories served by our therapeutic specialists (sales representatives), net sales were 250% higher as compared to non-targeted accounts. Further, within targeted accounts, we have observed a positive correlation between the number of interactions (educational events or promotion by our therapeutic specialists) and ENTYCE net sales.

Market research completed in June 2018 showed that of the veterinarians surveyed who are prescribing ENTYCE, 90% cite doing so because of their belief in the therapeutic’s efficacy. We believe strong clinic penetration and a sequentially increasing number of accounts re-ordering, paired with positive feedback on the therapeutic profile indicate that veterinarians are satisfied with ENTYCE and that we are successfully continuing to build the canine inappetence market. In the second half of the year, we plan to focus on growing our targeted accounts by encouraging experience with the therapeutic. We continue to believe that the frequency with which a veterinarian reaches for ENTYCE and duration of therapy, as measured in days, has the potential to increase sales as veterinarians become increasingly comfortable with the use of ENTYCE.

We believe the addition of an FDA-approved product for the management of weight loss in cats will continue to raise awareness about the importance of nutritional intake for cats and dogs. Aratana is continuing to explore capromorelin for weight management in cats with chronic kidney disease and if approved, we believe the therapeutic candidate may better address weight loss in cats as a mimetic to the naturally occurring hunger hormone.

NOCITA® (bupivacaine liposome injectable suspension) to provide local postoperative analgesia for cranial cruciate ligament surgery in dogs and for use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats.

NOCITA is commercially available to veterinarians in the United States through our direct sales organization. In the second quarter of 2018, we recorded $1.8 million in NOCITA net product sales as compared to $0.6 million in the second quarter of 2017. We believe the continued quarter-over-quarter sequential increase in sales since launch is primarily driven by strong re-order rates in the second quarter of 2018.

We believe the sequential growth is also correlated to strong brand awareness and satisfaction among surgeons. Our market research among surgeons demonstrated more than 90% of participants are aware of NOCITA, and veterinarians prescribing NOCITA cite the therapeutic’s ability to provide 72 hours of pain relief and its safety profile as the primary benefits.

Following the FDA approval to expand the NOCITA label on August 3, 2018, we believe a wider set of veterinarians will become increasingly interested with two administration techniques and two species on the label. However, we believe NOCITA will continue to remain most relevant to surgeons. In addition, we have amended our agreements with Pacira Pharmaceuticals, Inc. (“Pacira”), the supplier of NOCITA, and anticipate commencing the post-approval submission process for a smaller vial size (10 mL). We believe having NOCITA available in a smaller volume vial size will be attractive to veterinarians in dosing cats and smaller dogs. If approved by the FDA, we anticipate NOCITA in a 10 mL vial could be available to veterinarians in the fall of 2019.

GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs.

GALLIPRANT is commercially available to veterinarians in the United States through our commercial collaborator Elanco, our sales organization and distributors. In the second quarter of 2018, Aratana recorded $1.9 million in licensing and collaboration revenue from Elanco, which was generated from Elanco recording approximately $10 million in net product sales. The $1.9 million in licensing and collaboration revenue is compared to $0.8 million in the second quarter of 2017. Additionally, GALLIPRANT has been purchased by nearly two-thirds of veterinary clinics in the United States during the first half of 2018.

According to third-party market research through June 2018, GALLIPRANT remains the second-leading therapeutic in the competitive NSAID category and has achieved approximately 13% market share. Based on trends of GALLIPRANT net product sales from the first two quarters of 2018 and assuming GALLIPRANT sales for the remainder of the year remain consistent, Aratana continues to expect to achieve a $15.0 million commercial milestone in 2018.

Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) for the treatment of dogs diagnosed with osteosarcoma, one year of age or older.

The Canine Osteosarcoma Vaccine is conditionally licensed by the USDA’s Center for Veterinary Biologics and is available at approximately two dozen veterinary oncology practice groups participating in an extended field study across the United States. The study is required by USDA to progress from conditional licensure to full licensure and study sites are enrolling dogs. While the study is on-going, any product purchased for use in the clinical study will offset research and development expenses.

Research and Development

The following summarizes our regulatory and development advances in the second quarter of 2018 for therapeutic candidates being developed under FDA and USDA regulations:

AT-002 (capromorelin) for cats.
The pivotal field effectiveness study evaluating capromorelin for weight management in cats with chronic kidney disease is on-going and we anticipate target enrollment will be completed in early 2019.

NOCITA (bupivacaine liposome injectable suspension) for cats.

In October 2017, we submitted pivotal field effectiveness study results to CVM for AT-003 (in-licensed from Pacira) and in April 2018, we received the effectiveness technical section complete letter from CVM. In June 2018, we filed the supplemental New Animal Drug Application (“sNADA”) to expand the NOCITA label. On August 3, 2018, we received FDA approval of the NOCITA sNADA to include its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats. The approval is based on a multi-center, placebo-controlled, randomized and masked field study of 241 client-owned cats undergoing an elective onychectomy surgery. Results from the study showed NOCITA met efficacy success criteria of no required rescue analgesia using a cat-specific post-operative pain assessment tool. Cats receiving NOCITA demonstrated a statistically significant improvement in pain evaluation success rates at primary and secondary endpoints. At 72 hours, NOCITA success rates were 68.4 percent compared to 35.3 percent for placebo. Separately, in a 22-day laboratory safety study with cats receiving NOCITA, bupivacaine HCl or saline as a femoral nerve block, NOCITA was well-tolerated on days 0, 9 and 18 at doses corresponding to 1, 2 and 3 times the maximum labeled total dose of 10.6 mg/kg/cat (representing 2, 4 and 6 times the maximum labeled dose of 5.3 mg/kg/forelimb).

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

For NOCITA, Pacira is our exclusive supplier and under our supply agreement, Pacira is responsible for supplying us with finished drug product in vials. In July 2018, we announced that we have amended our agreements with Pacira to include a smaller vial size (10 mL), as further discussed in Note 10 to our consolidated financial statements. We anticipate commencing the post-approval submission process with the FDA and if approved, we anticipate the 10 mL vial could be available in the fall of 2019.

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

Except as discussed in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards”, and Note 2, “Revenue”, to our consolidated financial statements included within this report, there have been no material changes to our critical accounting policies through June 30, 2018, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$1,891	$804	>100.0%	$3,597	$1,707	>100.0%
Product sales	3,017	4,354	(30.7)%	5,354	7,246	(26.1)%
Total revenues	4,908	5,158	(4.8)%	8,951	8,953	(0.0)%
Costs and expenses:
Cost of product sales	1,305	3,691	(64.6)%	1,841	6,785	(72.9)%
Royalty expense	915	353	>100.0%	1,721	676	>100.0%
Research and development	1,576	3,700	(57.4)%	3,781	8,354	(54.7)%
Selling, general and administrative	6,709	6,918	(3.0)%	14,408	14,413	(0.0)%
Amortization of intangible assets	129	86	50.0%	259	150	72.7%
In-process research and development	—	—	NA	500	—	NA
Other income (expense):
Interest income	141	88	60.2%	282	173	63.0%
Interest expense	(788)	(871)	(9.5)%	(1,641)	(1,731)	(5.2)%
Other expense, net	—	(7)	(100.0)%	(3)	(9)	(66.7)%

Revenues

During the three and six months ended June 30, 2018, total revenues decreased by $0.3 million and $2,000, respectively, as compared to the corresponding 2017 periods.  The decrease in total revenues during the three months ended June 30, 2018, was due to a  decrease of $1.3 million in net product sales primarily as a result of transferring GALLIPRANT manufacturing to Elanco partially offset by an increase of $1.1 million in licensing and collaboration revenue recognized from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco Agreements”). The decrease in total revenues during the six months ended June 30, 2018, was due to a decrease of $1.9 million in product sales offset by an increase of $1.9 million in licensing and collaboration revenue recognized from the Elanco Agreements. During the three and six months ended June 30, 2018, product sales consisted of net sales of NOCITA and ENTYCE.  During the three and six months ended June 30, 2017, product sales consisted of net sales of GALLIPRANT, which began in the first quarter of 2017 and ended in the fourth quarter of 2017, NOCITA, BLONTRESS, and TACTRESS.

We believe that product sales for the remainder of 2018 will be a combination of sales of ENTYCE and NOCITA. Any licensing and collaboration revenue in 2018 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco Agreements and the amount of research and development expenditures we incur towards the licensing and collaboration commitment in accordance with the Collaboration Agreement. Based on trends of GALLIPRANT net product sales from the first two quarters of 2018 and assuming GALLIPRANT sales for the remainder of the year remain consistent, we continue to expect to achieve a $15.0 million commercial milestone in 2018.

Cost of product sales

During the three and six months ended June 30, 2018, cost of product sales decreased by $2.4 million and $4.9 million, respectively, as compared to the corresponding 2017 periods. The decrease in both periods was primarily due to cost of product sales of GALLIPRANT, which we sold to Elanco during 2017, partially offset by an increase in cost of product sales of ENTYCE and NOCITA. During the three and six months ended June 30, 2018, we recognized inventory valuation adjustment losses in cost of product sales in the amount of $0.3 million from application of the lower of cost and net realizable value. The losses related to one size of ENTYCE inventories that were written down. Our current inventory levels represent our market expectations. As we are in the early stages of commercialization of our products, we will continue to evaluate the net realizable value of inventory levels and may experience future adjustments.

We anticipate cost of product sales as a percentage of product sales will improve in 2018 as compared to 2017. This improvement is expected to be largely due to the fact that GALLIPRANT manufacturing responsibilities have been assumed by Elanco. However, this margin improvement related to GALLIPRANT is expected to be partially offset by lower margins on ENTYCE as we are no longer selling inventories from process validation batches that were previously written down.

Royalty expense

During the three and six months ended June 30, 2018, royalty expense increased by $0.6 million and $1.0 million, respectively, as compared to the corresponding 2017 periods. The increase in both periods was primarily a result of our product sales of NOCITA and ENTYCE, and Elanco’s product sales of GALLIPRANT. We believe any future royalty expense for the remainder of 2018 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco Agreements, and our continuing efforts to commercialize NOCITA and ENTYCE.

Research and development

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$635	$2,808	(77.4)%	$1,396	$6,440	(78.3)%
Personnel costs	730	781	(6.5)%	1,574	1,692	(7.0)%
Other costs	211	111	90.1%	811	222	>100.0%
Total research and development	$1,576	$3,700	(57.4)%	$3,781	$8,354	(54.7)%

During the three and six months ended June 30, 2018, research and development expense decreased by $2.1 million and $4.6 million, respectively, as compared to the corresponding 2017 periods. The decrease during the three months ended June 30, 2018, was due primarily to a decrease of $2.2 million in contracted development costs due to fewer ongoing pivotal programs, partially offset by an increase of $0.1 million in other costs. The decrease during the six months ended June 30, 2018, was due primarily to a decrease of $5.0 million in contracted development costs due to fewer ongoing pivotal programs and a decrease of $0.1 million in personnel costs, partially offset by an increase of $0.6 million in other costs primarily from an initial upfront option fee of $0.5 million pursuant to the collaboration and option agreement with AskAt.

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

Selling, general and administrative expense

During the three and six months ended June 30, 2018, selling, general and administrative expense decreased by $0.2 million and $5,000, respectively, as compared to the corresponding 2017 periods. The decrease during the three months ended June 30, 2018, was primarily due to lower stock-based compensation expense. We expect selling, general and administrative expense to remain relatively consistent throughout 2018 as we have substantially completed the build out of our sales organization and corporate infrastructure in support of the commercialization of NOCITA and ENTYCE, and our co-promotion of GALLIPRANT, with a slight increase to support further adoption and awareness for our marketed brands.

In-process research and development

During the three and six months ended June 30, 2018, in-process research and development expense increased by $0.0 million and $0.5 million, respectively, as compared to the corresponding 2017 periods.  The increase during the six months ended June 30, 2018, was solely due to an initial upfront license fee of $0.5 million pursuant to the exclusive license agreement with AskAt.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	June 30, 2018	December 31, 2017	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$59,290	$66,868	(11.3)%
Marketable securities - short-term	744	747	(0.4)%
Total cash, cash equivalents and marketable securities	$60,034	$67,615	(11.2)%
Borrowings:
Loans payable, net	$29,604	$36,825	(19.6)%
Working capital:
Current assets	$78,993	$85,239	(7.3)%
Current liabilities	26,128	35,496	(26.4)%
Total working capital	$52,865	$49,743	6.3%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of June 30, 2018, we had an accumulated deficit of $241.4 million and cash, cash equivalents and short-term investments of $60.0 million.

We expect to continue to incur operating losses for the foreseeable future as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we may seek to fund our operations through corporate collaborations and licensing arrangements, or other sources such as public or private equity offerings and further debt (re)financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves, which could otherwise adversely affect our business prospects. Our failure to raise capital, as and when needed, would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. As disclosed in Note 8 to our consolidated financial statements, we have a term loan and a revolving credit facility with an aggregate principal balance of $29.0 million as of June 30, 2018. The terms of the loan agreement require us to maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of June 30, 2018, was approximately $14.5 million. If the minimum liquidity is not met, we may be required to repay the loans prior to their scheduled maturity dates. At June 30, 2018, we were in compliance with all financial covenants. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $60.0 million at June 30, 2018,  will allow us to fund our operations and our debt obligations for at least one year from the issuance of our consolidated financial statements.  Our assessment through one year from the issuance of these consolidated financial statements does not include achievement of the $15.0 million milestone payment under the Collaboration Agreement with Elanco.  If such milestone is achieved and received, this may allow us to extend our cash beyond one year from the issuance of these consolidated financial statements.

Cash, Cash Equivalents and Investments

Until required for another use in our business, we typically invest our cash reserves in bank deposits, certificates of deposit, and other interest bearing debt instruments in accordance with our investment policy. It is our policy to mitigate credit risk in our cash reserves and investments by maintaining a well-diversified portfolio that limits the amount of exposure as to institution, maturity, and investment type. The value of our investments, however, may be adversely affected by increases in interest rates, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost, which could adversely impact our financial position and our overall liquidity.

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

During the six months ended 2018, we sold 4,182,191 shares of common stock for aggregate net proceeds of $19.4 million, after deducting commission fees of $0.6 million and issuances costs of $0.1 million. As of the date of this filing, approximately $29.9 million of shares of common stock remained available for sale under the Cowen Sales Agreement.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Borrowers’ ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. In addition, the Loan Agreement contains customary events of default that entitle the Lenders to cause the Borrowers’ indebtedness under the Loan Agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change in our business, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement. The Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of June 30, 2018, was approximately $14.5  million. If the minimum liquidity requirement is not met, the Borrowers may be required to repay the loans prior to their scheduled maturity dates. At June 30, 2018, the Borrowers were in compliance with all financial covenants, including the minimum liquidity covenant.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital at June 30, 2018, from December 31, 2017, reflects a decrease in total current assets of $6.2 million and a decrease in total current liabilities of $9.4 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories, selling, general and administrative expenses, and payments of debt principal and interest, partially offset by proceeds from the at-the-market offering and customer payments. The decrease in total current liabilities was primarily a result of payments for ENTYCE inventories and a decrease in the current portion of loans payable due to payments of principal balance.

Cash Flows

A summary of our cash flows for the six months ended June 30, 2018 and 2017, is as follows:

	Six Months Ended
	June 30,
	2018	2017
	(Dollars in thousands)
Net cash used in operating activities	$(19,402)	$(29,922)
Net cash provided by (used in) investing activities	$3	$(3,509)
Net cash provided by financing activities	$11,833	$24,926

Net cash used in operating activities

During the six months ended June 30, 2018, net cash used in operating activities was $19.4 million. We had a net loss of $14.9 million which includes a non-cash expense for stock-based compensation of $2.6 million, a non-cash depreciation and amortization expense of $0.5 million, a non-cash interest expense of $0.3 million and $0.3 million market value adjustments to inventories. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by product sales revenues and licensing and collaboration revenues from the Collaboration Agreement. Net cash used in operating assets and liabilities was primarily due to a decrease in accounts payable of $6.3 million, a decrease in accrued expenses and other liabilities of $0.3 million, an increase in inventories of $2.0 million and an increase in accounts receivable of $0.4 million,  partially offset by a decrease in prepaid expenses and other current assets of $0.7 million. The decrease in accounts payable was primarily related to payments for ENTYCE inventories and trade payables.

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

Net cash provided by (used in) investing activities

During the six months ended June 30, 2018, net cash provided by investing activities was $3,000, which consisted of the proceeds from the maturities and sales of investments of $1.2 million offset by the purchases of investments of $1.2 million.

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

Net cash provided by financing activities

During the six months ended June 30, 2018,  net cash provided by financing activities was $11.8 million. Net cash provided by financing activities consisted of the proceeds, net of commission fees, from the issuance of common stock of $19.5 million, partially offset by $7.5 million of payments on loans payable and $0.1 million of payments for common stock issuance costs.

During the six months ended June 30, 2017, net cash provided by financing activities was $24.9 million. Net cash provided by financing activities consisted of the proceeds, net of commissions and underwriter fees, from the issuance of common stock of $27.5 million, partially offset by $2.3 million of payments on loans payable and $0.3 million of payments for stock issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of June 30, 2018, there were no material changes in our contractual obligations since December 31, 2017, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of June 30, 2018, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of June 30, 2018, we have committed to make potential future milestone payments to third parties of up to approximately $116.9 million, of which $86.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $79.4 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of June 30, 2018, such contingencies have not been recorded in our consolidated financial statements.

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

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and an analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancelable. As of June 30, 2018 and December 31, 2017, we had non-cancellable open orders for the purchase of inventories of $1.8 million and $7.1 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018. As of June 30, 2018, there were no material changes to our market risks or management of such risks since December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As we previously disclosed, we and two of our current officers were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the Southern District of New York (the “Court”) under the caption, In re Aratana Therapeutics, Inc. Securities Litigation, Case No. 1:17-cv-00880. The lawsuit alleged that we and our senior officers made false and/or misleading statements and omitted material facts regarding our business, operations, prospects and performance during the proposed class period of March 16, 2015 to March 13, 2017. We vigorously defended all claims asserted, including by filing a motion to dismiss. On June 11, 2018, the Court issued an Opinion and Order granting the motion to dismiss in its entirety and dismissing with prejudice all claims asserted against us and our senior officers (the “Opinion and Order”). The plaintiffs have not filed a notice of appeal of the Court’s Opinion and Order, and the time to file such notice has expired. We now consider the matter to be closed.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties, which may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them.

There have been no material changes in the six months ended June 30, 2018, to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The repurchase activity for the three months ended June 30, 2018, was as follows:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased	Shares That May Yet Be
	of Shares		Price Paid	as Part of Publicly	Purchased Under the
	Purchased		Per Share	Announced Plan or Program	Plan or Program
April 1, 2018 - April 30, 2018	762	(1)	$5.01	—	N/A
May 1, 2018 - May 31, 2018	—		—	—	N/A
June 1, 2018 - June 30, 2018	—		—	—	N/A

 (1) 762 shares of restricted stock were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2013 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Cooperation Agreement, dated as of May 18, 2018, by and among Aratana Therapeutics, Inc., a Delaware corporation, Engaged Capital, LLC and the other parties listed on Annex A thereto	8-K	005-87524	10.1	5/21/18
10.2†	Amended and Restated Exclusive License, Development and Commercialization Agreement, dated July 5, 2018, between the Company and Pacira Pharmaceuticals, Inc.					*
10.3†	Amended and Restated Supply Agreement, dated July 5, 2018, between the Company and Pacira Pharmaceuticals, Inc.					*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

ARATANA THERAPEUTICS, INC.

Date: August 3, 2018	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)