Form 10-Q
period 2018-09-30
ARATANA THERAPEUTICS, INC.
filed 2018-11-02
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

_______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:  ☒     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐     No:  ☒

As of October 29, 2018, there were 48,624,202 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$54,285	$66,868
Short-term investments	1,736	747
Accounts receivable, net	19,577	2,406
Inventories	13,732	13,576
Prepaid expenses and other current assets	1,738	1,642
Total current assets	91,068	85,239
Property and equipment, net	811	1,166
Goodwill	40,846	41,295
Intangible assets, net	6,228	6,616
Restricted cash	351	350
Other long-term assets	499	526
Total assets	$139,803	$135,192
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$657	$7,451
Accrued expenses and other current liabilities	5,248	3,712
Licensing and collaboration commitment	200	7,000
Current portion – loans payable	22,583	17,333
Total current liabilities	28,688	35,496
Loans payable, net	2,660	19,492
Other long-term liabilities	60	70
Total liabilities	31,408	55,058
Commitments and contingencies (Notes 5 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017, and 47,981,034 and 42,532,725 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	48	43
Treasury stock, at cost; 92,099 and 80,916 shares at September 30, 2018 and December 31, 2017, respectively	(1,162)	(1,107)
Additional paid-in capital	349,671	321,599
Accumulated deficit	(232,604)	(233,316)
Accumulated other comprehensive loss	(7,558)	(7,085)
Total stockholders’ equity	108,395	80,134
Total liabilities and stockholders’ equity	$139,803	$135,192

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Licensing and collaboration revenue	$18,385	$2,192	$21,982	$3,899
Product sales	3,170	3,971	8,524	11,217
Total revenues	21,555	6,163	30,506	15,116
Costs and expenses
Cost of product sales	2,172	3,690	4,013	10,475
Royalty expense	1,346	441	3,067	1,117
Research and development	1,507	3,220	5,288	11,574
Selling, general and administrative	7,010	6,910	21,418	21,323
Amortization of intangible assets	129	85	388	235
In-process research and development	—	—	500	—
Total costs and expenses	12,164	14,346	34,674	44,724
Income (loss) from operations	9,391	(8,183)	(4,168)	(29,608)
Other income (expense)
Interest income	159	138	441	311
Interest expense	(716)	(870)	(2,357)	(2,601)
Other expense, net	(1)	(5)	(4)	(14)
Total other expense	(558)	(737)	(1,920)	(2,304)
Net income (loss)	$8,833	$(8,920)	$(6,088)	$(31,912)
Net income (loss) per share, basic and diluted	$0.19	$(0.21)	$(0.13)	$(0.80)
Weighted average shares outstanding, basic	47,310,408	42,445,553	46,128,197	39,820,573
Weighted average shares outstanding, diluted	47,485,384	42,445,553	46,128,197	39,820,573

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$8,833	$(8,920)	$(6,088)	$(31,912)
Other comprehensive income (loss):
Foreign currency translation adjustment	—	801	(473)	2,522
Other comprehensive income (loss)	—	801	(473)	2,522
Comprehensive income (loss)	$8,833	$(8,119)	$(6,561)	$(29,390)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(6,088)	$(31,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,835	5,457
Depreciation and amortization expense	743	928
Non-cash interest expense	418	369
Market value adjustments to inventories	1,218	394
Changes in operating assets and liabilities:
Accounts receivable, net	(17,171)	(9,349)
Inventories	(1,374)	1,695
Prepaid expenses and other current assets	(96)	185
Other assets	12	100
Accounts payable	(6,794)	(4,033)
Accrued expenses and other liabilities	1,529	(2,362)
Net cash used in operating activities	(23,768)	(38,528)
Cash flows from investing activities
Milestone payments for intangible assets	—	(3,000)
Purchases of property and equipment, net	—	(16)
Purchase of investments	(2,978)	(2,984)
Proceeds from maturities of investments	1,989	2,486
Net cash used in investing activities	(989)	(3,514)
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(55)	(11)
Proceeds from stock option exercises	12	157
Proceeds from issuance of common stock, net of commissions and underwriter fees	24,394	27,463
Payments for common stock issuance costs	(164)	(345)
Payments for debt issuance costs	—	(210)
Payments on loans payable	(12,000)	(3,500)
Net cash provided by financing activities	12,187	23,554
Effect of exchange rate on cash	(12)	30
Net decrease in cash, cash equivalents and restricted cash	(12,582)	(18,458)
Cash, cash equivalents and restricted cash, beginning of period	67,218	87,657
Cash, cash equivalents and restricted cash, end of period	$54,636	$69,199
Supplemental disclosure of cash flow information
Cash paid for interest	$2,011	$2,237

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

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $232,604 as of September 30, 2018. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments at September 30, 2018, will be sufficient to fund operations and debt obligations for at least one year from the issuance of these consolidated financial statements.

As disclosed in Note 8 to the consolidated financial statements, the Company has a term loan and a revolving credit facility with an aggregate principal balance of $24,500 as of September 30, 2018. The loan agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of September 30, 2018, was approximately $12,250. If the minimum liquidity covenant is not met, the Company may be required to repay the loans prior to their scheduled maturity dates. At September 30, 2018, the Company was in compliance with all financial covenants.

The Company expects continued investment related to commercial activities, including procuring of inventories needed to supply the marketplace, investing to further support adoption and awareness of the Company’s marketed products and payment of milestones related to approval and commencement of commercial sales. This will impact the minimum liquidity that needs to be maintained under the loan agreement. As a result, if the Company cannot generate sufficient cash from operations in the future, the Company may seek to fund its operations through corporate collaborations and licensing arrangements, or other sources, such as public or private equity offerings and further debt (re)financings. If the Company is not able to raise additional capital on terms acceptable to it, or at all, as and when needed, the Company would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that it would otherwise prefer to develop and market itself, which could otherwise adversely affect its business prospects. The Company’s failure to raise capital, as and when needed, would have a negative impact on its financial condition and its ability to pursue its business strategies as this capital is necessary for it to perform the research and development and commercial activities required to generate future revenue streams.

Consolidation

The Company’s consolidated financial statements include its financial statements and those of its wholly-owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

Prior to July 1, 2018, the functional currency of the Company’s foreign subsidiary was the local currency of the country where the subsidiary is located. Foreign currency denominated assets and liabilities of the foreign subsidiary were translated into U.S. dollars and translation gains and losses were included in accumulated other comprehensive income (loss) in the consolidated balance sheets. Significant changes in economic facts and circumstances in the operations of the foreign subsidiary had occurred resulting in a change in the functional currency of this subsidiary. Accordingly, effective July 1, 2018, the functional currency of the Company’s foreign subsidiary was changed from the local currency to the U.S. dollar, which is the Company’s reporting currency. Effective as of the date of the change, translation adjustments for prior periods were not removed from equity and the translated amounts for nonmonetary assets at the end of the prior period became the accounting basis for those assets in the period of the change and subsequent periods. Future gains or losses from the remeasurement of monetary assets and liabilities will be recorded in earnings.

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

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted the Accounting Standards Codification Topic (“ASC”) 606 “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective transition method. Prior to January 1, 2018, the Company recognized revenue using the guidance of ASC 605 “Revenue Recognition” (“ASC 605”).

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

Product Returns

Consistent with the industry practice, the Company generally offers customers a limited right of return of damaged or expired product that has been purchased from the Company or the Company’s distributors in exchange for an unexpired product. Exchanges due to expiry are typically allowed for a period of six months after the product’s expiration date. The Company estimates the amount of its product sales that may be returned by its customers and records these estimates as a reduction of product revenues in the period the related product revenues are recognized, as well as within accrued expenses and other current liabilities, net in the consolidated balances sheets. The Company currently estimates product return liabilities using available industry data, its own sales data and data provided by the Company’s distributors such as the inventories remaining in the distribution channel. The Company has received an immaterial amount of returns to date and believes that returns of its products in future periods will be minimal. The Company does not record a return asset associated with the returned damaged or expired goods because such asset is deemed to be fully impaired at the time of product return.

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

For milestones that are not able to overcome the variable consideration constraint, that are not considered probable or that are determined to be sales-based or usage royalties, as described later, the Company recognizes revenue when the milestones are achieved.

Sales-Based Royalty Revenue

The Company’s sales-based royalty revenue could consist of sales-based milestones or a percentage of net sales royalties. The Company recognizes sales-based royalties related to the Company’s out-licensed intellectual property when (or as) the later of the following events occurs:

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

Property and Equipment, Net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,545 and $1,188, as of September 30, 2018 and December 31, 2017, respectively.

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

Intangibles – Goodwill and Other – Internal-Use Software

In August 2018, the FASB issued guidance that largely aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The guidance provides criteria for determining which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The capitalized implementation costs are required to be expensed over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for reporting such costs in the entity’s financial statements. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued guidance related to disclosure requirements for fair value measurements. This guidance eliminates, modifies and adds disclosure requirements for fair value measurements. The guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is currently assessing the effect that adoption of this guidance will have on its consolidated financial statements.

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

The Company recorded a net reduction of $6,800, net of $0 tax, to the opening balance of accumulated deficit within stockholders’ equity, and a corresponding reduction to licensing and collaboration commitment as of January 1, 2018, due to the cumulative impact of adopting ASC 606, with the impact solely related to the Company’s variable consideration within its Collaboration Agreement (as defined below) with Elanco Animal Health, Inc. (“Elanco”).  Under previous guidance of ASC 605, this commitment was fully deferred and recognized as a liability until such time as payments under the obligation were made, or any unpaid portion would have been recognized as revenue when the commitment expired on December 31, 2018. Under ASC 606, this obligation is accounted for as variable consideration. At the adoption date, the Company recorded a contract liability based on the amount of the obligation expected to be paid, which was $200. This amount was determined based on management estimates, which included consideration of Elanco’s development plan. Since inception of the arrangement, no amounts had been paid out or submitted to the Company for reimbursement.

Had the Company still applied ASC 605 for the three and nine months ended September 30, 2018, revenues would have been the same as compared to ASC 606.

Disaggregated Revenues

The following table presents the Company’s revenues disaggregated by revenue source. All product sales are derived from United States sources and sales taxes are excluded from revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017 (1)	2018	2017 (1)
Revenues
Licensing and collaboration revenue
GALLIPRANT	$18,385	$2,192	$21,982	$3,899
Total licensing and collaboration revenue	18,385	2,192	21,982	3,899
Product sales
NOCITA	$1,916	$717	$5,219	$1,681
ENTYCE	1,254	—	3,305	—
GALLIPRANT	—	3,248	—	9,494
Other	—	6	—	42
Total product sales	3,170	3,971	8,524	11,217
Total revenues	$21,555	$6,163	$30,506	$15,116

(1) Prior period amounts have not been adjusted under the modified retrospective method.

Product Sales

The Company generates product sales revenues primarily by selling its marketed therapeutics directly to end users (such as veterinarians, clinics, or animal hospitals) and distributors. Direct to end user sales revenues consist primarily of NOCITA sales, and distributor product sales revenues consist primarily of ENTYCE sales.

As of September 30, 2018 and December 31, 2017, reserves for product returns related to NOCITA and ENTYCE were $265 and $90, respectively.

Licensing and Collaboration Revenue

The Company generates licensing and collaboration revenue solely from the Elanco Collaboration, License, Development and Commercialization Agreement (as amended, the “Collaboration Agreement”) and Co-Promotion Agreement (collectively, “the Elanco Agreements”) as follows:

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

Reconciliation of Contract Balances

The change in contract liability balances for the nine months ended September 30, 2018, was as follows:

Licensing and Collaboration Commitment

2018
As of January 1,	$7,000
ASC 606 adoption	(6,800)
Revenue recognized	—
Payments made	—
As of the end of period,	$200

The Company recorded a net reduction of $6,800, net of $0 tax, to the opening balance of accumulated deficit within stockholders' equity as of January 1, 2018, due to the cumulative impact of adopting ASC 606.

The Company reviewed the current facts and circumstances and concluded that no changes to the previously estimated transaction price for the Collaboration Agreement at September 30, 2018, are required, and therefore, no change in variable consideration was recognized as revenue for the three and nine months ended September 30, 2018.

Unsatisfied Performance Obligations

As of the adoption date of ASC 606 and September 30, 2018, the Company had no unsatisfied performance obligations.

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

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial assets which are measured at fair value on a recurring basis were as follows:

		Fair Value Measurements as of
	Carrying	September 30, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$8,680	$—	$8,680	$—	$8,680
Short-term investments:
Short-term marketable securities - certificates of deposit	1,736	—	1,736	—	1,736
	$10,416	$—	$10,416	$—	$10,416

		Fair Value Measurements as of
	Carrying	December 31, 2017 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$8,964	$—	$8,964	$—	$8,964
Short-term investments:
Short-term marketable securities - certificates of deposit	747	—	747	—	747
	$9,711	$—	$9,711	$—	$9,711

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

The Company had no financial liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

Financial Assets and Liabilities that are not Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial liabilities which are not measured at fair value on a recurring basis were as follows:

	September 30, 2018
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$25,243	$24,801

	December 31, 2017
	Carrying Value	Fair Value
Liabilities:
Loans payable (Level 2)	$36,825	$36,973

Loans payable values above include both the current and the long-term loans balances as of September 30, 2018 and December 31, 2017.

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

The Company had no material financial assets not measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

4. Investments

Marketable Securities

Marketable securities consisted of the following:

	September 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$1,736	$—	$—	$1,736
Total	$1,736	$—	$—	$1,736

	December 31, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$747	$—	$—	$747
Total	$747	$—	$—	$747

At September 30, 2018 and December 31, 2017, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

5. Inventories

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$243	$1,132
Work-in-process	8,980	12,322
Finished goods	4,509	122
	$13,732	$13,576

During the three and nine months ended September 30, 2018, the Company recognized inventory valuation adjustment losses in cost of product sales in the amount of $883 and $1,218, respectively, from application of the lower of cost and net realizable value. The losses primarily related to ENTYCE inventories that were written down. Unfavorable outcomes of the Company’s ENTYCE commercialization efforts could result in additional inventory write downs in future periods.

During the three and nine months ended September 30, 2017, the Company recognized inventory valuation adjustment losses in cost of product sales in the amount of $342 and $394, respectively, from application of the lower of cost and net realizable value. The losses related to GALLIPRANT inventories that were written down.

As of December 31, 2017, raw materials included $777 of GALLIPRANT inventories. As part of the manufacturing transfer of GALLIPRANT (Note 10), the Company transferred these raw materials to Elanco, and was reimbursed for the raw materials by Elanco during the first quarter of 2018.

As of September 30, 2018 and December 31, 2017, the Company had non-cancellable open orders for the purchase of inventories of approximately $1,154, which is expected to be paid in the next twelve months, and $7,132, respectively.

6. Goodwill

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized to date. Goodwill is not expected to be deductible for income tax purposes.

The Company completed its annual goodwill impairment testing during the third quarter of 2018. The Company elected to bypass the qualitative assessment. The Company determined as of the testing date that it consisted of one operating segment, which is comprised of one reporting unit. In performing the quantitative goodwill impairment test, the Company determined that its fair value, determined to be its market capitalization, was greater than its carrying value, determined to be stockholders’ equity. Based on this result, the Company determined there was no impairment of goodwill during the third quarter of 2018.

Goodwill as of September 30, 2018, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$40,846	$—	$40,846

The change in the net book value of goodwill for the nine months ended September 30, 2018, was as follows:

2018
As of January 1,	$41,295
Effect of foreign currency exchange	(449)
As of the end of the period,	$40,846

7. Intangible Assets, Net

The change in the net book value of intangible assets for the nine months ended September 30, 2018, was as follows:

2018
As of January 1,	$6,616
Amortization expense	(388)
As of the end of the period,	$6,228

The Company recognized amortization expense of $129 and $388 for the three and nine months ended September 30, 2018, respectively, and $85 and $235 for the three and nine months ended September 30, 2017, respectively.

Amortized Intangible Assets

Amortized intangible assets as of September 30, 2018, were as follows (excluding intellectual property rights for formerly marketed products that were fully impaired in prior periods):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$7,000	$772	$6,228	14.1	Years

Amortized intangible assets as of December 31, 2017, were as follows:

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$7,000	$384	$6,616	14.1	Years
Intellectual property rights for formerly marketed products	38,652	38,652	—	N/A
	$45,652	$39,036	$6,616

Unfavorable outcomes of the Company’s development activities or the Company’s estimates of the market opportunities for its therapeutic candidates could result in additional impairment charges in future periods.

Intellectual Property Rights for Currently Marketed Products

As of September 30, 2018 and December 31, 2017, intellectual property rights for currently marketed products relate to intangible assets capitalized for NOCITA, GALLIPRANT and ENTYCE in conjunction with approval/post-approval milestone payments made under the Company's licensing agreements.

8. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and its wholly-owned subsidiary Vet Therapeutics, Inc. (the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”), with Pacific Western Bank, or Pacific Western, as a collateral agent and Oxford Finance, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to the Company a term loan in an aggregate principal amount up to $35,000 and a revolving credit facility in an aggregate principal amount up to $5,000 subject to certain conditions to funding. The term loan and the revolving credit facility are secured by all of the Borrowers’ personal property other than intellectual property and certain other customary exclusions. Subject to customary exceptions, the Company is not permitted to encumber its intellectual property. The outstanding principal balance under the Loan Agreement was $19,500 under the term loan facility and $5,000 under the revolving credit facility at September 30, 2018.  During the three and nine months ended September 30, 2018, the Company recognized interest expense of $716 and $2,357, respectively, and during the three and nine months ended September 30, 2017, the Company recognized interest expense of $870 and $2,601, respectively. Amortization of debt issuance costs and accretion of final payment and termination fees, recognized as interest expense, were $139 and $417 for the three and nine months ended September 30, 2018, respectively, and $131 and $370 for the three and nine months ended September 30, 2017, respectively.

The Company was required to make interest-only payments on the revolving credit facility until October 16, 2017, when all principal and accrued interest were due. Effective as of July 31, 2017, the Borrowers and Lenders entered into a second amendment to the Loan Agreement (the “Second Amendment”). The terms of the Second Amendment, among other things, extended the maturity date of the existing revolving credit facility to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the revolving credit facility beginning November 1, 2018, and provided a six-month interest only period for the term loans, starting on the date of the Second Amendment. The Company is not subject to any new financial covenants as a result of the Second Amendment. At the closing of the Second Amendment, the Company paid the Lenders an amendment fee of $150 and a facility fee of $60. The Company is also obligated to pay a new termination fee equal to $165 upon the earliest to occur of the Revolving Line Maturity Date, the acceleration of the revolving credit facility or the termination of the revolving credit facility. The existing termination fee of $165 was due upon the original revolving maturity date, October 16, 2017, and was paid on October 17, 2017.

The term loan and the revolving credit facility bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. As of September 30, 2018, the interest rate for the term loan and the revolving credit facility was 8.91%. In addition, the Company is obligated to pay a final payment fee equal to 3.30% of the principal amount of such term loan, if the term loan is being prepaid or repaid with respect to the term loan upon the earliest to occur of October 16, 2019, the acceleration of any term loan or the prepayment of a term loan. The Company will also be obligated to pay an unused-line fee equal to 0.25% per annum of the average unused portion of the revolving credit facility.

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

The Loan Agreement requires that the Company maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding credit extensions or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of September 30, 2018, was approximately $12,250. If the minimum liquidity covenant is not met, the Company may be required to repay the term loan and the revolving credit facility prior to their scheduled maturity dates. At September 30, 2018, the Company was in compliance with all financial covenants.

The Company’s loans payable balance as of September 30, 2018, was as follows:

Principal amounts
Term loan, 8.91%, principal payments from February 1, 2018 through October 1, 2019	$19,500
Revolving credit facility, 8.91%, principal payments from November 1, 2018 through October 1, 2019	5,000
Add: accretion of final payment and termination fees	933
Less: unamortized debt issuance costs	(190)
As of the end of the period	$25,243

As of September 30, 2018, $18,000 and $4,583 related to the term loan and the revolving credit facility, respectively, were classified as current portion – loans payable.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Payroll and related expenses	$2,081	$2,314
Professional fees	644	208
Royalty expense	1,356	718
Interest expense	178	249
Research and development costs	107	5
Other	882	218
Total	$5,248	$3,712

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

As of September 30, 2018, the Company had paid $11,500 in milestone payments since execution of the RaQualia Agreements, and no milestone payments were accrued.  No milestones were achieved during the three and nine months ended September 30, 2018. It is possible that a milestone related to the RaQualia Agreements will be achieved within the next twelve months totaling $2,000.

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

As of September 30, 2018, the Company had paid $2,500 in milestone payments since execution of the Pacira License Agreement, and no milestone payments were accrued.  No milestones were achieved during the three and nine months ended September 30, 2018. The Company does not expect to achieve any milestones related to the A&R License Agreement in the next twelve months.

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

Under the terms of the Collaboration Agreement, the Company received a non-refundable, non-creditable upfront payment of $45,000. The Company is eligible to receive a  $4,000 milestone payment upon European approval of a Grapiprant Product for the treatment of pain and inflammation, another $4,000 payment upon achievement of a development milestone related to the manufacturing of a Grapiprant Product from an alternate supply source, and payments up to $75,000 upon the achievement of certain sales milestones. The sales milestone payments are subject to a one-third reduction for each year the occurrence of the milestone is not achieved beyond December 31, 2021, with any non-occurrence beyond December 31, 2023, cancelling out the applicable milestone payment obligation entirely.

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

As of September 30, 2018, $15,000 was accrued for a sales milestone earned during the three months ended September 30, 2018. As of September 30, 2018, the Company had earned $15,000 of milestones since execution of the Collaboration Agreement. The

Company will recognize revenue from any additional milestones if and when they are achieved by Elanco.

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

VetStem BioPharma, Inc. (“VetStem”)

On June 12, 2014, the Company entered into an Exclusive License Agreement with VetStem (as amended, the “VetStem Agreement”) that granted the Company the exclusive United States rights for commercialization and development of VetStem’s allogeneic stem cells being developed for the treatment of pain and inflammation of canine osteoarthritis.

In January 2018, the Company exercised its right to terminate the VetStem Agreement, and on April 19, 2018, the termination became effective. During the nine months ended September 30, 2018, the Company did not incur any development expenses or milestones. As a result of the termination of the VetStem Agreement, the Company does not anticipate having to reimburse any further development expenses or make milestone payments to VetStem.

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

The Company will be required to pay remaining milestone payments of up to $15,500 upon the Company’s achievement of milestones, including $3,000 of development/regulatory milestones and $12,500 of commercial milestones, as well as tiered single digit royalties on the Company’s product sales, if any. The commercial milestones owed to AskAt under the AskAt Agreement begin to be triggered upon the first commercial sale with the final tier being owed to AskAt once annual net sales reach $100,000. Milestones, at the discretion of the Company, can be paid 50% in cash and 50% in a number of the Company’s shares as determined per the terms of the AskAt Agreement. As of September 30, 2018, the Company had not accrued or paid any milestone or royalty payments since execution of the AskAt Agreement. The Company does not expect to achieve any milestones related to the AskAt Agreement in the next twelve months.

Collaboration and Option Agreement

On February 28, 2018, in connection with the AskAt Agreement, the Company entered into a Collaboration and Option Agreement (the “COA”) with AskAt for animal health research, including a right of first negotiation agreement for multiple therapeutic candidates with potential in pain, allergy and cancer. During the first quarter of 2018, the Company paid an initial upfront option fee of $500 under the terms of the COA, which was recognized as research and development expense in the consolidated statements of operations.

11. Common Stock

Authorized Common Stock

As of September 30, 2018 and December 31, 2017, the authorized number of shares of common stock was 100,000,000, par value $0.001 per share.

Common Stock Outstanding

As of September 30, 2018 and December 31, 2017, there were 47,981,034 and 42,532,725 shares of the Company’s common stock outstanding, net of 645,753 and 491,861 shares of unvested restricted common stock, respectively.

Treasury Stock

As of September 30, 2018 and December 31, 2017, there were 92,099 and 80,916 shares of the Company’s common stock held as treasury stock at a cost of $1,162 and $1,107, respectively. During the nine months ended September 30, 2018 and 2017, 11,183 and 1,342 shares of restricted stock at a cost of $4.96 and $7.88 per share, respectively, were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to the Company’s 2013 Incentive Award Plan (the

“2013 Plan”).

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

During the three and nine months ended September 30, 2018, the Company sold 962,053 and 5,144,244 shares of common stock for aggregate net proceeds of $4,863 and $24,230, after deducting commission fees of $151 and $754 and issuance costs of $21 and $164, respectively. As of the date of this filing, approximately $24,852 of shares of common stock remained available for sale under the Cowen Sales Agreement.

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

12. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the nine months ended September 30, 2018, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2017	57,394	$4.22	5.11	$73
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,011)	5.57
Outstanding as of September 30, 2018	53,383	$4.12	4.35	$82

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Plan.

2013 Plan

On January 1, 2018, the annual increase in the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of September 30, 2018, there were 1,662,687 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the nine months ended September 30, 2018, was as follows:

			Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in Years)

Outstanding as of December 31, 2017	2,557,143	$11.45	7.41	$794
Granted	798,000	4.84
Exercised	(3,843)	3.14
Forfeited	(45,090)	7.51
Expired	(64,847)	19.00
Outstanding as of September 30, 2018	3,241,363	$9.73	7.26	$1,559

For the nine months ended September 30, 2018, the weighted average grant date fair value of stock options granted was $3.16. For the nine months ended September 30, 2018, the total intrinsic value of options exercised was $6 and the total received from stock option exercises was $12.

Activity related to restricted stock under the 2013 Plan for the nine months ended September 30, 2018, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2017	491,861	$7.59
Issued	476,000	4.80
Vested	(311,405)	7.76
Forfeited	(10,703)	5.31
Unvested restricted common stock as of September 30, 2018	645,753	$5.49

For the nine months ended September 30, 2018, the total fair value of restricted common stock vested was $1,481. The Company did not receive cash proceeds for any of the restricted common stock issued during the nine months ended September 30, 2018.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of product sales and inventories	$29	$42	$92	$126
Research and development	158	229	490	717
Selling, general and administrative	1,007	1,528	3,253	4,614
	$1,194	$1,799	$3,835	$5,457

As of September 30, 2018, the Company had an aggregate of $4,596 and $2,978 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.47 years and 1.80 years, respectively.

13. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic net income (loss) per share:
Numerator:
Net income (loss)	$8,833	$(8,920)	$(6,088)	$(31,912)
Denominator:
Weighted average shares outstanding, basic	47,310,408	42,445,553	46,128,197	39,820,573
Net income (loss) per share, basic	$0.19	$(0.21)	$(0.13)	$(0.80)

Diluted net income (loss) per share:
Numerator:
Net income (loss)	$8,833	$(8,920)	$(6,088)	$(31,912)
Denominator:
Weighted average shares outstanding, basic	47,310,408	42,445,553	46,128,197	39,820,573
Dilutive effect of outstanding stock awards	174,976	—	—	—
Weighted average shares outstanding, diluted	47,485,384	42,445,553	46,128,197	39,820,573
Net income (loss) per share, diluted	$0.19	$(0.21)	$(0.13)	$(0.80)

Stock options for the purchase of 2,986,462 weighted average shares of common stock and 177,219 weighted average unvested restricted stock awards were excluded from the computation of diluted net income per share for the three months ended September 30, 2018, because these stock awards had an anti-dilutive impact on net income earned for the period.

Stock options for the purchase 3,294,746 shares of common stock and 645,753 unvested restricted stock awards were excluded from the computation of diluted net loss per share for the nine months ended September 30, 2018, because these stock awards had an anti-dilutive impact due to the net loss incurred for the period.

Stock options for the purchase of 2,649,334 shares of common stock and 540,464 unvested restricted stock awards were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2017, because these stock awards had an anti-dilutive impact due to the net loss incurred for the period.

14. Income Taxes

The Company recorded no income tax expense or benefit during the three and nine months ended September 30, 2018 and 2017, due to a full valuation allowance recognized against its deferred tax assets.

The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) on December 22, 2017. SAB 118 provides a one-year measurement period from a registrant’s reporting period that includes the Tax Cuts and Jobs Act of 2017 (“TCJA”) enactment date to allow the registrant sufficient time to obtain, prepare and analyze information to complete the accounting required under ASC 740. Although the Company made a reasonable estimate of the gross amounts of the deferred tax assets as discussed in the 2017 Annual Report, a final determination of the TCJA’s impact on the deferred tax assets and related valuation allowance requirements remains incomplete pending a full analysis of the provisions of the TCJA and their interpretations. The ultimate impact of the TCJA on the Company’s reported results in 2018 and beyond may differ from the estimates provided therein, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the TCJA, different from what is presently contemplated. As of September 30, 2018, the Company has not recorded incremental accounting adjustments related to the TCJA as it continues to consider interpretations of its application, however, the Company expects to complete the accounting by December 2018.

15. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of their related tax effects, were as follows:

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustment	Loss
As of December 31, 2017	$(7,085)	$(7,085)
Foreign currency translation adjustment	(473)	(473)
As of September 30, 2018	$(7,558)	$(7,558)

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

We have three marketed therapeutics, including ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs; NOCITA® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs and for use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats; and GALLIPRANT®  (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs, which we co-promote under an agreement with Elanco Animal Health, Inc. (“Elanco”). Our Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) is conditionally licensed and is available at approximately two dozen study sites across the United States. Our pipeline has multiple therapeutic candidates in development for the potential treatment of pain, allergy, viral disease and cancer for dogs and cats.

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of September 30, 2018, we had a deficit accumulated since inception of $232.6 million and cash, cash equivalents, restricted cash and short-term investments of $56.4 million.

Business Updates

During the three months ended September 30, 2018, we recorded $21.6 million in net revenues for our three Food and Drug Administration (“FDA”) approved and marketed therapeutics. In the third quarter of 2018, we recorded $1.3 million in ENTYCE net product sales and we continue to see sequentially increasing revenues from target accounts. ENTYCE continues to show strong clinic penetration and re-order rates. We believe there are strong indicators, including quarter-over-quarter increasing net product sales in target accounts, that interactions by our sales team directly impact the uptake of ENTYCE. Therefore, our focus remains on education to drive frequency and duration of use within ENTYCE target accounts. For the three months ended September 30, 2018, we recorded $1.9 million in NOCITA net product sales, which continue to be driven by re-orders. We also recorded $18.4 million in licensing and collaboration revenue from Elanco for GALLIPRANT in the third quarter of 2018, which includes earning a $15.0 million commercial milestone based on year-to-date GALLIPRANT net product sales exceeding $35.0 million. According to Elanco, GALLIPRANT continues to show growth in net product sales, strong account penetration and has gained market share.

In the third quarter of 2018, we continued to make progress on our late-stage pipeline of therapeutic candidates for cats, in particular with regard to progress on NOCITA (bupivacaine liposome injectable suspension) and AT-002 (capromorelin). On August 3, 2018, we received FDA approval of NOCITA for its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats. In August 2018, we submitted the technical section for safety to the FDA’s Center for Veterinary Medicine (“CVM”) for AT-002 in cats. Additionally, we anticipate the pivotal field effectiveness study evaluating AT-002 will complete target enrollment in mid-2019 and we anticipate submitting the technical section for chemistry, manufacturing and controls (“CMC”) for the cat-specific formulation of capromorelin to CVM in 2018.

Sales and Marketing

We reported $21.6 million in net revenues in the third quarter of 2018 related to ENTYCE sales, NOCITA sales, and GALLIPRANT licensing and collaboration revenues, which compares to $6.2 million in net revenues in the third quarter of 2017. Revenues in the third quarter of 2017 were primarily related to GALLIPRANT with $3.2 million in product sales of GALLIPRANT finished goods sold to Elanco prior to the manufacturing transfer and $2.2 million in licensing and collaboration revenue, which included a one-time payment of $1.0 million for the transfer of manufacturing responsibility to Elanco.

ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs.

ENTYCE is commercially available to veterinarians in the United States through our direct sales organization and our network of national and regional distributors. In the third quarter of 2018, we recorded $1.3 million in ENTYCE net product sales. According to clinic level sales data, move-out of ENTYCE to veterinary clinics from distributors was 10% higher in the third quarter of 2018 compared to the second quarter. While inventory levels across the sales channels have been relatively stable, distributors did not re-stock as much volume within the third quarter. Within accounts targeted by our therapeutic specialists, net product sales continue to sequentially increase quarter-over-quarter.

ENTYCE continues to have strong clinic penetration and as of September 30, 2018, nearly half of the approximately 25,000 veterinary clinics in the United States have ordered ENTYCE. In the third quarter of 2018, more than 50% of the approximately 12,000 total ENTYCE customers re-ordered the therapeutic. Further, within targeted accounts, we have observed a positive correlation between the number of interactions (educational events or interactions with our therapeutic specialists) and ENTYCE net sales.

Market research completed in June 2018 showed that of the veterinarians surveyed who are prescribing ENTYCE, 90% cite doing so because of their belief in the therapeutic’s efficacy. We believe strong target account penetration and sequentially increasing revenue within target accounts, paired with positive feedback on the therapeutic profile, indicates that veterinarians are satisfied with ENTYCE. Our focus remains on building awareness of canine inappetence through educational events and gaining greater use within existing accounts. We continue to believe the frequency with which a veterinarian reaches for ENTYCE and duration of therapy, as measured in days, has the potential to increase sales as veterinarians become increasingly familiar with the use of ENTYCE.

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

NOCITA is commercially available to veterinarians in the United States through our direct sales organization. In the third quarter of 2018, we recorded $1.9 million in NOCITA net product sales as compared to $0.7 million in the third quarter of 2017. We believe the continued quarter-over-quarter sequential increase in sales since launch is primarily driven by strong re-order rates in the third quarter of 2018.

We believe the sequential growth is also correlated to strong brand awareness and satisfaction among surgeons. Our market research among surgeons demonstrated more than 90% of participants are aware of NOCITA, and veterinarians prescribing NOCITA cite the therapeutic’s ability to provide 72 hours of pain relief and its safety profile as the primary benefits.

Following the FDA approval to expand the NOCITA label for a cat procedure on August 3, 2018, we believe a wider set of veterinarians will become increasingly interested in the therapeutic given the two administration techniques and two species on the label. However, we believe NOCITA will continue to remain most relevant to surgeons. In addition, we have amended our agreements with Pacira Pharmaceuticals, Inc. (“Pacira”), the supplier of NOCITA, and anticipate commencing the regulatory process for a smaller vial size (10 mL). We believe having NOCITA available in a smaller volume vial size will be attractive to a broader set of veterinarians for dosing cats and smaller dogs. If approved by the FDA, we anticipate NOCITA in a 10 mL vial could be available to veterinarians in the fall of 2019.

GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs.

GALLIPRANT is commercially available to veterinarians in the United States through our commercial collaborator Elanco, our sales organization and distributors. In the third quarter of 2018, Aratana recorded $18.4 million in licensing and collaboration revenue from Elanco, which includes earning a $15.0 million commercial milestone based on year-to-date GALLIPRANT net product sales exceeding $35.0 million. Under the Collaboration, License, Development and Commercialization Agreement with Elanco (as amended, the “Collaboration Agreement”), the Company is entitled to two additional payments totaling up to $60 million upon the achievement of certain sales milestones. Elanco recorded approximately $18 million in net product sales in the third quarter of 2018 and the increase is attributed to the re-supply of the 100mg SKUs and confidence in the brand. The $18.4 million in licensing and collaboration revenue is compared to $2.2 million in the third quarter of 2017, which includes a one-time $1.0 million manufacturing payment from Elanco.

ARATANA LICENSING & COLLABORATION REVENUES FOR GALLIPRANT

(IN MILLIONS)

$0.9
$0.8
$1.2
$1.5
$1.7
$1.9
$3.4
Q1 2017
Q2 2017
Q3 2017 1
Q4 2017
Q1 2018
Q2 2018
Q3 2018 2

GALLIPRANT was made commercially available in the first quarter of 2017.

1. *Does not include a one-time non-recurring $1.0 million manufacturing payment*
2. *Does not include a one-time non-recurring $15.0 million commercial milestone payment*

GALLIPRANT has been purchased by more than two-thirds of veterinary clinics in the United States in 2018 to-date. According to third-party market research through August 2018, GALLIPRANT is the leading branded therapeutic in the competitive NSAID category and has achieved approximately 14% market share.

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

Research and Development

The following summarizes our regulatory and development advances in the third quarter of 2018 for therapeutic candidates being developed under FDA and USDA regulations:

NOCITA (bupivacaine liposome injectable suspension) for cats.
On August 3, 2018, we received FDA approval of the NOCITA New Animal Drug Application to include its use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats. The approval is based on a multi-center, placebo-controlled, randomized and masked field study of 241 client-owned cats undergoing an elective onychectomy surgery. Results from the study showed NOCITA met efficacy success criteria of no required rescue analgesia using a cat-specific post-operative pain assessment tool. Cats receiving NOCITA demonstrated a statistically significant improvement in pain evaluation success rates at primary and secondary endpoints. At 72 hours, NOCITA success rates were 68.4% compared to 35.3% for placebo. Separately, in a 22-day laboratory safety study with cats receiving NOCITA, bupivacaine HCl or saline as a femoral nerve block, NOCITA was well-tolerated when administered on days 0, 9 and 18 at doses representing 2, 4 and 6 times the maximum labeled dose of 5.3 mg/kg/forelimb.

AT-002 (capromorelin) for cats.
In August 2018, we submitted the target animal safety technical section to the FDA’s CVM for AT-002, a ghrelin receptor agonist. The pivotal field effectiveness study evaluating AT-002 for weight management in cats with chronic kidney disease is on-going and we anticipate target enrollment will be completed in mid-2019. We anticipate submitting the technical section for CMC for the cat-specific formulation of capromorelin to CVM in 2018.

AT-018 (timapiprant) for dogs.
We plan on expanding the on-going pilot study evaluating AT-018, an oral CRTH2 antagonist for atopic dermatitis, to include more dogs and anticipate completing target enrollment in mid-2019, which we believe may help us benefit from new regulations on conditional approval introduced with the 2018 reauthorization of the Animal Drug User Fee Act (“ADUFA”).

AT-019.
We have started formulation and active pharmaceutical ingredient (“API”) work for AT-019, a next-generation EP4 receptor antagonist, which we believe has potential in pain, inflammation and other indications in dogs and cats.

Manufacturing and Supply Chain

We manage third-party manufacturers to supply API, drug product and packaged product for the development and commercialization of our small molecule product candidates. We have chosen to rely on third-party contract manufacturer organizations (“CMOs”) rather than devote resources toward developing or acquiring internal manufacturing facilities.

ENTYCE® (capromorelin oral solution).
Given prior investments in ENTYCE commercial supply, we believe we have sufficient inventories of ENTYCE. Over time, we intend to initiate process improvements to improve our margins.

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

Except as discussed in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards”, and Note 2, “Revenue”, to our consolidated financial statements included within this report, there have been no material changes to our critical accounting policies through September 30, 2018, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$18,385	$2,192	>100.0%	$21,982	$3,899	>100.0%
Product sales	3,170	3,971	(20.2)%	8,524	11,217	(24.0)%
Total revenues	21,555	6,163	>100.0%	30,506	15,116	>100.0%
Costs and expenses:
Cost of product sales	2,172	3,690	(41.1)%	4,013	10,475	(61.7)%
Royalty expense	1,346	441	>100.0%	3,067	1,117	>100.0%
Research and development	1,507	3,220	(53.2)%	5,288	11,574	(54.3)%
Selling, general and administrative	7,010	6,910	1.4%	21,418	21,323	0.4%
Amortization of intangible assets	129	85	51.8%	388	235	65.1%
In-process research and development	—	—	NA	500	—	NA
Other income (expense):
Interest income	159	138	15.2%	441	311	41.8%
Interest expense	(716)	(870)	(17.7)%	(2,357)	(2,601)	(9.4)%
Other expense, net	(1)	(5)	(80.0)%	(4)	(14)	(71.4)%

Revenues

During the three and nine months ended September 30, 2018, total revenues increased by $15.4 million, as compared to the corresponding 2017 periods. The increase in total revenues during the three months ended September 30, 2018, was due to an increase of $16.2 million in licensing and collaboration revenue recognized from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco Agreements”), partially offset by a decrease of $0.8 million in net product sales primarily as a result of transferring GALLIPRANT manufacturing to Elanco which occurred in the fourth quarter of 2017. The increase in total revenues during the nine months ended September 30, 2018, was due to an increase of $18.1 million in licensing and collaboration revenue recognized from the Elanco Agreements, partially offset by a decrease of $2.7 million in net product sales primarily as a result of transferring GALLIPRANT manufacturing to Elanco which occurred in the fourth quarter of 2017. During the three and nine months ended September 30, 2018, product sales consisted of net sales of NOCITA and ENTYCE. During the three and nine months ended September 30, 2017, product sales consisted of net sales of GALLIPRANT, which began in the first quarter of 2017 and ended in the fourth quarter of 2017, NOCITA, BLONTRESS, and TACTRESS.

We believe that product sales for the remainder of 2018 will be a combination of sales of ENTYCE and NOCITA. Our licensing and collaboration revenue in the third quarter of 2018 included the $15.0 million GALLIPRANT sales milestone earned from Elanco, which we expect to receive in the fourth quarter of 2018. Our licensing and collaboration revenue continues to be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco Agreements.

Cost of product sales

During the three and nine months ended September 30, 2018, cost of product sales decreased by $1.5 million and $6.5 million, respectively, as compared to the corresponding 2017 periods. The decrease in both periods was primarily due to cost of product sales of GALLIPRANT, which we sold to Elanco during 2017, partially offset by an increase in cost of product sales of ENTYCE and NOCITA. During the three and nine months ended September 30, 2018, we recognized inventory valuation adjustment losses in cost of product sales in the amounts of $0.9 million and $1.2 million, respectively, from application of the lower of cost and net realizable value. These losses are primarily related to certain SKUs of ENTYCE finished goods that were written down. Prior to the launch of ENTYCE, we made a considerable investment in ENTYCE inventories. The majority of our ENTYCE inventories consist of API, which has a shelf life of several years. Our current inventory levels represent our market expectations. As we are in the early stages of commercialization of our products, we will continue to evaluate the net realizable value of our inventories and may experience future inventory valuation adjustment losses.

We anticipate cost of product sales as a percentage of product sales will improve in 2018 as compared to 2017. This improvement is expected to be largely due to the fact that GALLIPRANT manufacturing responsibilities have been assumed by Elanco. However, this margin improvement related to GALLIPRANT is expected to be partially offset by lower margins on ENTYCE as we are no longer selling inventories from process validation batches that were previously written down and by inventory valuation adjustment losses.

Royalty expense

During the three and nine months ended September 30, 2018, royalty expense increased by $0.9 million and $2.0 million, respectively, as compared to the corresponding 2017 periods. The increase in both periods was primarily a result of our product sales of NOCITA and ENTYCE, and Elanco’s product sales of GALLIPRANT. We believe any future royalty expense for the remainder of 2018 will be substantially dependent on Elanco’s ability to successfully commercialize GALLIPRANT in accordance with the Elanco Agreements, and our continuing efforts to commercialize NOCITA and ENTYCE.

Research and development

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% Change	2018	2017	% Change
	(Dollars in thousands)			(Dollars in thousands)

Contracted development costs	$632	$2,229	(71.6)%	$2,028	$8,669	(76.6)%
Personnel costs	772	835	(7.5)%	2,346	2,527	(7.2)%
Other costs	103	156	(34.0)%	914	378	>100.0%
Total research and development	$1,507	$3,220	(53.2)%	$5,288	$11,574	(54.3)%

During the three and nine months ended September 30, 2018, research and development expense decreased by $1.7 million and $6.3 million, respectively, as compared to the corresponding 2017 periods. The decrease during the three months ended September 30, 2018, was due primarily to a decrease in contracted development costs of $1.6 million due to fewer ongoing pivotal programs, a decrease in personnel costs of $0.1 million and a decrease in other costs of $0.1 million. The decrease during the nine months ended September 30, 2018, was due primarily to a decrease in contracted development costs of $6.6 million due to fewer ongoing pivotal programs and a decrease in personnel costs of $0.2 million, partially offset by an increase in other costs of $0.5 million primarily from an initial upfront option fee of $0.5 million pursuant to the collaboration and option agreement with AskAt.

Since we have completed several of our pivotal studies and achieved several development milestones for GALLIPRANT, ENTYCE and NOCITA, we expect our research and development expenses to be lower in the fourth quarter of 2018 than in the fourth quarter of 2017. Research and development expenses in the remainder of 2018 are expected to be primarily related to expanding the label of our approved therapeutics for additional indications and/or species and advancing our development portfolio.

Selling, general and administrative expense

During the three and nine months ended September 30, 2018, selling, general and administrative expense increased by $0.1 million, as compared to the corresponding 2017 periods. We expect selling, general and administrative expense to remain relatively consistent throughout 2018 as we have substantially completed the build out of our sales organization and corporate infrastructure in support of the commercialization of NOCITA and ENTYCE, and our co-promotion of GALLIPRANT.

In-process research and development

During the three and nine months ended September 30, 2018, in-process research and development expense increased by $0.0 million and $0.5 million, respectively, as compared to the corresponding 2017 periods. The increase during the nine months ended September 30, 2018, was solely due to an initial upfront license fee of $0.5 million pursuant to the exclusive license agreement with AskAt.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	September 30, 2018	December 31, 2017	Change %
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$54,285	$66,868	(18.8)%
Marketable securities - short-term	1,736	747	>100.0%
Total cash, cash equivalents and marketable securities	$56,021	$67,615	(17.1)%
Borrowings:
Loans payable, net	$25,243	$36,825	(31.5)%
Working capital:
Current assets	$91,068	$85,239	6.8%
Current liabilities	28,688	35,496	(19.2)%
Total working capital	$62,380	$49,743	25.4%

We have incurred significant net losses since our inception. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of September 30, 2018, we had an accumulated deficit of $232.6 million and cash, cash equivalents and short-term investments of $56.0 million.

We expect to continue to incur operating losses for the foreseeable future as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we may seek to fund our operations through corporate collaborations and licensing arrangements, or other sources such as public or private equity offerings and further debt (re)financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves, which could otherwise adversely affect our business prospects. Our failure to raise capital, as and when needed, would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. As disclosed in Note 8 to our consolidated financial statements, we have a term loan and a revolving credit facility with an aggregate principal balance of $24.5 million as of September 30, 2018. The terms of the loan agreement require us to maintain certain minimum liquidity at all times (the greater of cash equal to fifty percent (50%) of outstanding balance or remaining months’ liquidity, which is calculated on an average trailing three (3) month basis, equal to six (6) months or greater), which as of September 30, 2018, was approximately $12.3 million. If the minimum liquidity is not met, we may be required to repay the loans prior to their scheduled maturity dates. At September 30, 2018, we were in compliance with all financial covenants. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $56.0 million as of September 30, 2018, will allow us to fund our operations and our debt obligations for at least one year from the issuance of our consolidated financial statements. Our assessment through one year from the issuance of these consolidated financial statements does not include receipt of the $15.0 million milestone receivable under the Collaboration Agreement with Elanco. The receipt of the milestone payment will allow us to extend our cash beyond one year from the issuance of these consolidated financial statements into 2020.

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

During the three and nine months ended September 30, 2018, we sold 962,053 and 5,144,244 shares of common stock for aggregate net proceeds of $4.9 million and $24.2 million, after deducting commission fees of $0.2 million and $0.8 million and issuances costs of less than $0.1 million and $0.2 million, respectively. As of the date of this filing, approximately $24.9 million of shares of common stock remained available for sale under the Cowen Sales Agreement.

Indebtedness

On October 16, 2015, we and our wholly-owned subsidiary Vet Therapeutics, Inc. (together the “Borrowers”) entered into a Loan and Security Agreement, as amended on February 24, 2017 (the “Loan Agreement”), with Pacific Western Bank (“Pacific Western”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, a term loan in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line”), subject to certain conditions to funding. The Term Loan and the Revolving Line bear interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate, which is customarily defined. Under the Loan Agreement, all principal and accrued interest on the Term Loan is due on October 16, 2019 (the “Term Loan Maturity Date”), and all principal and accrued interest on the Revolving Line was due on October 16, 2017 (the “Prior Revolving Maturity Date”). Effective as of July 31, 2017, we amended the Loan Agreement (the “Second Amendment”). The terms of the Second Amendment, among other things, extended the maturity of the Revolving Line to October 16, 2019 (the “Revolving Line Maturity Date”), with amortized equal repayments of the principal outstanding under the Revolving Line beginning November 1, 2018, and provided a six (6) month interest only period for the Term Loan, starting on the date of the Second Amendment.

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

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among others, limits or restrictions on the Borrowers’ ability to incur liens, incur indebtedness, make certain restricted payments, make certain investments, merge, consolidate, make an acquisition, enter into certain licensing arrangements and dispose of certain assets. In addition, the Loan Agreement contains customary events of default that entitle the Lenders to cause the Borrowers’ indebtedness under the Loan Agreement to become immediately due and payable. The events of default, some of which are subject to cure periods, include, among others, a non-payment default, a covenant default, the occurrence of a material adverse change in our business, the occurrence of an insolvency, a material judgment default, defaults regarding other indebtedness and certain actions by governmental authorities. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 4% per annum will apply to all obligations owed under the Loan Agreement. The Loan Agreement requires that we maintain certain minimum liquidity at all times, which as of September 30, 2018, was approximately $12.3 million. If the minimum liquidity requirement is not met, the Borrowers may be required to repay the loans prior to their scheduled maturity dates. At September 30, 2018, the Borrowers were in compliance with all financial covenants, including the minimum liquidity covenant.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital at September 30, 2018, from December 31, 2017, reflects an increase in total current assets of $5.8 million and a decrease in total current liabilities of $6.8 million. The increase in total current assets was primarily driven by an increase in accounts receivable, primarily due to the $15.0 million GALLIPRANT sales milestone earned from Elanco, as well as by proceeds from the at-the-market offering and customer payments, partially offset by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories, selling, general and administrative expenses, and payments of debt principal and interest. The decrease in total current liabilities was primarily a result of payments for ENTYCE inventories and a decrease in licensing and collaboration commitment as a result of the adoption of the Accounting Standards Codification Topic 606, partially offset by an increase in the current portion of loans payable based on their amortization schedules.

Cash Flows

A summary of our cash flows for the nine months ended September 30, 2018 and 2017, is as follows:

	Nine Months Ended
	September 30,
	2018	2017
	(Dollars in thousands)
Net cash used in operating activities	$(23,768)	$(38,528)
Net cash used in investing activities	$(989)	$(3,514)
Net cash provided by financing activities	$12,187	$23,554

Net cash used in operating activities

During the nine months ended September 30, 2018, net cash used in operating activities was $23.8 million. We had a net loss of $6.1 million which includes a non-cash expense for stock-based compensation of $3.8 million, a non-cash depreciation and amortization expense of $0.7 million, a non-cash interest expense of $0.4 million and market value adjustments to inventories of $1.2 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by product sales revenues and licensing and collaboration revenues from the Collaboration Agreement with Elanco. Net cash used in operating assets and liabilities was primarily due to an increase in accounts receivable, net of $17.2 million, a decrease in accounts payable of $6.8 million, an increase in inventories of $1.4 million, and an increase in prepaid expenses and other current assets of $0.1 million, partially offset by an increase in accrued expenses and other liabilities of $1.5 million. The decrease in accounts payable was primarily related to payments for ENTYCE inventories and trade payables. The increase in accounts receivable was primarily due to the $15.0 million GALLIPRANT sales milestone earned from Elanco during the third quarter of 2018.

During the nine months ended September 30, 2017, net cash used in operating activities was $38.5 million. We had a net loss of $31.9 million which includes a non-cash expense for stock-based compensation of $5.5 million, a non-cash depreciation and amortization expense of $0.9 million, a non-cash interest expense of $0.4 million, and market value adjustments to inventories of $0.4 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by product sales revenues and licensing and collaboration revenues from the Elanco Agreements. Net cash used in operating assets and liabilities was primarily due to an increase in accounts receivable of $9.3 million, a decrease in accounts payable of $4.0 million, and a decrease in accrued expenses and other liabilities of $2.4 million, partially offset by a decrease in inventories of $1.7 million, a decrease in prepaid expenses and other current assets of $0.2 million and a decrease in other assets of $0.1 million. The decrease in accounts payable was primarily related to payments for GALLIPRANT inventories and trade payables. The increase in accounts receivable and the decrease in inventories were primarily related to GALLIPRANT sales. Also, accounts receivable increased due to receivables under the Elanco Agreements.

Net cash used in investing activities

During the nine months ended September 30, 2018, net cash used in investing activities was $1.0 million, which consisted of the purchases of investments of $3.0 million, partially offset by the proceeds from the maturities and sales of investments of $2.0 million.

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

Net cash provided by financing activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $12.2 million. Net cash provided by financing activities consisted of the proceeds, net of commission fees, from the issuance of common stock of $24.4 million, partially offset by $12.0 million of payments on loans payable and $0.2 million of payments for common stock issuance costs.

During the nine months ended September 30, 2017, net cash provided by financing activities was $23.6 million. Net cash provided by financing activities consisted of the proceeds, net of commission fees, from the issuance of common stock of $27.5 million and proceeds from stock option exercises of $0.2 million, partially offset by $3.5 million of payments on loans payable, $0.3 million of payments for common stock issuance costs and $0.2 million of payments for debt issuance costs.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of September 30, 2018, there were no material changes in our contractual obligations since December 31, 2017, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of September 30, 2018, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of September 30, 2018, we have committed to make potential future milestone payments to third parties of up to approximately $118.4 million, of which $86.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $79.4 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of September 30, 2018, such contingencies have not been recorded in our consolidated financial statements.

We anticipate that we may pay approximately $0.0 million and $2.0 million of milestone payments during the remainder of 2018 and the next 12 months, respectively, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancellable. As of September 30, 2018 and December 31, 2017, we had non-cancellable open orders for the purchase of inventories of $1.2 million and $7.1 million, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 14, 2018. As of September 30, 2018, there were no material changes to our market risks or management of such risks since December 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Repurchases of Common Stock

The repurchase activity for the three months ended September 30, 2018, was as follows:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased	Shares That May Yet Be
	of Shares		Price Paid	as Part of Publicly	Purchased Under the
	Purchased		Per Share	Announced Plan or Program	Plan or Program
July 1, 2018 - July 31, 2018	784	(1)	$4.36	—	N/A
August 1, 2018 - August 31, 2018	—		—	—	N/A
September 1, 2018 - September 30, 2018	949	(1)	5.96	—	N/A

(1) Consists of shares of restricted stock that were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2013 Incentive Award Plan.

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

ARATANA THERAPEUTICS, INC.

Date: November 2, 2018	By:	/s/ Steven St. Peter
Steven St. Peter, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 2, 2018	By:	/s/ Craig Tooman
Craig Tooman
Chief Financial Officer
(Principal Financial and Accounting Officer)