Form 10-Q
period 2019-03-31
ARATANA THERAPEUTICS, INC.
filed 2019-05-09
CIK 1509190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

_______________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

11400 Tomahawk Creek Parkway

Suite 340

Leawood, KS 66211

(913) 353-1000

(Address of principal executive offices, zip code and telephone number, including area code)

_______________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PETX	The Nasdaq Stock Market LLC

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

As of May 3, 2019, there were 48,969,374 shares of common stock outstanding.

ARATANA THERAPEUTICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARATANA THERAPEUTICS, INC.

Consolidated Balance Sheets (Unaudited)

(Amounts in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$36,561	$41,431
Short-term investments	496	1,240
Accounts receivable, net	4,859	2,204
Inventories	10,828	11,425
Prepaid expenses and other current assets	1,178	1,827
Total current assets	53,922	58,127
Property and equipment, net	575	693
Operating lease right-of-use asset	744	—
Goodwill	40,846	40,846
Intangible assets, net	7,956	6,099
Restricted cash	351	351
Other long-term assets	318	320
Total assets	$104,712	$106,436
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,969	$911
Accrued expenses and other current liabilities	4,729	4,646
Current portion – operating lease liability	398	—
Total current liabilities	8,096	5,557
Operating lease liability	398	—
Other long-term liabilities	—	57
Total liabilities	8,494	5,614
Commitments and contingencies (Notes 5, 15 and 16)
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018 and 48,347,297 and 48,048,914 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	48	48
Treasury stock, at cost; 129,603 and 94,107 shares at March 31, 2019 and December 31, 2018, respectively	(1,325)	(1,175)
Additional paid-in capital	353,078	350,745
Accumulated deficit	(248,025)	(241,238)
Accumulated other comprehensive loss	(7,558)	(7,558)
Total stockholders’ equity	96,218	100,822
Total liabilities and stockholders’ equity	$104,712	$106,436

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Licensing and collaboration revenue	$3,387	$1,706
Product sales	3,973	2,337
Total revenues	7,360	4,043
Costs and expenses
Cost of product sales	1,519	536
Royalty expense	1,692	806
Research and development	1,775	2,205
Selling, general and administrative	9,193	7,699
Amortization of intangible assets	143	130
In-process research and development	—	500
Total costs and expenses	14,322	11,876
Loss from operations	(6,962)	(7,833)
Other income (expense)
Interest income	174	141
Interest expense	—	(853)
Other income (expense), net	1	(3)
Total other income (expense)	175	(715)
Net loss	$(6,787)	$(8,548)
Net loss per share, basic and diluted	$(0.14)	$(0.19)
Weighted average shares outstanding, basic and diluted	48,277,129	44,788,068

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Comprehensive Loss (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(6,787)	$(8,548)
Other comprehensive income:
Foreign currency translation adjustment	—	405
Other comprehensive income	—	405
Comprehensive loss	$(6,787)	$(8,143)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(Amounts in thousands, except share data)

Three Months Ended March 31, 2019

					Accumulated	Treasury	Total
			Additional		Other	Stock	Stockholders'
	Common Stock		Paid-In	Accumulated	Comprehensive	at	Equity
	Shares	Par Value	Capital	Deficit	Loss	at Cost	(Deficit)
Balance at December 31, 2018	48,048,914	$48	$350,745	$(241,238)	$(7,558)	$(1,175)	$100,822
Compensation expense related to stock options and restricted stock awards	—	—	2,306	—	—	—	2,306
Vesting of restricted stock awards	325,057	—	—	—	—	—	—
Repurchase of common stock	(35,496)	—	—	—	—	(150)	(150)
Issuance of common stock related to option exercises	8,822	—	27	—	—	—	27
Net loss	—	—	—	(6,787)	—	—	(6,787)
Balance at March 31, 2019	48,347,297	$48	$353,078	$(248,025)	$(7,558)	$(1,325)	$96,218

Three Months Ended March 31, 2018

					Accumulated	Treasury	Total
			Additional		Other	Stock	Stockholders'
	Common Stock		Paid-In	Accumulated	Comprehensive	at	Equity
	Shares	Par Value	Capital	Deficit	Loss	at Cost	(Deficit)
Balance at December 31, 2017	42,532,725	$43	$321,599	$(233,316)	$(7,085)	$(1,107)	$80,134
At-the-Market issuance of common stock, net of $117 of issuance costs	3,383,963	3	15,495	—	—	—	15,498
Compensation expense related to stock options and restricted stock awards	—	—	1,384	—	—	—	1,384
Vesting of restricted stock awards	124,142	—	—	—	—	—	—
Repurchase of common stock	(8,688)	—	—	—	—	(42)	(42)
Issuance of common stock related to option exercises	1,708	—	5	—	—	—	5
ASC 606 adoption adjustment	—	—	—	6,800	—	—	6,800
Other comprehensive income	—	—	—	—	405	—	405
Net loss	—	—	—	(8,548)	—	—	(8,548)
Balance at March 31, 2018	46,033,850	$46	$338,483	$(235,064)	$(6,680)	$(1,149)	$95,636

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

ARATANA THERAPEUTICS, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(6,787)	$(8,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,306	1,384
Depreciation and amortization expense	261	249
Non-cash interest expense	—	140
Changes in operating assets and liabilities:
Accounts receivable, net	(2,655)	(32)
Inventories	597	(376)
Prepaid expenses and other current assets	649	360
Other assets	91	10
Accounts payable	58	(5,561)
Accrued expenses and other liabilities	(11)	(840)
Net cash used in operating activities	(5,491)	(13,214)
Cash flows from investing activities
Purchase of investments	(496)	(498)
Proceeds from maturities of investments	1,240	747
Net cash provided by investing activities	744	249
Cash flows from financing activities
Taxes paid for awards vested under equity incentive plans	(150)	(42)
Proceeds from stock option exercises	27	5
Proceeds from issuance of common stock, net of commissions and underwriter fees	—	15,614
Payments for common stock issuance costs	—	(57)
Payments on loans payable	—	(3,000)
Net cash provided by (used in) financing activities	(123)	12,520
Effect of exchange rate on cash	—	4
Net decrease in cash, cash equivalents and restricted cash	(4,870)	(441)
Cash, cash equivalents and restricted cash, beginning of period	41,782	67,218
Cash, cash equivalents and restricted cash, end of period	$36,912	$66,777
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$728
Supplemental disclosure of noncash investing and financing activities:
Unpaid common stock issuance costs included in accounts payable	$—	$38
Milestone capitalized as an intangible asset included in accounts payable	2,000	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2018 and the notes thereto in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019. In the opinion of management, all adjustments, consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included.

The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $248,025 as of March 31, 2019. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash, cash equivalents and short-term investments at March 31, 2019, will be sufficient to fund operations for at least one year from the issuance of these consolidated financial statements.

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

Consolidation

The Company’s consolidated financial statements include its financial statements, and those of its wholly-owned US subsidiary and a foreign subsidiary through its dissolution date in December 2018. Intercompany balances and transactions are eliminated in consolidation.

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

Property and Equipment, Net

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1,781 and $1,661, as of March 31, 2019 and December 31, 2018, respectively.

Leases

Effective January 1, 2019, the Company adopted ASC Topic 842 “Leases” (the “ASC 842”) using the modified retrospective transition approach. Prior to January 1, 2019, the Company recorded leases under ASC Topic 840 “Leases” (the “ASC 840”).

The Company determines if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use (“ROU”) assets,  lease liabilities – current portion (included in current liabilities) and lease liabilities (included in long-term liabilities) in the consolidated balance sheet as of March 31, 2019.  Operating lease ROU assets represent the right to use an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses the implicit rate when it is readily determinable. If leases do not provide an implicit rate, the

Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease. The Company gives consideration to its prior debt issuances as well as publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates.

The lease payments used to determine the operating lease ROU assets may include lease incentives, stated rent increases and escalation clauses linked to rates of inflation when determinable and are recognized in the operating lease assets in the consolidated balance sheets.  In addition, lease contracts may contain lease and nonlease components. The Company does not separate nonlease components from their related lease components. The Company excludes short-term leases (term of twelve months or less) from the balance sheet presentation. Lease expense is recognized on a straight-line basis over the lease term.

New Accounting Standards

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

	Three Months Ended
	March 31,
	2019	2018
Revenues
Licensing and collaboration revenue
GALLIPRANT	$3,387	$1,706
Total licensing and collaboration revenue	3,387	1,706
Product sales
NOCITA	$2,499	$1,547
ENTYCE	1,474	790
Total product sales	3,973	2,337
Total revenues	$7,360	$4,043

Product Sales

The Company generates product sales revenues primarily by selling its marketed therapeutics directly to end users (such as veterinarians, clinics, or animal hospitals) and distributors. Direct to end user sales revenues consist primarily of NOCITA sales, and distributor product sales revenues consist primarily of ENTYCE sales.

As of March 31, 2019 and December 31, 2018, reserves for NOCITA and ENTYCE product returns were $237 and $222, respectively.

Licensing and Collaboration Revenue

The Company generates licensing and collaboration revenue solely from the Collaboration, License, Development and Commercialization Agreement (as amended, the “Collaboration Agreement”) and Co-Promotion Agreement (collectively, “the Elanco Agreements”) with Elanco Animal Health, Inc. (“Elanco”) as follows:

•

sales-based royalties from the Elanco Agreements consisting of a percentage of net sales of GALLIPRANT by Elanco that are recognized as revenue as the underlying sales of GALLIPRANT are made by Elanco;

•

sales-based royalties from the Collaboration Agreement consisting of sales-based milestones of GALLIPRANT by Elanco that are recognized as revenue if and when the sales threshold is achieved by Elanco; and

•	regulatory milestones from the Collaboration Agreement that are recognized as revenue if and when achieved.

Unsatisfied Performance Obligations

As of March 31, 2019, the Company had no unsatisfied performance obligations.

3. Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The carrying values and estimated fair values of the Company’s financial assets which are measured at fair value on a recurring basis were as follows:

		Fair Value Measurements as of
	Carrying	March 31, 2019 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$9,672	$—	$9,672	$—	$9,672
Short-term investments:
Short-term marketable securities - certificates of deposit	496	—	496	—	496
	$10,168	$—	$10,168	$—	$10,168

		Fair Value Measurements as of
	Carrying	December 31, 2018 Using:
	Value	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Certificates of deposit	$9,424	$—	$9,424	$—	$9,424
Short-term investments:
Short-term marketable securities - certificates of deposit	1,240	—	1,240	—	1,240
	$10,664	$—	$10,664	$—	$10,664

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

The Company had no financial liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

4. Investments

Marketable Securities

Marketable securities consisted of the following:

	March 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$496	$—	$—	$496
Total	$496	$—	$—	$496

	December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Losses	Losses	Value
Short-term marketable securities:
Certificates of deposit	$1,240	$—	$—	$1,240
Total	$1,240	$—	$—	$1,240

At March 31, 2019 and December 31, 2018, short-term marketable securities consisted of investments that mature within one year. Short-term marketable securities are recorded as short-term investments in the consolidated balance sheets.

5. Inventories

Inventories are stated at the lower of cost and net realizable value and consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$121	$242
Work-in-process	7,607	8,999
Finished goods	3,100	2,184
	$10,828	$11,425

As of March 31, 2019, the Company had non-cancellable open orders for the purchase of inventories of $2,094,  which is expected to be paid in the next twelve months.

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

Goodwill as of March 31, 2019, was as follows:

	Gross	Impairment	Net
	Carrying Value	Losses	Carrying Value
Goodwill	$40,846	$—	$40,846

7. Intangible Assets, Net

The change in the net book value of intangible assets for the three months ended March 31, 2019, was as follows:

2019
As of January 1,	$6,099
Additions	2,000
Amortization expense	(143)
Impairment	—
As of the end of the period,	$7,956

The Company recognized amortization expense of $143 and $130 for the three months ended March 31, 2019 and 2018, respectively.

Amortized Intangible Assets

Amortized intangible assets as of March 31, 2019, were as follows (excluding intellectual property rights for formerly marketed products that were fully impaired in prior periods):

	Gross		Net	Weighted
	Carrying	Accumulated	Carrying	Average
	Value	Amortization	Value	Useful Life
Intellectual property rights for currently marketed products	$9,000	$1,044	$7,956	13.6	Years

Amortized intangible assets as of December 31, 2018, were as follows (excluding intellectual property rights for formerly marketed products that were fully impaired in prior periods):

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

As of March 31, 2019 and December 31, 2018, intellectual property rights for currently marketed products relate to intangible assets capitalized for NOCITA, GALLIPRANT and ENTYCE in conjunction with approval/post-approval milestone payments made under the Company's licensing agreements.

8. Debt

Loan and Security Agreements

Effective as of October 16, 2015, the Company and its wholly-owned subsidiary Vet Therapeutics, Inc. (the “Borrowers”), entered into a Loan and Security Agreement (“Loan Agreement”), with the Pacific Western Bank, as a collateral agent and Oxford Finance, LLC (collectively, the “Lenders”), pursuant to which the Lenders agreed to make available to the Company a term loan in an aggregate principal amount up to $35,000 (the “Term Loan”) and a revolving credit facility in an aggregate principal amount up to $5,000  (the “Revolving Line”), subject to certain conditions to funding. The Term Loan and the Revolving Line bore interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate.

On December 21, 2018, the Company repaid in full all outstanding indebtedness and terminated all commitments and obligations under its Loan Agreement between the Borrowers and the Lenders.

During the three months ended March 31, 2018, the Company recognized interest expense of $853 and amortization of debt issuance costs and accretion of final payment and termination fees of $140, recognized as interest expense.

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Payroll and related expenses	$1,514	$2,587
Professional fees	505	353
Royalty expense	1,712	812
Research and development costs	326	73
Accrued loss on a firm purchase commitment	—	72
Other	672	749
Total	$4,729	$4,646

10. Agreements

RaQualia Pharma Inc. (“RaQualia”)

On December 27, 2010, the Company entered into two Exclusive License Agreements with RaQualia (as amended, the “RaQualia Agreements”) that granted the Company global rights, subject to certain exceptions for injectables in Japan, Korea, China and Taiwan for development and commercialization of licensed animal health products for compounds RQ-00000005 (ENTYCE , also known as AT-002) and RQ-00000007 (GALLIPRANT, also known as AT-001). The Company will be required to pay RaQualia remaining milestone payments associated with GALLIPRANT and ENTYCE of up to $2,000 and $3,000, respectively, upon the Company’s achievement of certain development, regulatory and commercial milestones, as well as mid-single digit royalties on the Company’s or the Company’s sublicensee’s product sales.

As of March 31, 2019, the Company had paid $11,500 in milestone payments since the execution of the RaQualia Agreements. The Company achieved a $2,000 milestone during the three months ended March 31, 2019, which was capitalized as an intangible asset. This milestone was included in the accounts payable as of March 31, 2019, and is expected to be paid in the second quarter of 2019.  The Company does not expect to achieve any milestones related to the RaQualia Agreements in the next the twelve months.

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

As of March 31, 2019, the Company had paid $2,500 in milestone payments since execution of the Pacira Agreements, and no milestone payments were accrued.  No milestones were achieved during the three months ended March 31, 2019.  The Company does not expect to achieve any milestones related to the A&R Agreement in the next twelve months.

On April 26, 2019, the Company and Pacira entered into an amendment to the A&R License Agreement. This amendment revised certain terms related to the restrictions on competition set forth in the A&R License Agreement.

Elanco

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

As of March 31, 2019, the Company had earned, and had been paid by Elanco, sales milestones totaling $15,000, and no milestone payments were accrued. The Company will recognize revenue from any additional milestones if and when they are achieved by Elanco.

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

As of March 31, 2019, the Company had not accrued or paid any milestone or royalty payments since execution of the AskAt Agreement. The Company does not expect to achieve any milestones related to the AskAt Agreement in the next twelve months.

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

In December 2018, the Company exercised its right to terminate the COA, and on February 18, 2019, the termination became effective. As a result of the termination of the COA, the Company does not anticipate making any further COA-related payments to AskAt.

11. Common Stock

Authorized Common Stock

As of March 31, 2019 and December 31, 2018, the authorized number of shares of common stock was 100,000,000, par value $0.001 per share.

Common Stock Outstanding

As of March 31, 2019 and December 31, 2018, there were 48,347,297 and 48,048,914 shares of the Company’s common stock outstanding, net of 622,431 and 535,599 shares of unvested restricted common stock, respectively.

Treasury Stock

As of March 31, 2019 and December 31, 2018, there were 129,603 and 94,107 shares of the Company’s common stock held as treasury stock at a cost of $1,325 and $1,175, respectively. During the three months ended March 31, 2019 and 2018,  35,496 and 8,688 shares of restricted stock at a cost of $4.22 and $4.90 per share, respectively, were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to the Company’s 2013 Incentive Award Plan (the “2013 Plan”).

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

12. Stock-Based Awards

2010 Equity Incentive Plan

Activity related to stock options under the 2010 Equity Incentive Plan (the “2010 Plan”) for the three months ended March 31, 2019, was as follows:

Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
(In Years)

Outstanding as of December 31, 2018	53,383	$4.12	4.10	$107
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding as of March 31, 2019	53,383	$4.12	3.85	$48

No stock options have been granted under the 2010 Plan since the effective date of the 2013 Plan.

2013 Plan

On January 1, 2019, the annual increase in the number of shares available for issuance under the 2013 Plan was determined to be 1,203,369 shares in accordance with the automatic annual increase provisions of the 2013 Plan. As of March 31, 2019, there were 2,173,138 shares available for future grant under the 2013 Plan.

Activity related to stock options under the 2013 Plan for the three months ended March 31, 2019, was as follows:

			Weighted
	Shares	Weighted	Average
	Issuable	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(in Years)

Outstanding as of December 31, 2018	3,114,401	$9.86	6.85	$2,047
Granted	740,146	4.26
Exercised	(8,822)	3.14
Forfeited	(226,835)	5.73
Expired	(65,054)	7.39
Outstanding as of March 31, 2019	3,553,836	$9.02	5.93	$160

For the three months ended March 31, 2019, the weighted average grant date fair value of stock options granted was $2.68. For the three months ended March 31, 2019, the total intrinsic value of options exercised was $9 and the total received from stock option exercises was $27.

Activity related to restricted stock under the 2013 Plan for the three months ended March 31, 2019, was as follows:

		Weighted
		Average Grant
	Shares	Date Fair Value
Unvested restricted common stock as of December 31, 2018	535,599	$5.50
Issued	503,845	4.22
Vested	(325,057)	5.15
Forfeited	(91,956)	4.99
Unvested restricted common stock as of March 31, 2019	622,431	$4.72

For the three months ended March 31, 2019, the total fair value of restricted common stock vested was $1,358. The Company did not receive cash proceeds for any of the restricted common stock issued during the three months ended March 31, 2019.

Stock-Based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock as follows:

	Three Months Ended
	March 31,
	2019	2018
Cost of product sales and inventories	$8	$31
Research and development	133	170
Selling, general and administrative	2,165	1,183
	$2,306	$1,384

As of March 31, 2019, the Company had an aggregate of $3,780 and $2,589 of unrecognized stock-based compensation expense for options outstanding and restricted stock awards, respectively, which is expected to be recognized over a weighted average period of 2.96 years and 2.34 years, respectively.

13. Net Loss Per Share

Basic and diluted net loss per share was calculated as follows:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(6,787)	$(8,548)
Denominator:
Weighted average shares outstanding, basic and diluted	48,277,129	44,788,068
Net loss per share, basic and diluted	$(0.14)	$(0.19)

Stock options for the purchase of 3,607,219 and 3,254,139 shares of common stock and 622,431 and 809,684 of unvested restricted stock awards were excluded from the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018, respectively, because these stock-based awards had an anti-dilutive impact due to the net loss incurred for the period.

14. Income Taxes

The Company recorded no income tax expense or benefit during the three months ended March 31, 2019 and 2018, due to a full valuation allowance recognized against its deferred tax assets.

15. Leases

On January 1, 2019, the Company adopted the ASC 842 using the modified retrospective transition approach by applying the ASC 842 to leases existing at the date of the adoption with no restatement of prior periods or cumulative adjustment to the accumulated deficit.  Upon adoption of the ASC 842, the Company elected the package of practical expedients permitted under the ASC 842 transition guidance, which allowed the Company not to reassess prior conclusions related to any expired or existing contracts that are or contain a lease, the lease classification for any expired or existing leases and initial direct lease costs for any existing leases.  The Company elected a practical expedient to not separate nonlease components from the associated lease component,  therefore, it accounts for the nonlease components together with the associated lease component as a single lease component.

Upon adoption of the ASC 842, the Company recognized an operating lease ROU asset of $833 and a corresponding operating lease liability of $890 in the consolidated balance sheets. The adoption of the ASC 842 did not have an impact on the consolidated statements of operations. The operating ROU asset and the corresponding operating lease liability are related to the lease of the Company’s corporate headquarters in Leawood, Kansas. The lease will expire in February 2021, with an option to extend the lease for two additional consecutive terms of five years, which the Company was not reasonably certain to exercise as of lease inception and, accordingly, this option was not included in the determination of the lease term for the purposes of recognition of the operating lease ROU asset and the operating lease liability. The lease does not contain residual value guarantees or material restrictive covenants by the Company. The annual discount rate of approximately 7.3% was determined to be the incremental borrowing rate as the rate implicit in the lease was not readily determinable.

During three months ended March 31, 2019, the Company recognized lease cost of $105 in the consolidated statements of operations in the research and development and selling, general and administrative expenses. During the three months ended March 31, 2019, cash paid for amounts included in the measurement of the operating lease liability was $110, which was included in the operating cash flows. As of March 31, 2019, the remaining lease term was approximately two years.

Future minimum lease payments for operating leases and the present value of lease liability as of March 31, 2019, are as follows:

Year Ending December 31,
2019 (remaining periods)	$331
2020	450
2021	75
2022	—
2023	—
Thereafter	—
Total lease payments	856
Less: interest	(60)
Present value of lease liability	$796

Under the ASC 840, minimum lease commitments under non-cancelable operating leases for each of the next five years and total thereafter as of December 31, 2018, were as follows:

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

17. Agreement and Plan of Merger

On April 26, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elanco and Elanco Athens Inc., a direct wholly owned subsidiary of Elanco (“Acquisition Sub”). Upon the terms and subject to the conditions of the Merger Agreement, Elanco and the Company have agreed that Acquisition Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Elanco (the “Merger”).

Upon completion of the Merger, each share of the Company’s common stock that is outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive (A) 0.1481 validly issued, fully paid and non-assessable share of Elanco common stock, no par value per share, plus (B) one contingent value right representing the right to receive $0.25 in cash if the Company, Elanco or their respective affiliates achieve cumulative net sales of an animal health product that contains capromorelin as an API equal to or exceeding (a) $25,000 during the period beginning on July 1, 2019 and ending on December 31, 2020, or (b) $50,000 during the period beginning on July 1, 2019 and ending on December 31, 2021.

The Merger Agreement contains customary representations, warranties and covenants by the Company, Elanco, and Acquisition Sub, and it may be terminated by mutual written consent of Elanco and the Company under certain conditions. The Merger Agreement provides that, upon termination of the Merger Agreement under specified circumstances, including termination of the Merger Agreement by Elanco as a result of an adverse change in the recommendation of the Company’s Board of Directors or by the Company in order to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement), the Company may be required to pay Elanco a termination fee of $7,000.

Consummation of the Merger is subject to certain closing conditions, including receipt of the necessary approval by the Company’s stockholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, and other customary closing conditions. The Company’s Board of Directors has unanimously approved the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the statements contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. In this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements. The forward-looking statements herein include without limitation, statements with respect to our plans and strategy for our business, the structure, timing and completion of the proposed Merger, any anticipated effects of the announcement, pendency or completion of the Merger on the value of Aratana’s stock for its stockholders, including as a result of changes in the market price or rights of shares of Elanco common stock to be received by Aratana stockholders in the proposed Merger, anticipated timing of regulatory submissions and approvals, anticipated timing of availability and announcement of study results, anticipated timing of launch and commercialization of therapeutic candidates, ongoing efforts regarding the commercialization of therapeutic candidates, beliefs regarding market opportunities for our products and potential success of our therapeutic candidates, and anticipated milestone payments. These and other forward-looking statements included in this Quarterly Report on Form 10-Q involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to: our history of operating losses and our expectation that we will continue to incur losses for the foreseeable future; failure to obtain sufficient capital to fund our operations; risks relating to the impairment of intangible assets; risks pertaining to legal proceedings, including stockholder class action lawsuits; unstable market and economic conditions; restrictions on our financial flexibility due to the terms of future financing arrangements, including credit facilities; our substantial dependence upon the commercial success of our therapeutics; development of our biologic therapeutic candidates is dependent upon relatively novel technologies and uncertain regulatory pathways, and biologics may not be commercially viable; denial or delay of regulatory approval for our existing or future therapeutic candidates; failure of our therapeutic candidates that receive regulatory approval to achieve market acceptance or achieve commercial success; product liability lawsuits that could cause us to incur substantial liabilities and limit commercialization of current and future therapeutics; failure to realize anticipated benefits of our acquisitions and difficulties associated with integrating the acquired businesses; development of pet therapeutics is a lengthy and expensive process with an uncertain outcome; competition in the pet therapeutics market, including from generic alternatives to our therapeutic candidates, and failure to compete effectively; failure to identify, license or acquire, develop and commercialize additional therapeutic candidates; failure to attract and retain senior management and key scientific personnel; our reliance on third-party manufacturers, suppliers and collaboration partners, including with respect to adequate quality control and compliance with regulatory requirements, difficulties with complex and unique manufacturing processes, their ability to obtain raw materials and the conduct of our target animal studies; regulatory restrictions on the marketing of our approved therapeutics and therapeutic candidates; our small commercial sales organization, and any failure to create a sales force or collaborate with third-parties to commercialize our approved therapeutics and therapeutic candidates; difficulties in managing the growth of our company; significant costs of being a public company; risks related to the effectiveness of our internal controls; changes in distribution channels for pet therapeutics; consolidation of our veterinarian customers; limitations on our ability to use our net operating loss carryforwards; the impact of tax reform legislation; impacts of generic products; safety, quality or efficacy concerns with respect to our therapeutic candidates; effects of system failures or security breaches; delay or termination of the development of grapiprant therapeutic candidates and commercialization of grapiprant products that may arise from termination of or failure to perform under the collaboration agreement and/or the co-promotion agreements with Elanco; risks relating to customer exposure to rising costs and reduced customer income; risks relating to a highly competitive health industry; failure to obtain ownership of issued patents covering our therapeutic candidates or failure to prosecute or enforce licensed patents; failure to comply with our obligations under our license agreements; effects of patent or other intellectual property lawsuits; failure to protect our or our licensors’ intellectual property; changing patent laws and regulations; non-compliance with any legal or regulatory requirements; litigation resulting from the misuse of our confidential information; the uncertainty of the regulatory approval process and the costs associated with government regulation of our therapeutic candidates; failure to obtain regulatory approvals in foreign jurisdictions; effects of legislative or regulatory reform with respect to pet therapeutics; the volatility of the price of our common stock; the additional compliance requirements now that we are no longer an emerging growth company; dilution of our common stock as a result of future financings; the influence of certain significant stockholders over our business; and provisions in our charter documents and under Delaware law could delay or prevent a change in control. These and other important factors discussed under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2019, and under the caption “Risk Factors” in this Quarterly Report on Form 10-Q, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Overview

Aratana Therapeutics, Inc. (“Aratana,” the “Company,” “we,” “us,” or “our”) is a pet therapeutics company focused on the development and commercialization of innovative therapeutics for dogs and cats. Our mission is to successfully develop and deliver best-in-class therapeutics, provide comprehensive service to veterinarians and serve as a collaborator of choice for human and animal health companies. We believe our therapeutics are highly differentiated, resolve recognizable needs in compelling markets and have therapeutic profiles superior to the standard of care.

We have three marketed therapeutics in the U.S., including NOCITA® (bupivacaine liposome injectable suspension) as a local post-operative analgesia for cranial cruciate ligament surgery in dogs and as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats; ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs; and GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs, which we co-promote under an agreement with Elanco Animal Health, Inc. (“Elanco”). Our Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) is conditionally licensed by the United States Department of Agriculture’s (“USDA”) Center for Veterinary Biologics (“CVB”) and is available at approximately two dozen sites across the United States. Our pipeline has multiple therapeutic candidates in development for potential treatments of feline and canine conditions.

We have incurred significant net losses since our inception. Our net loss for the three months ended March 31, 2019, was $6.8 million.  These losses have resulted principally from costs incurred in connection with in-licensing our therapeutic candidates, research and development activities, and selling, general and administrative costs associated with our operations. As of March 31, 2019, we had a deficit accumulated since inception of $248.0 million and cash, cash equivalents, restricted cash and short-term investments of $37.4 million.

Business Updates

During the three months ended March 31, 2019, we recorded $7.4 million in total revenues consisting of the following revenues:

•

$2.5 million in NOCITA net product sales, which represents another quarter of sequential growth in net product sales. The NOCITA account base and average monthly order size both increased in the first quarter of 2019 when compared to the same period in 2018, as well as the fourth quarter of 2018.

•

$1.5 million in ENTYCE net product sales, with growth attributed to strong re-order rates from existing customers and a growing account base compared to the same period in 2018, and as compared to the fourth quarter of 2018. We plan to continue focusing on growing use in existing customers, driving usage in chronic conditions and increasing days of use.

•	$3.4 million in licensing and collaboration revenue from Elanco, including revenues from net sales in Europe following GALLIPRANT launch in Europe in the first quarter of 2019.

In the first quarter of 2019, we continued to make progress on our pipeline of therapeutic candidates:

•

In February 2019, we received a technical section complete letter for AT-002, capromorelin in cats, from the FDA’s Center for Veterinary Medicine (“CVM”). We anticipate that target enrollment in the field effectiveness study of capromorelin for weight management in cats with chronic kidney disease will be completed in mid-2019.

•

In the first quarter of 2019, we executed an agreement with an active pharmaceutical ingredient (“API”) manufacturer and initiated early formulation work for AT-019, a potent and innovative EP4 receptor antagonist therapeutic candidate with potential in pain, inflammation and other indications.

Proposed Merger with Elanco (the “Merger”)

On April 26, 2019, Aratana entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Elanco. Including the contingent value right (“CVR”), the proposed transaction represents aggregate value of up to approximately $245 million, based on the proposed exchange ratio and the closing prices of Aratana common stock and Elanco common stock on April 24, 2019.

•

Upon completion of the Merger, each share of Aratana’s common stock that is outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive (A) 0.1481 validly issued, fully paid and non-assessable share of Elanco common stock, no par value per share, plus (B) one CVR representing the right to receive $0.25 in cash if the Company, Elanco or their respective affiliates achieve cumulative net sales of an animal health product that contains capromorelin as an API equal to or exceeding (a) $25.0 million during the period beginning on July 1, 2019 and ending on December 31, 2020, or (b) $50.0 million during the period beginning on July 1, 2019 and ending on December 31, 2021.

•

Aratana’s Board of Directors has unanimously approved the Merger. Consummation of the Merger is subject to certain closing conditions, including receipt of necessary approval by the Aratana’s stockholders at a special meeting (“Special Meeting”) and clearance under the Hart-Scott-Rodino Antitrust Improvements Act, as amended, and other customary closing conditions.

•

Under specified circumstances, including termination of the Merger Agreement by Elanco as a result of an adverse change in the recommendation of the Aratana’s Board of Directors or by Aratana in order to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement), Aratana may be required to pay Elanco a termination fee of $7.0 million.

Sales and Marketing

We recorded $7.4 million in total revenues in the first quarter of 2019, including NOCITA net product sales of $2.5 million, ENTYCE net product sales of $1.5 million and GALLIPRANT licensing and collaboration revenue of $3.4 million. Revenues in the first quarter of 2018 were $4.0 million and consisted of $1.7 million of GALLIPRANT licensing and collaboration revenue, $1.5 million of NOCITA net product sales and $0.8 million of ENTYCE net product sales.

NOCITA® (bupivacaine liposome injectable suspension) for single-dose infiltration into the surgical site to provide local post-operative analgesia for cranial cruciate ligament surgery in dogs and for use as a peripheral nerve block to provide regional post-operative analgesia following onychectomy in cats.

NOCITA is a long-acting local anesthetic that provides up to 72 hours of post-operative pain relief. NOCITA was made commercially available to veterinarians in the United States in October 2016 through our direct sales organization. In the first quarter of 2019, we recorded $2.5 million in NOCITA net product sales. Net product sales have increased sequentially every quarter since the launch of NOCITA.

In the first quarter of 2019, the number of accounts purchasing NOCITA continued to increase. When compared to the first quarter of 2018, the number of clinics purchasing NOCITA in the first quarter of 2019 increased by nearly 50% and by more than 10% since the fourth quarter of 2018. In addition to a growing customer base, our data indicates that customers acquired one year ago have sequentially increased their average monthly order size by 25% from $1,700 a month to $2,100 a month.

We believe NOCITA remains most relevant to surgeons at this time, however, we also see an increase in interest from general practitioners. We have commenced the prior-approval submission process for a smaller vial size (10 mL) and if approved, we anticipate the 10 mL vial could be available in the fall of 2019. We believe having NOCITA available in a smaller vial size has the potential to further expand our account base and add general practitioner clinics.

ENTYCE® (capromorelin oral solution) for appetite stimulation in dogs.

ENTYCE was made commercially available to veterinarians in the United States in October 2017 through our direct sales organization and our network of national and regional distributors. In the first quarter of 2019, we recorded $1.5 million in ENTYCE net product sales.

In the first quarter of 2019, there were more than 9,000 accounts ordering ENTYCE, which is an approximately 60% increase over the same period of 2018. Additionally, in the first quarter of 2019, our data shows that on average, accounts ordered approximately 2.3 times within the quarter.

Aratana has commenced pilot initiatives to reach dog owners to increase awareness for treatment options if they see changes in their dog's eating behavior. In addition, Aratana recorded strong attendance at key continuing education events at veterinary conferences during the first quarter of 2019 (including VMX and WVC), which continues to showcase interest by veterinarians and the importance of customer education. As we continue to increase the awareness of the inappetence market and educate on the benefits of using ENTYCE, we plan to continue focusing on growing use in existing customers, driving usage in chronic conditions and increasing days of use. Aratana is continuing to explore capromorelin for weight management in cats with chronic kidney disease and if approved, we believe the therapeutic candidate may better address weight loss in cats as a mimetic to the naturally occurring hunger hormone.

GALLIPRANT® (grapiprant tablets) for the control of pain and inflammation associated with osteoarthritis in dogs.

In January 2017, GALLIPRANT was made commercially available to veterinarians in the United States through our commercial collaboration partner, Elanco, our sales organization, and distributors. Aratana recorded $3.4 million in licensing and collaboration revenue in the first quarter of 2019.

ARATANA LICENSING & COLLABORATION REVENUES FOR GALLIPRANT

(IN MILLIONS)

$0.8
$1.2
$1.5
$1.7
$1.9
$3.4
$1.3
$3.4
Q2 2017
Q3 2017[1]
Q4 2017
Q1 2018
Q2 2018
Q3 2018[2]
Q4 2018
Q1 2019

GALLIPRANT was made commercially available in the first quarter of 2017.

1. *Does not include a one-time non-recurring $1.0 million manufacturing payment*
2. *Does not include a one-time non-recurring $15.0 million commercial milestone payment*

Under our Collaboration, License, Development and Commercialization Agreement (as amended, the “Collaboration Agreement”) with Elanco, Elanco has exclusive rights to Grapiprant Products globally outside the United States for development, manufacturing, marketing and commercialization in additional species and/or indications. In the first quarter of 2019, Elanco launched GALLIPRANT in Europe. If Elanco successfully expands the label in Europe for GALLIPRANT to include inflammation, we are eligible to receive a $4.0 million milestone payment, which may occur after 2019.

Canine Osteosarcoma Vaccine, Live Listeria Vector (AT-014) for the treatment of dogs diagnosed with osteosarcoma, one year of age or older.

In the first quarter of 2018, we made AT-014 available for purchase at approximately two dozen veterinary oncology practice groups participating in an extended field safety study across the United States. We anticipate completing target enrollment for the field safety study in the coming months and we will continue to sell the therapeutic at the study site locations while we prepare to submit the data from the safety study to USDA. We anticipate the safety study data will support our application for full USDA licensure. While the study is on-going, product sales will offset research and development expenses, whereas following completion of the study, product sales will be included in product sales revenues.

Research and Development

The following summarizes our regulatory and development advances in the first quarter of 2019 for therapeutic candidates being developed under FDA regulations:

AT-002 (capromorelin) for cats.

AT-002,  in-licensed from RaQualia Pharma Inc. (“RaQualia”), is a cat-specific formulation of capromorelin, a ghrelin receptor agonist. Currently, AT-002 is being evaluated in an ongoing, FDA-concurred field effectiveness study for weight management in cats with chronic kidney disease and we anticipate target enrollment will be completed in mid-2019. Once enrollment is completed, we anticipate data will readout in late-2019 with a technical section submission for efficacy to follow. In February 2019, we received a technical section complete letter for target animal safety from CVM for AT-002. In December 2018, we submitted the technical section for chemistry, manufacturing and controls (“CMC”).

AT-018 (timapiprant) for dogs.

AT-018, which we in-licensed from Atopix Therapeutics Ltd., is an oral CRTH2 antagonist for the potential treatment of atopic dermatitis in dogs. In April 2017, we initiated a pilot study evaluating timapiprant for the prevention of clinical signs of atopic dermatitis in at-risk dogs and anticipate completing target enrollment in 2019. The pilot study is evaluating the therapeutic candidate in nearly 100 dogs and is anticipated to continue through the on-going allergy season. We believe we may benefit from new regulations on CVM’s conditional approval pathway introduced with the 2018 reauthorization of the Animal Drug User Fee Act (“ADUFA”).

AT-019.

In February 2018, we licensed exclusive, worldwide rights to develop and commercialize AT-019 from AskAt Inc. (“AskAt”). AT-019 is a potent and innovative EP4 receptor antagonist therapeutic candidate with potential in pain, inflammation and other indications. We executed an agreement with an API manufacturer in the first quarter of 2019 and have begun transferring the manufacturing process and early formulation work. In connection with the license agreement with AskAt, Aratana also entered into a collaboration and option agreement (“COA”) with AskAt for an option to acquire multiple therapeutic candidates with potential in pain, allergy and cancer. In December 2018, Aratana exercised its right to terminate the COA, and on February 18, 2019, the termination became effective.

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

Except as discussed in Note 1, “Summary of Significant Accounting Policies – New Accounting Standards,” and Note 15, “Leases,” to our consolidated financial statements included elsewhere in this filing, there have been no material changes to our critical accounting policies through March 31, 2019, from those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 13, 2019.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
	2019	2018	% Change
	(Dollars in thousands)
Revenues:
Licensing and collaboration revenue	$3,387	$1,706	98.5%
Product sales	3,973	2,337	70.0%
Total revenues	7,360	4,043	82.0%
Costs and expenses:
Cost of product sales	1,519	536	>100.0%
Royalty expense	1,692	806	>100.0%
Research and development	1,775	2,205	(19.5)%
Selling, general and administrative	9,193	7,699	19.4%
Amortization of intangible assets	143	130	10.0%
In-process research and development	—	500	(100.0)%
Other income (expense):
Interest income	174	141	23.4%
Interest expense	—	(853)	(100.0)%
Other expense, net	1	(3)	<(100.0)%

Revenues

During the three months ended March 31, 2019, total revenues increased by $3.3 million as compared to the corresponding 2018 period as a result of an increase of $1.7 million in licensing and collaboration revenue recognized from the Collaboration Agreement and the Co-Promotion Agreement with Elanco (collectively, the “Elanco Agreements”) and an increase in net product sales of $1.6 million. During the three months ended March 31, 2019 and 2018, product sales consisted of net sales of NOCITA and ENTYCE.

We believe that product sales for the remainder of 2019 will consist primarily of a combination of sales of ENTYCE and NOCITA. Any licensing and collaboration revenue in the remainder of 2019 will be substantially dependent on continued success by Elanco to commercialize GALLIPRANT in accordance with the Elanco Agreements.

Cost of product sales

During the three months ended March 31, 2019, cost of product sales increased by $1.0 million as compared to the corresponding 2018 period. The increase was due to an increase in cost of product sales of both ENTYCE and NOCITA. ENTYCE product margins were lower during the three months ended March 31, 2019 as compared to the corresponding 2018 period during which we were selling process validation batch inventories that were previously written down.

We anticipate cost of product sales as a percentage of product sales will improve in 2019 as compared to 2018, which included $2.7 million of market value adjustments to inventories recorded in the second, third and fourth quarters of 2018, as we believe we have normalized our inventory levels based on product performance.

Royalty expense

During the three months ended March 31, 2019, royalty expense increased by $0.9 million as compared to the corresponding 2018 period. The increase was primarily a result of our product sales of NOCITA and ENTYCE, and Elanco’s product sales of GALLIPRANT.

We believe any future royalty expense for the remainder of 2019 will be substantially dependent on continued success by Elanco to commercialize GALLIPRANT in accordance with the Elanco Agreements, and our continuing efforts to commercialize NOCITA and ENTYCE.

Research and development

	Three Months Ended
	March 31,
	2019	2018	% Change
	(Dollars in thousands)

Contracted development costs	$879	$761	15.5%
Personnel costs	799	844	(5.3)%
Other costs	97	600	(83.8)%
Total research and development	$1,775	$2,205	(19.5)%

During the three months ended March 31, 2019, research and development expense decreased by $0.4 million as compared to the corresponding 2018 period.  The decrease was primarily due to a $0.5 million initial upfront option fee pursuant to the COA with AskAt included in other costs during the three months ended March 31, 2018, partially offset by an increase in contracted development costs of $0.1 million primarily related to our AT-019 EP4 antagonist therapeutic candidate.

We expect that our development efforts in the remainder of 2019 will be focused on completing the capromorelin cat study, fully enrolling our AT-018 atopic dermatitis pilot study and advancing AT-019. We anticipate research and development costs to increase slightly in 2019 as compared to 2018 as we move these programs forward.

Selling, general and administrative expense

During the three months ended March 31, 2019, selling, general and administrative expense increased by $1.5 million, as compared to the corresponding 2018 period. The increase was primarily due to an increase of $1.9 million in the stock-based compensation and severance expenses related to the resignation of the former President and Chief Executive Officer of Aratana, Steven St. Peter, in January 2019. This increase was partially offset by a decrease of $0.4 million in other personnel costs, primarily due to lower stock-based compensation expenses.

We anticipate selling, general and administrative expense to increase for the remainder of 2019 as compared to the corresponding 2018 period due to expenses related to the proposed Merger and related matters. Selling, general and administrative expense related to current operations is expected to be relatively consistent for the remainder of 2019 as compared to the corresponding 2018 period.

In-process research and development

During the three months ended March 31, 2019, in-process research and development expense decreased by $0.5 million as compared to the corresponding 2018 period. The decrease was solely due to an initial upfront license fee of $0.5 million pursuant to the exclusive license agreement with AskAt which was recorded in the three months ended March 31, 2018.

Interest expense

During the three months ended March 31, 2019, interest expense decreased by $0.9 million as compared to the corresponding 2018 period due to full repayment of the outstanding indebtedness under our debt agreements in December 2018.

Financial Condition, Liquidity and Capital Resources

Our financial condition is summarized as follows:

	March 31, 2019	December 31, 2018	Change %

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$36,561	$41,431	(11.8)%
Marketable securities - short-term	496	1,240	(60.0)%
Total cash, cash equivalents and marketable securities	$37,057	$42,671	(13.2)%
Working capital:
Current assets	$53,922	$58,127	(7.2)%
Current liabilities	8,096	5,557	45.7%
Total working capital	$45,826	$52,570	(12.8)%

We have incurred significant net losses since our inception. Our net loss for the three months ended March 31, 2019, was $6.8 million. These losses have resulted principally from costs incurred in connection with in-licensing of our therapeutic candidates, research and development activities and selling, general and administrative costs associated with our operations. As of March 31, 2019, we had an accumulated deficit of $248.0 million and cash, cash equivalents and short-term investments of $37.1 million.

We expect to continue to incur operating losses for the foreseeable future as we work to develop and commercialize our therapeutics and therapeutic candidates. If we cannot generate sufficient cash from operations in the future, we will seek to fund our operations through corporate collaborations and licensing arrangements, or other sources, such as public or private equity and further debt financings. If we are not able to raise additional capital on terms acceptable to us, or at all, as and when needed, we would be forced to delay, reduce, or eliminate certain research and development programs, reduce or eliminate discretionary operating expenses or grant rights to develop and market therapeutics or therapeutic candidates that we would otherwise prefer to develop and market ourselves, which could otherwise adversely affect our business prospects. Our failure to raise capital, as and when needed, would have a negative impact on our financial condition and our ability to pursue our business strategies as this capital is necessary for us to perform the research and development and commercial activities required to generate future revenue streams. As of the date of the filing of this Quarterly Report on Form 10-Q, we believe that our existing cash, cash equivalents and short-term investments of $37.1 million as of March 31, 2019, will allow us to fund our operations for at least one year from the issuance of our consolidated financial statements.

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

During the three months ended March 31, 2018, we sold 3,383,963 shares of common stock for aggregate net proceeds of $15.5 million, after deducting commission fees of $0.5 million and issuances costs of $0.1 million. As of the date of this filing, approximately $24.9 million of shares of common stock remained available for sale under the Cowen Sales Agreement.

Indebtedness

On October 16, 2015, we and Vet Therapeutics (together the “Borrowers”) entered into a Loan and Security Agreement, as amended on February 24, 2017 (the “Loan Agreement”), with the Pacific Western Bank (“Pacific Western”) as collateral agent (“Collateral Agent”) and a lender and Oxford Finance LLC as a lender (“Oxford” and together with Pacific Western, the “Lenders”), pursuant to which the Lenders agreed to make available to the Borrowers, a term loan in an aggregate principal amount up to $35.0 million (the “Term Loan”), and a revolving credit facility in an aggregate principal amount up to $5.0 million (the “Revolving Line”) subject to certain conditions to funding. The Term Loan and the Revolving Line bore interest per annum at the greater of (i) 6.91% or (ii) 3.66% plus the prime rate.

On December 21, 2018, we repaid in full all outstanding indebtedness and terminated all commitments and obligations under the Loan Agreement between the Borrowers and the Lenders. We did not incur any early termination penalties as a result of the repayment of our outstanding indebtedness or termination of the Loan Agreement. In connection with repayment of our outstanding indebtedness, we were automatically and permanently released from all security interests, mortgages, liens and encumbrances under the Loan Agreement.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital at March 31, 2019, from December 31, 2018, reflects a decrease in total current assets of $4.2 million and an increase in total current liabilities of $2.5 million. The decrease in total current assets was primarily driven by a decrease in cash and cash equivalents due to payments for our research and development activities related to our programs, payments for inventories and selling, general and administrative expenses. The increase in total current liabilities was primarily due to $2.0 million milestone payable to RaQualia, included in accounts payable in the consolidated balance sheets, and an increase in the current portion of the operating lease liability as a result of the adoption of the ASC 842.

Cash Flows

A summary of our cash flows for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended
	March 31,
	2019	2018
	(Dollars in thousands)
Net cash used in operating activities	$(5,491)	$(13,214)
Net cash provided by investing activities	$744	$249
Net cash provided by (used in) financing activities	$(123)	$12,520

Net cash used in operating activities

During the three months ended March 31, 2019, net cash used in operating activities was $5.5 million. We had a net loss of $6.8 million which includes a non-cash expense for stock-based compensation of $2.3 million and a non-cash depreciation and amortization expense of $0.3 million. Our net loss was primarily attributed to our research and development activities related to our programs and our selling, general and administrative expenses, partially offset by product sales revenues and licensing and collaboration revenues from the Collaboration Agreement with Elanco. Net cash used in operating assets and liabilities was primarily due to an increase in accounts receivable, net of $2.7 million, partially offset by a decrease in inventories of $0.6 million, a decrease in prepaid expenses and other current assets of $0.6 million, a decrease in other assets of $0.1 million and an increase in accounts payable of $0.1 million. The increase in accounts receivable, net was primarily due licensing and collaboration revenue receivable from Elanco.

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

Net cash provided by investing activities

During the three months ended March 31, 2019, net cash provided by investing activities was $0.7 million, which consisted of the proceeds from the maturities and sales of investments of $1.2 million, partially offset by the purchases of investments of $0.5 million.

During the three months ended March 31, 2018, net cash provided by investing activities was $0.2 million, which primarily consisted of the proceeds from the maturities and sales of investments of $0.7 million, partially offset by the purchases of investments of $0.5 million.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2019, net cash used in financing activities was $0.1 million, primarily due to taxes paid for awards vested under equity incentive plans.

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

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under our loans payable, non-cancellable operating leases, minimum royalties and other purchase obligations, excluding amounts related to other funding commitments, contingent development, regulatory and commercial milestone payments, contract manufacturer commitments and off-balance sheet arrangements as described below. As of March 31, 2019, there were no material changes in our contractual obligations since December 31, 2018, except for the contract manufacturer commitments described below.

Other Funding Commitments

As of March 31, 2019, we have several ongoing development programs in various stages of the regulatory process. Our most significant expenditures are to clinical research and contract manufacturing organizations. The contracts are generally cancellable, with notice, at our option.

Contingent Development, Regulatory and Commercial Milestone Payments

Based on our development plans as of March 31, 2019, we have committed to make potential future milestone payments to third parties of up to approximately $116.4 million, of which $84.4 million are for commercial milestones, as part of our various collaborations, including licensing and development programs. Approximately $79.4 million of the commercial milestones relate to the achievement of various sales thresholds. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred or was not considered probable as of March 31, 2019, such contingencies have not been recorded in our consolidated financial statements.

As of March 31, 2019, we achieved a $2.0 million milestone that has not been paid and is not included in the $116.4 million amount. We anticipate that this milestone will be paid in the second quarter of 2019.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones that may not be achieved.

Contract Manufacturer Commitments

Our independent CMOs manufacture our products and product components based on our forecasts. These forecasts are based on estimates of future demand for our products, which are in turn based on available historical trends and analysis from sales and product marketing organizations, adjusted for overall market conditions. In order to reduce manufacturing lead times and plan for adequate supply, we may issue forecasts and orders for components and products that are non-cancellable. As of March 31, 2019, we had non-cancellable open orders for the purchase of inventories of $2.1 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 13, 2019. As of March 31, 2019, there were no material changes to our market risks or management of such risks since December 31, 2018.

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

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the fiscal quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. There were no significant changes to our internal control over financial reporting due to the adoption of the new standards.

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

Risks Related to the Merger

The number of shares of Elanco common stock that Aratana stockholders will receive as Merger consideration is based on a fixed exchange ratio and will not be adjusted in the event of any change in the price of either Elanco common stock or Aratana common stock. Because the market price of Elanco common stock will fluctuate, Aratana stockholders cannot be certain of the value of the Merger consideration that they will receive in the Merger.

At the effective time of the Merger, each share of Aratana common stock (other than shares held by Elanco, Aratana or their respective direct or indirect wholly owned subsidiaries) issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive (i) 0.1481 validly issued, fully paid and non-assessable shares of Elanco common stock, plus (ii) CVR representing the right to receive $0.25 in cash if a specified milestone is achieved. The exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Elanco common stock or Aratana common stock. Changes in the market price of Elanco common stock prior to the Merger will affect the market value of the stock portion of the Merger consideration that Aratana stockholders will receive upon the closing of the Merger. Stock price changes may result from a variety of factors (many of which are beyond the control of Elanco and Aratana), including the following:

•	market reaction to the announcement of the Merger and Elanco’s prospects following the effective time of the Merger;
•	changes in the respective businesses, operations, assets, liabilities, financial positions and prospects of Elanco and Aratana or in market assessments thereof;
•	changes in the operating performance of Elanco, Aratana or similar companies;
•	changes in market valuations of similar companies;
•	market assessments of the likelihood that the Merger will be completed;
•	interest rates, general market and economic conditions;
•	federal, state and local legislation, governmental regulation and legal developments relevant to the businesses in which Elanco and Aratana operate;
•	dissident stockholder activity, including any litigation challenging the Merger;
•	changes that affect Elanco’s and Aratana’s industry, the U.S. or global economy, or capital, financial or securities markets generally; and
•	other factors beyond the control of either Elanco or Aratana, including those described or referred to elsewhere in this “Risk Factors” section.

The market price of Elanco common stock at the closing of the Merger may vary from its price on the date the Merger Agreement was executed, on the date of this Quarterly Report on Form 10-Q and on the date of the Aratana Special Meeting. As a result, the market value of the Merger consideration represented by the exchange ratio will fluctuate until the closing of the Merger. Because the Merger will be completed after the date of the Aratana Special Meeting, at the time of the Aratana Special Meeting, you will not know the exact market value of the shares of Elanco common stock that Aratana stockholders will receive upon completion of the Merger. You should consider that if the market price of Elanco common stock declines between the date the Merger Agreement was signed or the date of the Aratana Special Meeting and the closing of the Merger, including for any of the reasons described above, Aratana stockholders will receive shares of Elanco common stock that have a market value upon completion of the Merger that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed or on the date of the Aratana Special Meeting, respectively.

The consummation of the Merger is subject to a number of conditions, many of which are largely outside of the parties’ control, and, if these conditions are not satisfied or waived on a timely basis, the Merger Agreement may be terminated and the Merger may not be completed.

The Merger is subject to certain customary closing conditions, including:  (i) requisite approval of the holders of Aratana common stock; (ii) the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the absence of any law or order prohibiting the Merger; and (iv) effectiveness of the registration statement on Form S-4 used to register the Elanco common stock to be issued in the Merger. In addition, each of Elanco’s and Aratana’s obligations to complete the Merger is subject to certain other conditions, such as (a) the accuracy of the representations and warranties of the other party, subject to the standards set forth in the Merger Agreement, (b) compliance by the other party with its covenants in all material respects; (c) the absence of a material adverse effect on Aratana; (d) delivery of customary opinions from counsel to Elanco and counsel to Aratana that the Merger will qualify for federal income tax purposes as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; and (e) approval to list the stock portion of the Merger consideration on the New York Stock Exchange. The failure to satisfy all of the required conditions could delay the completion of the Merger by a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause the parties to not realize some or all of the benefits that are expected to be achieved if the Merger is successfully completed within the expected timeframe. There can be no assurance that the conditions to closing of the Merger will be satisfied or waived or that the Merger will be completed.

Failure to complete the Merger could adversely affect the stock price and future business and financial results of Aratana.

There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. If the Merger is not completed, the ongoing business of Aratana could be adversely affected and Aratana will be subject to a variety of risks and possible consequences associated with the failure to complete the Merger, including the following:

•	upon termination of the Merger Agreement under specified circumstances, Aratana is required to pay Elanco a termination fee of $7.0 million;
•	Aratana will incur certain transaction costs, including legal, accounting, financial advisor, filing, printing and mailing fees, regardless of whether the Merger closes;
•

under the Merger Agreement, Aratana is subject to certain restrictions on the conduct of its business prior to the closing of the Merger, which may adversely affect its ability to execute certain of its business strategies;

•

Aratana may lose key employees during the period in which Aratana and Elanco are pursuing the Merger, which may adversely affect Aratana in the future if it is not able to hire and retain qualified personnel to replace departing employees; and

•

the proposed Merger, whether or not it closes, will divert the attention of certain management and other key employees of Aratana from ongoing business activities, including the pursuit of other opportunities that could be beneficial to Aratana as an independent company.

If the Merger is not completed, these risks could materially affect the business and financial results of Aratana and its stock price, including to the extent that the current market price of Aratana common stock is positively affected by a market assumption that the Merger will be completed.

While the Merger is pending, Elanco and Aratana will be subject to business uncertainties and certain contractual restrictions that could adversely affect the business and operations of Elanco and Aratana.

In connection with the pending Merger, some tenants, operators, borrowers, managers, vendors or other third parties of each of Elanco and Aratana may react unfavorably, delay or defer decisions concerning their business relationships or transactions with Elanco or Aratana, which could adversely affect the revenues, earnings, funds from operations, cash flows and expenses of Elanco and Aratana, regardless of whether the Merger is completed. In addition, due to certain restrictions in the Merger Agreement on the conduct of business prior to completing the Merger, each of Elanco and Aratana may be unable (without the other party’s prior written consent), during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial and may cause Elanco and Aratana to forego certain opportunities each might otherwise pursue. In addition, the pendency of the Merger may make it more difficult for Aratana to effectively retain and incentivize key personnel and may cause distractions from Aratana’s strategy and day-to-day operations for its current employees and management.

Elanco and Aratana will incur substantial transaction fees and Merger-related costs in connection with the Merger.

Elanco and Aratana expect to incur non-recurring transaction fees, which include legal and advisory fees and substantial Merger-related costs associated with completing the Merger, combining the operations of the two companies and achieving desired synergies. Additional unanticipated costs may be incurred in the course of the integration of the businesses of Elanco and Aratana. The companies cannot be certain that the realization of other benefits related to the integration of the two businesses will offset the transaction and Merger-related costs in the near term, or at all.

The termination fee and restrictions on solicitation contained in the Merger Agreement may discourage other companies from trying to acquire Aratana.

The Merger Agreement provides that Aratana shall not, and shall refrain from authorizing, directing or permitting its representatives to, solicit, participate in negotiations with respect to or approve or recommend any third-party Acquisition Proposal (as such term is defined in the Merger Agreement) for an alternative transaction, subject to certain exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited offers. The Merger Agreement requires Aratana to pay Elanco a termination fee equal to $7.0 million, under specified circumstances, including termination of the Merger Agreement by Elanco as a result of an adverse change in the recommendation of the Aratana board or Aratana in order to enter into a Superior Proposal (as such term is defined in the Merger Agreement) with a third party. The termination fees and restrictions could discourage other companies from trying to acquire Aratana even though those other companies might be willing to offer greater value to Aratana stockholders than Elanco has offered in the Merger.

Aratana stockholders will have a substantially smaller ownership and voting interest in Elanco upon completion of the Merger, compared to their ownership and voting interest in Aratana prior to the Merger.

Upon completion of the Merger, each Aratana stockholder will become an Elanco shareholder with a percentage ownership of Elanco that is substantially smaller than the stockholder’s current percentage ownership of Aratana. Upon completion of the Merger, based on the number of shares of Elanco common stock and Aratana common stock outstanding on April 23, 2019, the date prior to the execution of the Merger Agreement, it is estimated that continuing Elanco shareholders will own approximately 98% of the issued and outstanding common stock of Elanco, and former Aratana stockholders will own approximately 2% of the issued and outstanding common stock of Elanco. Accordingly, the former Aratana stockholders will exercise significantly less influence over Elanco after the Merger relative to their influence over Aratana prior to the Merger, and thus will have a less significant impact on the approval or rejection of future Elanco proposals submitted to an Elanco shareholder vote.

Litigation against Aratana, Elanco, or the members of their respective boards, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

It is a condition to the Merger that no temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Merger Agreement or the transactions contemplated thereby shall have been issued by any court of competent jurisdiction or other governmental authority of competent jurisdiction and remain in effect. It is possible that Elanco shareholders or Aratana stockholders may file lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name Elanco, members of the Elanco board, Aratana and/or members of the Aratana board as defendants. The outcome of such lawsuits cannot be assured, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated at all. Whether or not any plaintiff’s claim is successful, this type of litigation can result in significant costs and divert management’s attention and resources from the closing of the Merger and ongoing business activities, which could adversely affect the operation of Elanco’s and Aratana’s businesses.

Directors and executive officers of Aratana may have interests in the Merger that are different from, or in addition to, the interests of other Aratana stockholders.

Directors and executive officers of Aratana may have interests in the Merger that are different from, or in addition to, the interests of other Aratana stockholders generally. These interests may include, among others: severance payments under their employment agreements if their employment is terminated in a qualifying termination following the closing of the Merger; the unvested equity awards of Aratana common stock held by Aratana’s directors and executive officers will vest immediately prior to the effective time of the Merger, be net exercised and entitle such directors and executive officers to shares of Aratana common stock and the Merger consideration; and rights to ongoing indemnification and insurance coverage by Elanco as the surviving company for acts or omissions occurring prior to the Merger. The Aratana board was aware of and considered those interests, among other matters, in reaching its decision to approve and adopt the Merger Agreement, approve the Merger, and recommend the approval of the Merger Agreement to Aratana stockholders. These interests, among other factors, may have influenced the directors and executive officers of Aratana to support or approve the Merger.

Aratana stockholders may not receive any payments under the CVRs, and the timing of any such payment will not be determinable, which makes it difficult to value the CVRs.

Under the Merger Agreement, holders of Aratana common stock have the right to receive one CVR for each share of Aratana common stock held by such person. Each CVR will entitle its holder to receive $0.25 in cash if Aratana, Elanco and their respective affiliates achieve cumulative net sales of an animal health product that contains capromorelin as an active pharmaceutical ingredient equal to or exceeding (a) $25.0 million during the period beginning on July 1, 2019 and ending on December 31, 2020, or (b) $50.0 million during the period beginning on July 1, 2019 and ending on December 31, 2021. Therefore, Aratana stockholders’ right to receive any future payment with respect to the CVRs will be contingent upon whether the CVR milestone is achieved. If the CVR milestone is not achieved, no payment will be made under the CVRs and the CVRs will expire valueless. Accordingly, the value, if any, of the CVRs is speculative, and the CVRs may ultimately have no value at all, and the timing of any such payment will not be determinable.

The CVRs are non-transferable.

The CVRs are nontransferable, meaning that they may not be sold, assigned, transferred, pledged, encumbered or in any other manner transferred or disposed of either in whole or in part, other than in certain limited circumstances. The CVRs will not be registered as securities and they will not be listed or traded on any stock exchange in the United States or elsewhere. Therefore, the CVRs are not liquid and Aratana stockholders will not be permitted to sell or transfer them, except for in certain limited circumstances.

Elanco is required to use “diligent efforts” to achieve the CVR milestone, which allows for consideration of a variety of factors to determine the efforts Elanco is required to take; accordingly, under certain circumstances, Elanco may not be required to take certain actions to achieve the CVR milestone, which would have an adverse effect on the value, if any, of the CVRs.

Elanco has agreed to use “diligent efforts,” as defined in the CVR Agreement, to achieve the CVR milestone in the applicable agreed time period. Under the CVR Agreement, the definition of “diligent efforts” requires Elanco to use efforts that are consistent with commercially reasonable practices normally and typically devoted by a company, in the exercise of its commercially reasonable discretion, within the pet therapeutics industry of comparable size and resources to Aratana, relating to development of, seeking regulatory approval of or commercializing, as applicable, a similar product or product candidate, as applicable, at a similar stage in its development or product life as the applicable product. The CVR agreement allows for the consideration of a variety of factors in determining such effort, including without limitation:

•	issues of safety and efficacy;
•	market potential;
•	anticipated pricing and reimbursement rates;
•	costs;
•	expected profitability (including development costs, intellectual property defense costs, distribution and logistics and associated costs, but excluding any payment owed to CVR holders);
•	labeling;
•	pricing reimbursement;
•	methods of distribution;
•	the competitiveness of alternative products in the marketplace (other than products developed or commercialized by Elanco) or under development;
•	market exclusivity (including the patent, regulatory and other proprietary position of the relevant product;
•	the applicable regulatory environment; and
•	relevant commercial, financial, technical, legal, scientific and/or medical factors.

As a result, factors and events may come to pass that result in Elanco permissibly devoting less effort to the achievement of the CVR milestone than Aratana would have devoted had Aratana remained a stand-alone company.

The U.S. federal income tax treatment of the CVRs is uncertain.

There is no legal authority directly addressing the U.S. federal income tax treatment of the CVRs or the treatment of payments that may be received pursuant to the CVRs. Accordingly, the amount, timing and character of any gain, income or loss with respect to the CVRs are uncertain. Aratana shareholders are urged to consult their tax advisors to determine the timing and characterization of gain, income or loss resulting from the receipt of the CVRs and any payments received pursuant to the CVRs.

Uncertainty about the Merger may adversely affect the relationships between Aratana and its suppliers and employees, whether or not the Merger is completed.

In response to the announcement of the Merger, existing or prospective suppliers of Aratana may delay, defer or cease providing goods or services, delay or defer other decisions concerning Aratana, refuse to extend credit to Aratana, or otherwise seek to change the terms on which they do business with Aratana. Any such delays or changes to terms could seriously harm the business of Aratana or, if the Merger is completed, the combined company. These disruptions could also have an adverse effect on the ability of Elanco to achieve the CVR milestone.

In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with Aratana or the combined company. These uncertainties may impair the ability of Aratana to retain, recruit or motivate key management, technical and other personnel.

The fairness opinion obtained from the financial advisor to the Aratana board will not reflect subsequent developments between the signing of the Merger Agreement and the closing of the Merger.

In connection with the proposed Merger, the Aratana board received an opinion on April 25, 2019 from Barclays Capital Inc. as to the fairness, from a financial point of view and as of such date, of the Merger consideration (as defined in the opinion) to be paid to the holders (other than holders of cancelled or dissenting shares) of Aratana common stock, which opinion was based on and subject to various assumptions, procedures, considerations, limitations and qualifications, more fully described in the section entitled “The Merger – Opinion of Financial Advisor to Aratana”. The opinion does not reflect developments that may occur or may have occurred after the date of the opinion, including changes in the market prices of Elanco common stock and Aratana common stock, changes to the operations and prospects of Elanco or Aratana, changes in general market and economic conditions or regulatory or other factors. Any such changes, or other factors on which the opinions are based, may materially alter or affect the relative values of Elanco or Aratana.

Aratana stockholders have appraisal rights under Delaware law.

Under Delaware law, Aratana stockholders who do not vote in favor of adoption of the Merger Agreement and otherwise properly perfect their rights will be entitled to “appraisal rights” in connection with the Merger, which generally entitle stockholders to receive in lieu of the Merger consideration a cash payment of an amount determined by the Court of Chancery equal to be the fair value of their Aratana common stock as of the effective time of the Merger. The appraised value would be determined by the Court of Chancery and could be less than, the same as or more than the Merger consideration. Under Delaware law, stockholders are generally entitled to statutory interest on an appraisal award at a rate equal to 5% above the Federal Reserve discount rate compounded quarterly from the closing date of the Merger until the award is actually paid. Stockholders who have properly demanded appraisal rights must file a petition for appraisal with the Court of Chancery within 120 days after the effective date of the Merger. Should a material number of Aratana’s stockholders exercise appraisal rights and should the Court determine that the fair value of such shares of Aratana common stock is materially greater than the Merger consideration, it could have a material adverse effect on the financial condition and results of operation of the combined company.

If the Merger is not consummated by October 31, 2019 (or, under certain circumstances, December 31, 2019), either Aratana or Elanco may terminate the Merger Agreement.

Either Aratana or Elanco may terminate the Merger Agreement if the Merger has not been consummated by October 31, 2019, subject to automatic extension to December 31, 2019, if, as of October 31, 2019, all of the closing conditions have been satisfied other than the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the Merger Agreement and that failure was the principal cause of, or directly resulted in, the failure to consummate the Merger on time. In the event the Merger Agreement is terminated by either party due to the failure of the Merger to close by October 31, 2019 (or, under certain circumstances, December 31, 2019), Aratana will have incurred significant costs and will have diverted significant management focus and resources from other strategic opportunities and ongoing business activities without realizing the anticipated benefits of the Merger.

Following the Merger, Elanco may be unable to integrate the Aratana business successfully or realize the anticipated synergies and related benefits of the Merger.

Elanco and Aratana entered into the Merger Agreement with the expectation that the Merger will result in various benefits and synergies. However, the Merger involves the combination of two companies that currently operate as independent public companies. After the closing of the Merger, Elanco will be required to devote significant management attention and resources to integrating the portfolio and operations of Aratana. Potential difficulties that Elanco may encounter in the integration process include the following:

•

the inability to combine the businesses of Elanco and Aratana in a manner that permits Elanco to achieve the cost savings or other synergies anticipated as a result of the Merger or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in Elanco not realizing some anticipated benefits of the Merger in the time frame currently anticipated, or at all;

•	the inability to realize the anticipated value from various Aratana assets;
•	potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the closing of the Merger and the subsequent integration; and
•

performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from ongoing business activities as a result of completing the Merger and integrating the companies’ operations.

It is possible that the integration process could result in the distraction of Elanco’s management, the loss of key employees, the disruption of Elanco’s ongoing business or inconsistencies in Elanco’s operations, services, standards, controls, procedures and policies, any of which could adversely affect the ability of Elanco to maintain relationships with third parties and employees or to achieve the anticipated benefits of the Merger, or could otherwise adversely affect the business and financial results of Elanco and the value of the shares of Elanco common stock that would be received by Aratana stockholders if the Merger is consummated.

The market price of Elanco common stock may decline as a result of the completion of the Merger.

The market price of Elanco common stock may decline as a result of the completion of the Merger for a number of reasons, including if Elanco does not achieve the perceived benefits of the Merger as rapidly or to the degree anticipated by financial and industry analysts, or if the effect of the Merger on Elanco’s financial results is not consistent with the expectations of financial and industry analysts. In addition, if the Merger is consummated, Elanco shareholders, including the former Aratana stockholders, will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Current shareholders of Elanco and former stockholders of Aratana may not wish to continue to invest in Elanco, or for other reasons may wish to dispose of some or all of their shares of Elanco common stock. If, following the consummation of the Merger, there is selling pressure on Elanco common stock that exceeds demand at the market price, the price of Elanco common stock could decline.

Shares of Elanco common stock to be received by Aratana stockholders in the Merger will have rights different from the shares of Aratana common stock.

After the effective time of the Merger, Aratana stockholders who receive shares of Elanco common stock in connection with the Merger will no longer be stockholders of Aratana, a Delaware corporation, but instead will hold shares of Elanco, an Indiana corporation, which is governed by Indiana law and the terms of its articles of incorporation and bylaws. As shareholders of Elanco, former Aratana stockholders, will have different rights than they currently have and those rights may be, or may be perceived to be, less favorable than their current rights as Aratana stockholders.

Except as supplemented by the risk factors described above, there have been no material changes to the risk factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

The repurchase activity for the three months ended March 31, 2019, was as follows:

				Total Number of	Maximum Number of
	Total Number		Average	Shares Purchased	Shares That May Yet Be
	of Shares		Price Paid	as Part of Publicly	Purchased Under the
	Purchased		Per Share	Announced Plan or Program	Plan or Program
January 1, 2019 - January 31, 2019	35,496	(1)	$4.22	—	N/A
February 1, 2019 - February 28, 2019	—		—	—	N/A
March 1, 2019 - March 31, 2019	—		—	—	N/A
35,496

(1) Consists of shares of restricted stock that were withheld to satisfy employee tax withholding obligations arising in conjunction with the vesting of restricted stock pursuant to our 2013 Incentive Award Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Agreement and Plan of Merger by and among Elanco Animal Health Incorporated, Elanco Athens Inc. and Aratana Therapeutics, Inc., dated as of April 26, 2019	8-K	001-35952	2.1	4/26/2019
3.1	Restated Certificate of Incorporation	8-K	001-35952	3.1	7/3/13
3.2	Amended and Restated Bylaws	8-K	001-35952	3.2	7/3/13
10.1	Letter Agreement, dated January 17, 2019, between Aratana Therapeutics, Inc. and Steven St. Peter, M.D.	8-K	001-35952	10.1	1/22/19
10.2	Amended and Restated Employment Agreement, dated January 18, 2019, between the Aratana Therapeutics, Inc. and Craig Tooman	8-K	001-35952	10.2	1/22/19
10.3	Employment Agreement, dated February 1, 2019, between Aratana Therapeutics, Inc. and Rhonda Hellums	8-K	001-35952	10.1	2/5/19
10.4	First Amendment to Amended and Restated Exclusive License, Development and Commercialization Agreement between Aratana Therapeutics, Inc. and Pacira Pharmaceuticals, Inc. dated April 26, 2019	8-K	001-35952	10.1	4/26/2019
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*    Filed herewith.

**  Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARATANA THERAPEUTICS, INC.

Date: May 9, 2019	By:	/s/ Craig A. Tooman
Craig A. Tooman
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ Rhonda L. Hellums
Rhonda L. Hellums
Chief Financial Officer
(Principal Financial and Accounting Officer)